Form 10-Q
period 2017-03-31
Cars.com Inc.
filed 2017-06-20
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37869

Cars.com Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3693660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 S. Riverside Plaza, Suite 1000 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 601-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒*

* The registrant became subject to the requirements on May 15, 2017

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2017, the registrant had 71,589,655 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

CONDENSED COMBINED BALANCE SHEETS

In thousands of dollars

	Mar. 31, 2017	Dec. 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,951	$8,896
Accounts receivables, less allowance of $3,272 and $3,527, respectively	91,445	98,303
Prepaid expenses and other current assets	12,104	12,342
Total current assets	105,500	119,541
Property and equipment
Cost	42,059	37,190
Less accumulated depreciation	(19,335)	(16,729)
Net property and equipment	22,724	20,461
Intangible and other assets
Goodwill	788,107	788,107
Intangible assets, less accumulated amortization of $185,118 and $165,651, respectively	1,587,902	1,607,369
Investments and other assets	11,264	11,788
Total assets	$2,515,497	$2,547,266
Liabilities and equity
Current liabilities
Accounts payable	$4,424	$7,844
Accrued liabilities	61,463	64,140
Total current liabilities	65,887	71,984
Noncurrent liabilities
Deferred incentive plans	2,039	3,913
Unfavorable contracts liability	37,785	44,085
Deferred tax liability	8,155	8,325
Other noncurrent liabilities	2,510	1,674
Total noncurrent liabilities	50,489	57,997
Total liabilities	116,376	129,981
Commitments and contingent liabilities
Equity
Parent’s investment, net	2,399,121	2,417,285
Total liabilities and equity	$2,515,497	$2,547,266

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Cars.com Inc.

CONDENSED COMBINED STATEMENTS OF INCOME

Unaudited, in thousands of dollars

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
Revenues:
Retail	$112,245	$109,605
Wholesale(a)	40,929	42,884
Total	153,174	152,489
Operating expenses:
Product support, technology and operations	34,819	32,709
Marketing and sales	59,001	58,342
General and administrative	10,345	7,502
Affiliate revenue share	2,361	1,994
Amortization of intangible assets	19,467	18,164
Total	125,993	118,711
Operating income	27,181	33,778
Other income (loss), net	125	(79)
Income before income taxes	27,306	33,699
Provision for income taxes	418	—
Net income	$26,888	$33,699

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

(a)	Wholesale revenue includes revenue generated from our Parent of $2.1 million during both the three months ended March 31, 2017 and 2016 (See Note 9).

Cars.com Inc.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

Unaudited, in thousands of dollars

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
Cash flows from operating activities:
Net income	$26,888	$33,699
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	22,073	20,245
Amortization of unfavorable contract liability	(6,300)	(6,300)
(Gain) loss on trading securities related to deferred compensation	(84)	79
Provision for doubtful accounts receivable	763	723
Increase (decrease) in operating assets and liabilities	376	(22,588)
Net cash flow provided by operating activities	43,716	25,858
Cash flows from investing activities:
Purchase of property and equipment	(5,609)	(2,129)
Net cash used in investing activities	(5,609)	(2,129)
Cash flows from financing activities:
Transactions with Parent, net	(45,052)	(23,693)
Net cash used in financing activities	(45,052)	(23,693)
(Decrease) increase in cash and cash equivalents	(6,945)	36
Cash and cash equivalents at beginning of period	8,896	100
Cash and cash equivalents at end of period	$1,951	$136
Supplemental non-cash information:
Purchases of property and equipment in accrued liabilities and accounts payables	$140	$135

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Cars.com Inc.

CONDENSED COMBINED STATEMENTS OF EQUITY

Unaudited, in thousands of dollars

Parent’s investment, net
Balance at Dec. 31, 2016	$2,417,285
Net income	26,888
Transactions with Parent, net	(45,052)
Balance at Mar. 31, 2017	$2,399,121

Balance at Dec. 31, 2015	$2,304,519
Net income	33,699
Transactions with Parent, net	(23,693)
Balance at Mar. 31, 2016	$2,314,525

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

NOTE 1

Separation from Parent, description of business and basis of presentation

Separation from Parent.    On September 7, 2016, TEGNA Inc. (“TEGNA” or the “Parent”), our former parent company, announced its plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DMR Holdings, Inc. (“DealerRater”), a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com Inc. (“Cars.com,” the “Company,” “our,” “us,” or “we”), which now owns the digital automotive marketplace business. A Registration Statement on Form 10 relating to the Separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2017 and declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, the Parent completed the Separation through a pro rata distribution to the Parent’s stockholders of all of the outstanding shares of our common stock, and our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of Parent common stock received one share of our common stock for every three shares of Parent common stock held on May 18, 2017, the record date for the distribution. The Parent structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

Description of business.    Cars.com is a leading online destination that helps car shoppers and owners navigate every turn of car ownership. A pioneer in automotive classifieds, the company has evolved into one of the largest digital automotive platforms, connecting consumers with local dealers across the country anytime, anywhere. Through trusted expert content, on-the-lot mobile app features, millions of new and used vehicle listings, a comprehensive set of research tools and the largest database of consumer reviews in the industry, Cars.com helps shoppers buy, sell and service their vehicles. We have approximately 35 million monthly visits to our web properties. Cars.com generates revenue through online subscription advertising products targeting car dealerships through our direct sales force as well as our affiliate sales channels. We also generate revenue through the sale of display advertising to national advertisers. Our website hosts approximately five million vehicle listings and serves approximately 21,000 franchise and independent car dealers in all 50 states. Cars.com properties include DealerRater, Auto.com, PickupTrucks.com™ and NewCars.com©. The Company is headquartered in Chicago, IL.

Basis of Presentation.    Historically, TEGNA has not disclosed separate combined interim financial statements for Cars.com, LLC. On August 1, 2016, TEGNA purchased 100% of DealerRater, a leading automotive dealer review website. DealerRater was included in the distribution to Cars.com as part of the Separation. The accompanying financial statements combine the activity for the acquired business from the date of acquisition and reflect the application of push down accounting. The accompanying interim financial statements are derived from the historical accounting records of TEGNA and present our financial position, results of operations and cash flows as of the periods presented as if we were a separate entity. These interim financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. Accordingly, the interim financial statements do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. GAAP.

Since the Parent’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to our Parent’s consolidated headcount. The historical allocated corporate costs were $0.7 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. Our management believes that such allocations are reasonable. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by our Parent. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company or the costs expected to be incurred in the future.

All of our internal intercompany accounts have been eliminated. All significant intercompany transactions between either (i) us and Parent or (ii) us and Parent affiliates have been included within the financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and Parent or (ii) us and Parent affiliates are included in “Parent’s investment, net.” The total net effect of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as financing activities.

These interim financial statements should be read in conjunction with the audited annual financial statements, and notes thereto, as of and for the year ended December 31, 2016 included in our Registration Statement on Form 10. These interim financial statements follow the same accounting policies and methods in their application as the most recent audited financial statements. In the opinion of management, the interim financial statements reflect all adjustments (all of which are of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

NOTE 2

Summary of significant accounting policies

See Note 2 “Summary of significant accounting policies” in Part I, Item 13 of our Registration Statement on Form 10 for a discussion of Cars.com’s significant accounting policies.

New Accounting Pronouncements Not Yet Adopted.

The Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. Under the amendment, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The required adoption date of the standard is January 1, 2018. The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown; and the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently anticipate adopting the standard using the modified retrospective method. Our primary source of revenue is through the sale of online subscription advertising products to car dealerships. We currently do not expect the standard to have a material impact on this revenue stream, which will continue to be recognized primarily on a straight-line basis over the contract term as the service is provided to our customers.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). This guidance amended several elements surrounding the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in Net income. The new guidance is effective for us beginning in the first quarter of 2018. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures.

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. This guidance related to leases which will require lessees to recognize assets and liabilities on the combined balance sheets for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires only capital leases to be recognized on the combined balance sheets—the new guidance will require both types of leases to be recognized on the combined balance sheets. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are currently evaluating the effect it is expected to have on our financial statements and related disclosures.

In June 2016, the FASB Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The standard has tiered effective dates, starting in 2020. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures.

NOTE 3

Goodwill and other intangible assets and liabilities

The following table displays goodwill, indefinite-lived intangibles and amortizable intangible assets at March 31, 2017 and December 31, 2016 (in thousands):

	Gross	Accumulated Amortization	Net
Mar. 31, 2017
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(156,889)	657,351
Acquired software	71,700	(25,555)	46,145
Trade name	9,800	(544)	9,256
Non-compete agreements	2,860	(1,430)	1,430
Content library	2,100	(700)	1,400
Total amortizable intangible assets	900,700	(185,118)	715,582
Total	$2,561,127	$(185,118)	$2,376,009
Dec. 31, 2016
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(140,788)	673,452
Acquired software	71,700	(22,798)	48,902
Trade name	9,800	(340)	9,460
Non-compete agreements	2,860	(1,287)	1,573
Content library	2,100	(438)	1,662
Total amortizable intangible assets	900,700	(165,651)	735,049
Total	$2,561,127	$(165,651)	$2,395,476

We also have an intangible liability related to unfavorable wholesale contracts that Cars.Com, LLC entered into as part of the acquisition by TEGNA in October 2014. The unfavorable contract liability as of March 31, 2017 and December 31, 2016 was $63.0 million and $69.3 million, respectively. Liabilities that will be amortized in the next twelve months are recorded in Accrued liabilities, with the remainder recorded in Unfavorable contract liability on the Condensed Combined Balance Sheets. Amortization of the liability is recognized as wholesale revenue on the Condensed Combined Statements of Income. Unfavorable wholesale contract revenue recognized in both the three months ended March 31, 2017 and 2016 was $6.3 million.

NOTE 4

Investments

We have a 21% ownership interest in RepairPal, Inc. (“RepairPal”), an online marketplace offering consumers a price estimator for car repairs and an ability to research repair shop reviews. We account for our investment under the cost method. While we believe that we have the ability to exercise significant influence, it has been determined that our investment is not substantially similar to common stock on the acquisition date because it has a substantive liquidation preference over RepairPal’s common stock. This factor precludes us from accounting for the investment under the equity method.

In May 2016, we purchased $2.2 million of convertible debt issued by RepairPal. The debt accrues interest at an annual rate of 7% and matures in May 2018, at which time the debt converts into shares of preferred stock.

The aggregate carrying amount of the investment as of March 31, 2017 and December 31, 2016 was $9.4 million and $9.3 million, respectively. We record these amounts in Investments and other assets on the Condensed Combined Balance Sheets. No events or circumstances occurred that required us to estimate the fair value of the investment.

NOTE 5

Income taxes

DealerRater, a corporate entity, is subject to federal and state income taxes. Accordingly, income taxes incurred by DealerRater since its acquisition on August 1, 2016 have been recognized in the historical financial statements. We did not have any income taxes for the three months ended March 31, 2016.

NOTE 6

Long-term incentive plan

In June 2001, we established a long-term incentive plan (“LTIP”). Under the plan, at our discretion, we may designate employees to participate and may make annual contributions to the participants’ account. In the three months ended March 31, 2017 and for full-year 2016, we contributed $0.3 million and $0.6 million, respectively. The total amount contributed by us is marked to market quarterly and any unrealized gains (losses) are recognized in Other income, net on the Condensed Combined Statements of Income.

Under this plan, deferred compensation expense was $0.2 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively. The deferred compensation liability was $2.3 million and $3.1 million as of March 31, 2017 and December 31, 2016, respectively. Management does not expect to make any new contributions to LTIP subsequent to the Separation.

NOTE 7

Fair value measurement

We measure and record certain assets at fair value in the accompanying financial statements. U.S. GAAP establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1—	Quoted market prices in active markets for identical assets or liabilities;

Level 2—	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3—	Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.

Financial assets that are carried at fair value on a recurring basis in the balance sheet consist of marketable securities held as LTIP investments.

The following table presents the LTIP investments carried at fair value as of March 31, 2017 and December 31, 2016, by category on the balance sheet in accordance with the valuation hierarchy defined above (in thousands):

Fair value measurement as of Mar. 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,862	$—	$—	$1,862
Total	$1,862	$—	$—	$1,862
Investments valued using the net asset value as a practical expedient:
Fixed income fund				$861
Total investments at fair value				$2,723

Fair value measurement as of Dec. 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,228	$—	$—	$2,228
Total	$2,228	$—	$—	$2,228
Investments valued using the net asset value as a practical expedient:
Fixed income fund				$1,031
Total investments at fair value				$3,259

Fair value for mutual funds is measured using Level 1 inputs and quoted market prices at the reporting date multiplied by the quantity held. Our fixed income fund investment consists of a commingled fund for which quoted market prices are not available. The fair value of the investment represents the net asset value as provided by the trustee.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables and accounts payable. The carrying amounts for these balances approximated their fair values.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, and therefore, not included in the tables above. These assets include goodwill and intangible assets and result as acquisitions occur. The amounts assigned to intangible assets and goodwill as they relate to the Company’s acquisitions are based on the Company’s best estimate of the fair value. The Company uses an independent valuation specialist to assist in determining the fair value of the identified intangible assets at acquisition. The fair value of the significant identified intangible assets is generally estimated using a combination of an income approach using the discounted cash flow analysis and market approach using the guideline public company analysis, which represents a Level 3 fair value measurement. The income approach includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. The market approach also uses forecasted revenue and earnings, as well as comparable public company trading values. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk.

NOTE 8

Share appreciation rights plan

Effective as of January 1, 2012, we established a Share Appreciation Rights Plan (the "SAR Plan"). Eligible participants receive a number of stock appreciation rights annually that entitle the employee to receive the appreciation in the fair market value of a share from the date of grant up to a specified date or dates plus an amount equal to the distributions per share. Deferred compensation is based upon award of stock appreciation rights, the value of which is related to the appreciation in the value of Cars.com. Awards granted in a given year vest to the participant over a three-year period. Benefits paid under the SAR Plan are made in cash, not common stock, at the end of the three-year vesting period from the original grant date. Expense related to the SAR Plan has been recorded in accordance with the accounting standards for share based payments. Due to the cash settlement at the end of the performance period, the awards are classified as a liability and are remeasured each reporting period at fair value. As of March 31, 2017, Cars.com recorded a liability of $2.0 million related to its SAR Plan on its Condensed Combined Balance Sheets.

In the three months ended March 31, 2017, no stock appreciation rights were granted to employees. Management does not expect to issue any new grants subsequent to the Separation.

NOTE 9

Related party transactions

We were party to a commercial agreement with our Parent. Revenue earned from this agreement for both the three months ended March 31, 2017 and 2016 was $2.1 million.

Prior to the Separation and distribution, Parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in “Parent’s investment, net” when advanced. Accordingly, none of Parent’s Cash and cash equivalents were assigned to us in the Financial Statements. Cash and cash equivalents in our Condensed Combined Balance Sheets represent cash held locally by us.

Equity in the Condensed Combined Balance Sheets represents the accumulated balance of transactions between us and Parent, our paid-in-capital, and Parent’s interest in our cumulative retained earnings, and are presented within “Parent’s investment, net”. The amounts comprising the accumulated balance of transactions between us and Parent and Parent affiliates include (i) the cumulative net assets attributed to us by Parent and Parent affiliates and (ii) the cumulative net advances to Parent representing our cumulative funds swept (net of funding provided by Parent and Parent affiliates to us) as part of the centralized cash management program.

NOTE 10

Commitments, contingent liabilities and other matters

Commitments

In May 2016, we entered into a new lease of a building in Chicago, IL. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. Minimum payments throughout the life of the lease are $57.7 million.

Litigation

We are defendants from time to time in judicial and administrative proceedings involving matters incidental to our business. We do not believe that any material liability will be imposed as a result of these matters.

NOTE 11

Subsequent events

Separation from Parent.    On May 31, 2017, the Parent completed the Separation through a pro rata distribution to the Parent’s stockholders of all the outstanding shares of our common stock and we made a $650 million cash transfer to Parent. Each holder of Parent common stock received one share of our common stock for every three shares of Parent common stock held on May 18, 2017, the record date for the distribution. The Parent structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

In connection with the Separation and prior to the distribution, we entered into various agreements to effect the Separation and provide a framework for its relationship with Parent after the Separation and distribution, including a separation and distribution agreement, a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between Cars.com and Parent of the assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) of Parent and its subsidiaries attributable to periods prior to, at and after Cars.com’s Separation from Parent and govern the relationship between Cars.com and Parent subsequent to the completion of the Separation.

A summary of the separation and distribution agreement and these other agreements can be found in the Company’s Registration Statement on Form 10.

In connection with the Separation and distribution, on May 30, 2017, we adopted several compensation and benefit plans, including the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”). A summary of each of these plans can be found in the Registration Statement on Form 10. At the time of the distribution, we issued equity awards under the Omnibus Plan as a result of the conversion of certain outstanding share-based awards previously granted by Parent into awards denominated in our shares in accordance with the terms of the Separation and distribution agreement and employee matters agreement we entered into with Parent.

Term loan and revolving credit facility.    On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450,000,000 (of which up to $25,000,000 may be in the form of letters of credit at the request of the Company) and (b) term loans in an aggregate principal amount of $450,000,000. Interest on the borrowings under the Credit Agreement is payable at a base rate or eurocurrency rate, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon the Company’s total net leverage ratio. Borrowings under the Credit Agreement were used to fund the payment of a cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and distribution and related transactions and may also be used for general corporate purposes, including, without limitation, to fund acquisitions, investments and capital expenditures not prohibited under the Credit Agreement. The term loan requires quarterly amortization payments commencing on September 30, 2017.

The obligations under the Credit Agreement are guaranteed by the Guarantors and, the Company and the Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. See a summary of our Credit Agreement in the Registration Statement on Form 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. In particular, information included under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this report contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Cars.com management and is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond Cars.com’s control. Except as may be required by law, Cars.com undertakes no obligation to modify or revise any forward-looking statement to reflect new information, events or circumstances occurring after the date of this information statement. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report include, among others:

•	competitive pressures in the markets in which Cars.com operates and innovation by Cars.com’s competitors;
•	increased closures or consolidation among automobile dealers or other events which may adversely affect business operations of major customers and/or depress their level of advertising;
•	macroeconomic trends and conditions;
•	economic downturns leading to a weak automotive market or a decrease in online and mobile advertising or consumer demand for new and used cars;
•	the ability of Cars.com to anticipate market needs and develop new and enhanced products and services to meet those needs, and its ability to successfully monetize them;
•	potential disruption or interruption of Cars.com’s operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;
•	an inability to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures;
•	the ability to attract and retain employees;
•	the ability to adequately protect intellectual property;
•	reliance on third-party service providers;
•	rapid technological changes and frequent new product introductions prevalent in the markets in which Cars.com competes;
•

volatility in financial and credit markets which could affect Cars.com’s ability to raise funds through debt or equity issuances and otherwise affect Cars.com’s ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	reliance on the performance of counterparties to affiliation agreements to generate wholesale advertising revenues, and the potential underperformance of these counterparties;
•	the ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to Cars.com’s business;
•	adverse outcomes in proceedings with governmental authorities or administrative agencies;
•	an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges;
•	Cars.com’s expectations regarding the time during which it will be an “emerging growth company” under the JOBS Act;

•	Cars.com’s inability to engage in certain corporate transactions following the separation;
•	any failure to realize expected benefits from the separation; and
•	other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed combined financial statements and related notes. The financial information discussed below and included elsewhere in this report may not necessarily reflect what our financial condition, results of operations and cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Business Overview

Cars.com, Inc (“Cars.com,” the “Company,” “our,” “us,” or “we”) is a leading online destination for automotive consumers offering credible, objective information about car shopping, selling and servicing. We leverage our consumer audience to help automotive dealers and marketers more effectively reach car buyers and sellers, as well as those looking for trusted service providers. We have approximately 35 million monthly visits to our web properties. Cars.com generates revenue through online subscription advertising products targeting car dealerships through our direct sales force as well as our affiliate sales channels. We also generate revenue through the sale of display advertising to national advertisers. Our website hosts approximately five million vehicle listings at any given time and serves more than 21,000 franchise and independent car dealers in all 50 states.

Separation from Parent

On September 7, 2016, TEGNA, Inc. (“TEGNA” or the “Parent”) our former parent company, announced its plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DMR Holdings, Inc. (“DealerRater”), a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com, which now owns the digital automotive marketplace business. A Registration Statement on Form 10 relating to the Separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2017 and declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, Parent completed the Separation through a pro rata distribution to Parent’s stockholders of all of the outstanding shares of our common stock, and our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of Parent common stock received one share of our common stock for every three shares of Parent common stock held on May 18, 2017, the record date for the distribution. Parent structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

During the three months ended March 31, 2017, the Company generated revenues of $153.2 million and recorded Net income of $26.9 million. Of the $153.2 million in revenues, 73% consisted of retail revenue with the remaining 27% derived from wholesale revenues.

In evaluating our financial condition and operating performance, our management team reviews a wide variety of factors and forms. We are particularly focused on the following themes and performance metrics, which our management team views as instructive:

•

Traffic.    Our traffic and our ability to continue generating traffic are key to our business, and the tracking of our traffic performance is a critical measure. In 2015 and 2016, we undertook a re-platforming initiative to develop a responsive design platform, which provides a seamless experience for consumers across desktop, mobile and tablets. This new platform also allows us to move faster in introducing new content and features to the Cars.com sites. In addition, DealerRater, which TEGNA acquired in August 2016, was contributed to us in connection with the Separation, and we also have invested in developing or acquiring several adjacent offerings, including in the repair and trade-in space. The tracking of our traffic performance is critical to measuring the return on the investments described above, and traffic performance is highly correlated with our ability to provide value to our advertisers.

•

Connections.    We are compensated by our advertisers for providing the direct and indirect connections we facilitate between consumers and dealers or Original Equipment Manufacturers (“OEMs”). Whether through a direct connection such as an email or phone call from a consumer to a dealer, an indirect connection such as a transfer from one of the Cars.com sites to a dealer’s website or by pushing walk-in traffic into a dealership, the ability to connect consumers and advertisers is the heart of our business. Our platform, with its captive audience of in-market car shoppers, also serves as an excellent branding platform for local dealerships and OEMs alike. Major auto manufacturers regularly include advertising on the Cars.com sites when rolling out new makes and models each year. Shifting trends in consumer behavior are changing the ways consumers interact with automotive dealers and manufacturers. The shift to mobile, a preference for texting, and the increasing use of social media are three trends that are disrupting the way consumers have historically interfaced with dealers through online shopping sites. Management measures the various ways in which consumers are interfacing with dealers and OEMs and reports these various metrics with regularity to its customers. Cars.com also is expanding its capabilities of reporting on its consumer influence through innovations like Lot Insights, which uses geo-fencing technology to capture consumer searches on our platform that are performed on a dealer’s physical premises. Though we have had success with many of our customers in proving that our value goes well beyond direct connections and includes a strong influence on walk-in traffic and ultimately vehicle sales, dealers who are focused on more traditional methods of tracking consumer intent such as phone leads may not understand the value that Cars.com is delivering to them. An ongoing area of focus will be educating more dealers on these shifting consumer trends and demonstrating the value of our products.

•

Customers.    Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEM customers. The larger the advertiser base, the more inventory and options that are available for consumers to review. Management is focused not only on expanding our network of franchise and independent dealers, but also on developing new approaches to consumer engagement to increase the value of our platform to existing customers. In 2016 and the first three months of 2017, we experienced a higher-than-usual migration of customers away from product enhancement packages or from our solutions more generally. We continue to highlight the value of our connections to dealers while at the same time introducing new advertising opportunities such as our Sell and Trade product and the ability to generate and syndicate reviews through DealerRater.

Our continued success will depend in part on our ability to address and successfully manage challenges, both specific to our business and in the digital advertising marketplace generally. In the near term, we may experience compressed margins as a result of the transition from a wholly-owned subsidiary of TEGNA to an independent publicly traded company. In particular, the transition will require us to build out our internal infrastructure and support functions, through recruiting and hiring managers and employees to strengthen our legal, treasury, accounting, tax, investor relations and other similar functions. Similarly, we will face ongoing public company costs, including those related to an independent board of directors, compliance with regulatory and stock exchange requirements, and increased auditing and insurance fees. Further, the indebtedness we incur in connection with the Separation will reduce our free cash flow and may limit our ability to make strategic acquisitions. We expect to manage these incremental costs and the associated increased risk by focusing on operating efficiency and continued growth in our business to drive profit margins and generate cash flow.

More generally, we anticipate challenges in the broader digital advertising marketplace, including the following specific challenges:

•

Increasing competition in the online automotive space.    We compete in a crowded marketplace for a share of overall dealer and OEM marketing spend. In the face of increasing competition and the development of new technologies, we will need to continue to enhance our existing products and develop innovative new ones, while leveraging our excellent brand and strong consumer following.

•

Flattening growth in new car sales and other macro risks.    Growth in new car sales has flattened in 2016, and we do not expect growth in new car sales in 2017. A more dramatic slowdown in car sales or other negative macroeconomic changes could reduce our customers’ aggregate digital advertising spend.

•

Shifting consumer trends.    Consumers continue to shift to mobile devices and to social media, which can have a downstream impact on many aspects of our business, including desktop display advertising revenues and the ability to continue to generate traditional phone and email leads. As of March 31, 2017, mobile traffic to Cars.com sites accounted for 56% of our total traffic compared to 51% a year earlier. As consumers continue to shift to mobile devices, we will need to continue to adjust our existing platforms and develop new platforms so that we are engaging consumers through their preferred medium.

Presentation of Financial Statements

Historically, TEGNA has not disclosed separate combined interim financial statements for Cars.com, LLC. On August 1, 2016, TEGNA purchased 100% of DealerRater, a leading automotive dealer review website. DealerRater was included in the distribution to Cars.com, Inc. as part of the Separation. The accompanying financial statements combine the activity for the acquired business from the date of acquisition and reflect the application of push down accounting. The accompanying interim financial statements are derived from the historical accounting records of TEGNA and present our financial position, results of operations and cash flows as of the periods presented as if we were a separate entity. These interim financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. Accordingly, the interim financial statements do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. GAAP.

Since the Parent’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to our Parent’s consolidated headcount. Since Cars.com, LLC operated primarily as a standalone entity, the historical allocated corporate costs were $0.7 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. Our management believes that such allocations are reasonable. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by our Parent. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company or the costs expected to be incurred in the future.

We manage and operate our business as one segment. All of our internal intercompany accounts have been eliminated. All significant intercompany transactions between either (i) us and Parent or (ii) us and Parent affiliates have been included within the financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and Parent or (ii) us and Parent affiliates are included in “Parent’s investment, net.” The total net effect of these intercompany transactions is reflected in the Combined Statements of Cash Flows as financing activities.

With regards to income taxes, the determination of whether taxes should be presented in the financial statements of a limited liability company (“LLC”) is dependent on whether tax law considers the entity to be a flow-through entity. Cars.com, LLC is a multi-member LLC that is considered to be a partnership for U.S. income tax purposes. Multi-member LLCs generally are not subject to federal, state or local income taxes and are therefore considered flow-through entities. Accordingly, no income taxes have been recognized in Cars.com, LLC historical financial statements. DealerRater is subject to federal and state income taxes. Accordingly, income taxes incurred by DealerRater since its acquisition on August 1, 2016 have been recognized in the historical financial statements.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. The following table presents certain of these key metrics.

	Three months ended Mar. 31,
	2017	2016
Traffic-visits	105,805,000	113,479,000
Dealer customers	21,552	20,833
Average vehicle listings	4,958,000	4,713,000

Traffic-Visits.    We utilize traffic-visit numbers to evaluate the performance of the Cars.com websites. This internally generated metric includes data for multi-platform reporting pulls from desktop (home and work) and mobile (web browser and application access). Visits refers to the number of times a site is visited, no matter how many visitors make up those visits. Traffic-visit numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to revenue, we believe our ability to reach diverse demographic audiences is attractive to our dealers and national advertisers.

Dealer Customers.    Dealer customers represent the number of car dealers using our products at the end of the applicable periods. The number includes dealers from both retail and affiliate sales channels.

Average Vehicle Listings.    Average Vehicle Listings represent the average daily vehicle listings on Cars.com website properties.

Factors Affecting Our Performance

Spending on Online Marketing.    Our revenue is dependent on the amount dealers spend on our online subscription products. We also generate a significant amount of revenue from the sale of advertising on our websites. In order to increase our revenues, dealers and other advertisers such as OEMs will likely have to increase the amount they spend on online marketing in absolute dollars or as a percentage of their total marketing expenditures.

Dealer Customers.    Our future growth will depend, in part, on our ability to successfully increase the amount that each of our dealer customers spends on our digital solutions. We have made a substantial investment in our sales organization, and we are dependent on the success of that organization, combined with the effectiveness of our products, to help our subscribing dealers see the value and the return on investment of our premium listings and our enhancement services.

Automotive Industry and Consumer Trends.    Our current customer base, revenue sources and operations are substantially limited to the U.S. Accordingly, our results can be impacted by prevailing economic and market conditions in the U.S. that impact the retail automotive industry in general and car dealers, in particular. General economic conditions can also impact the number of in-market car shoppers on our websites and the availability of used car inventory.

Launch of New Products and Services.     Our revenue growth in the future will be dependent, in part, on our ability to successfully innovate, develop, launch, and gain market acceptance of new services that dealers will purchase for an additional fee. Also, our future results of operations will be affected by the timing of the launch of new products and services.

Results of Operations

The following table sets forth our selected statement of operations for each of the periods indicated:

	Three months ended Mar. 31,
In thousands of dollars	2017	2016	Change
Revenues
Direct revenue	$83,635	$81,805	2%
National advertising revenue	24,936	24,251	3%
Other revenue	3,674	3,549	4%
Retail revenue	112,245	109,605	2%
Wholesale revenue	40,929	42,884	(5)%
Total	153,174	152,489	—%
Operating expenses
Product support, technology and operations	34,819	32,709	6%
Marketing and sales	59,001	58,342	1%
General and administrative	10,345	7,502	38%
Affiliate revenue share	2,361	1,994	18%
Amortization of intangible assets	19,467	18,164	7%
Total	125,993	118,711	6%
Operating income	27,181	33,778	(20)%
Non-operating (expense) income
Other non-operating income	125	(79)	*** %
Income before income taxes	27,306	33,699	(19)%
Provision for income taxes	418	—	*** %
Net income	$26,888	$33,699	(20)%

***	Not meaningful

Three Month Period Ended March 31, 2017 Compared to Three Month Period Ended March 31, 2016

Revenues

Retail Revenues—Direct.    Direct revenues represent online subscription products sold by Cars.com sales teams at retail rates set by Cars.com. Automotive dealer customers purchase advertising packages to market their vehicle inventory and other aspects of the dealership, such as the service department. In addition to subscription packages, dealers may also purchase leads on a pay-per-lead basis. Direct revenue is our largest revenue stream, representing approximately 55% of total revenue for the first three months of 2017. Direct revenue for the first three months of 2017 increased 2% from the prior year reflecting an increase primarily due to the sale of DealerRater product, partially offset by decreases in both subscription rates and subscription products sold by Cars.com.

Retail Revenues—National Advertising.    National advertising revenues consists of display advertising sold to advertising agencies and OEMs as well as leads sold to OEMs. Banner display ads are placed throughout the Cars.com network of properties. National advertising revenue represented approximately 16% of total revenue for the first three months of 2017. National revenue for the three months of 2017 rose 3% from the prior year mainly due to increased lead volume sold to OEMs. During the quarter, national advertising revenues were negatively impacted by two OEM customers who reduced their spending with Cars.com due to changes being implemented within their own businesses.

Retail Revenues—Other.    Other includes revenues from (1) leads sold to reseller companies, (2) data sold to third-parties and (3) products such as Sell It Yourself/For Sale By Owner. Other revenue represented approximately 2% of total revenue for the three months ended March 31, 2017. Other revenue for the three months ended March 31, 2017 increased 4% mainly due to increased lead volume sold to third-party lead resellers.

Wholesale Revenues.    Wholesale revenues represents the wholesale fees paid to Cars.com for online subscription products sold by Affiliates. Wholesale revenue represented approximately 27% of total revenue for the three months ended March 31, 2017. Wholesale revenues for the three months ended March 31, 2017 decreased 5%, reflecting declines in subscriptions sold partially offset by increases in subscription rates. The decline in subscriptions sold was driven by subscription cancellations due to increased competition and an increase in subscription rates. Affiliate businesses sell directly to these customers as opposed to the Cars.com direct sales force.

Expenses

Product support, technology and operations.    Product support, technology and operations expenses primarily consist of the costs to support revenue including the compensation costs for our product development, technology and operations teams. Expenses to support revenue include traffic acquisition costs, third party inventory processing costs, photo/video maintenance, service provider expenses, and content licenses. The product development team creates and develops Cars.com products along with providing editorial content on the site. The technology team develops and supports the Cars.com website. Expenses include outside consulting, hardware/software maintenance, software licenses, data center and other infrastructure costs. The operations team is responsible for product fulfillment, customer service, and account management. Product support, technology and operations expenses increased 6% in the first three months of 2017 due to the DealerRater acquisition in August 2016 and higher lead acquisition costs.

Marketing and sales.    Marketing and sales expenses primarily consist of compensation costs for our marketing and sales teams, travel expenses, sales training expenses, sales contests and events expenses, advertising expenses for TV and online (includes production, agency, and distribution costs), search engine marketing and partner lead costs, market research, and marketing events. Marketing and sales expenses were up 1% in the first three months of 2017 due to the DealerRater acquisition in August 2016, increased spend on TV advertising and search engine marketing, and timing of industry events offset by efficiencies in other cost areas.

General and administrative.    General and administrative expenses primarily consist of salaries, benefits and long-term incentive compensation for our executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include depreciation, outside consulting, legal and accounting services and other supporting overhead costs not allocated to other expense categories. We expect that we will incur additional costs as a result of becoming a public company, given the expected increase in audit fees, legal fees, regulatory compliance listing fees, director compensation and director and officer insurance premiums, among other costs. General and administrative expenses increased 38% in the first three months of 2017 mainly due to $1.1 million additional costs related to becoming a public company and an additional $1.1 million of new office space related expense.

Affiliate revenue share.    Affiliate revenue share primarily represents payments made to affiliates for major account customers we service directly that are located in the affiliates’ market territory. Revenue recognized for these sales is recorded as retail revenues. Affiliate revenue share costs increased 18% in the first three months of 2017 due to increased sales for major account customers in affiliates markets.

Amortization of intangibles.    As a result of Parent’s acquisition of Cars.com, LLC in October 2014 and the acquisition of DealerRater in August 2016, we recorded amortizable intangible assets for customer relationships, acquired software, trade-names, non-compete agreements, and a content library. This expense category reflects the amortization of these assets.

Liquidity and Capital Resources

Prior to the Separation, we had access to Parent’s program of maintaining bank revolving credit availability as a component of our liquidity. Following the Separation, we will no longer participate in capital management with Parent and our ability to fund our future cash needs will depend on our ongoing ability to generate and raise cash in the future.

Our operations have historically generated strong positive cash flow which, along with our new term loan and credit facility described below, are expected to provide adequate liquidity to meet our requirements, including those for investments, strategic acquisitions, and the one-time dividend payment to Parent.

On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450,000,000 (of which up to $25,000,000 may be in the form of letters of credit at the request of the Company) and (b) term loans in an aggregate principal amount of $450,000,000. Interest on the borrowings under the Credit Agreement is payable at a base rate or eurocurrency rate, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon the Company’s total net leverage ratio. Borrowings under the Credit Agreement were used to fund the payment of a cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and distribution and related transactions and may also be used for general corporate purposes, including, without limitation, to fund acquisitions, investments and capital expenditures not prohibited under the Credit Agreement. The term loan requires quarterly amortization payments commencing on September 30, 2017.

The obligations under the Credit Agreement are guaranteed by the Guarantors and, the Company and the Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. See a summary of our Credit Agreement in our Registration Statement on Form 10.

The tax matters agreement that TEGNA and Cars.com entered into prior to the distribution included restrictions that may limit Cars.com’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. Under the tax matters agreement, for the two-year period following the distribution, Cars.com is prohibited, except in certain circumstances, from: entering into any transaction resulting in the acquisition of all or a portion of its stock or assets, whether by merger or otherwise; merging, consolidating or liquidating; issuing equity securities beyond certain thresholds; repurchasing its capital stock beyond certain thresholds; and ceasing to actively conduct its business. See Part II, Item 1A, “Risk Factors” of this report for additional information.

Details of our cash flows are included in the table below:

In thousands of dollars	Three months ended Mar. 31, 2017	Three months ended Mar. 31, 2016
Net cash provided by operating activities	$43,716	$25,858
Net cash used in investing activities	(5,609)	(2,129)
Net cash used in financing activities	(45,052)	(23,693)
Net change in cash and cash equivalents	$(6,945)	$36

Cash flow generated by operating activities is our primary source of liquidity. Net cash flow from operating activities was $43.7 million in the three months ended March 31, 2017, versus $25.9 million in the three months ended March 31, 2016. This increase is due to changes in working capital, primarily due to the timing of the settlement of costs in accrued liabilities and the collection of accounts receivable as well as lower deferred compensation payments. These increases were offset by lower net income in the first three months of 2017 compared to the first three months of 2016.

Net cash used in investing activities totaled $5.6 million in the first three months of 2017, compared with $2.1 million in the first three months of 2017. This change is mainly due to $3.2 million of costs for the new office space build-out that began in 2017.

Net cash used for financing activities totaled $45.1 million in the first three months of 2017, compared with $23.7 million in the first three months of 2016. Cash used for financing activities is related to transactions with Parent. Parent utilizes a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provide funds to Parent and vice versa. Accordingly, the net cash flow between us and Parent is presented as a financing activity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Effects of Inflation and Changing Prices and Other Matters

Our results of operations and financial condition have not been significantly affected by inflation.

Critical Accounting Policies

See “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 1 of our Registration Statement on Form 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments. Our main exposure to market risk will relate to interest rates. A substantial portion of our debt facilities bear interest at floating rates, based on the London Interbank Offered Rate or the alternate base rate, as defined in the Credit Agreement. Accordingly, we will be exposed to fluctuations in interest rates. Based on the value of the debt as of the Separation date, a 100 basis point increase in interest rates would result in a corresponding increase in the Company’s interest expense of approximately $6.8 million during 2017.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Foreign Currency Exchange Risk

Historically, as our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. With the acquisition of DealerRater in August 2016, Cars.com acquired a limited number of Canadian customers, some of which are billed in Canadian dollars. Any foreign currency exchange rate fluctuations have been and are anticipated to be immaterial. If we plan for additional international expansion, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that this information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 10, “Commitments, contingent liabilities and other matters” of the Notes to the Unaudited Condensed Combined Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Our business and common stock are subject to a number of risks and uncertainties. The information presented below updates, and should be read in conjunction with, the risks summarized under the caption “Risk Factors” in Part I, Item 1A of the Registration Statement on Form 10. There have been no material changes from the risk factors described in the Registration Statement on Form 10.

Item 5. Other Information

On June 17, 2017, we adopted the Cars.com Inc. Change in Control Severance Plan (the “CIC Severance Plan”) and the Cars.com Inc. Executive Severance Plan (the “Executive Severance Plan”) (collectively, “Severance Plans”). There is no duplication of benefits between the Severance Plans and participants who have a qualifying termination of employment under both Severance Plans receive benefits from the CIC Severance Plan. Participants in the Severance Plans are generally selected by the Compensation Committee of our Board of Directors (the “Compensation Committee”) and currently include Alex Vetter (Chief Executive Officer and President), Becky Sheehan (Chief Financial Officer), Jim Rogers (Chief Legal Officer), John Clavadetscher (Chief Revenue Officer) and certain other key employees.

Under the CIC Severance Plan, a participant who, in connection with a change in control of the Company or within two years following a change in control, experiences an involuntary termination without cause or voluntarily terminates his or her employment for good reason, would receive a lump sum amount equal to the sum of (1) any unpaid base salary and bonus through the date of termination; and (2) a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination date in an amount equal to the average annual bonus the participant earned with respect to the three fiscal years immediately prior to the fiscal year in which the termination date occurs prorated for the portion of the fiscal year elapsed prior to the termination date, as well as outplacement benefits. Additionally, participants would receive a lump sum cash severance payment equal to the product of (a) a severance multiple and (b) the sum of (1) the participant’s annual base salary at the highest rate of salary during the 12-month period immediately prior to the termination date or, if higher, during the 12-month period immediately prior to the change in control, and (2) the participant’s average annual bonus earned for the three fiscal years preceding the termination (or, if higher, the three fiscal years preceding the change in control). The severance multiple is 2.0 for a participant who is the Company’s Chief Executive Officer and from 0.5 to 1.5, as designated by the Compensation Committee, for other participants. A participant will also receive an amount equal to the monthly COBRA cost of the participant’s medical and dental coverage in effect as of the date of termination multiplied by 24 for the Company’s Chief Executive Officer and from 6 to 18 in accordance with the designation of the severance multiple. Becky, Jim and John have been designated as participants under the CIC Severance Plan with a 1.5 severance multiple.

The CIC Severance Plan does not provide excise tax gross-ups on payments to participants. A severance payment is contingent upon the participant’s execution of a release of claims in favor of the Company and its affiliates and reaffirming restrictive covenants in other agreements or providing covenants restricting the participant’s solicitation of employees, disparagement of the Company and its affiliates, and disclosure of confidential information.

Under the Severance Plan, a participant who experiences an involuntary termination of employment without cause would receive a lump-sum cash severance payment equal to the product of (a) a severance multiple and (b) the sum of the participant’s annual base salary and average annual bonus earned for the three fiscal years immediately preceding the termination. The severance multiple is 1.5 for a participant who is the Company’s Chief Executive Officer and from 0.5 to 1.0, as designated by the Compensation Committee, for other participants. The participant would also receive a lump sum amount equal to the sum of (1) any unpaid base salary and bonus through the date of termination; and (2) a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination based on actual performance. Additionally, the participant would generally receive 12-months continued vesting under equity awards (18 months for the Chief Executive Officer for awards granted on or after November 2, 2016) and outplacement benefits. A participant will also receive an amount equal to the monthly COBRA cost of the participant’s medical and dental coverage in effect as of the date of termination multiplied by 18 for the Company’s Chief Executive Officer and from 6 to 12 in accordance with the designation of the severance multiple. Becky, Jim and John have been designated as participants under the Executive Severance Plan with a 1.0 severance multiple. The severance payment is contingent upon the participant’s execution of a release of claims in favor of the Company and its affiliates and reaffirming restrictive covenants in other agreements or providing covenants restricting the participant’s competition, solicitation of employees, disparagement of the Company and its affiliates, and disclosure of confidential information.

The foregoing description of the Severance Plans is qualified in its entirety by reference to the text of the Severance Plans, a copy of which is attached hereto as Exhibit 10.1 and 10.2 and incorporated herein by reference.

Item 6. Exhibits.

Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

Exhibit Number	Description
10.1*	Cars.com Inc. Change in Control Severance Plan
10.2*	Cars.com Inc. Executive Severance Plan
10.3*	Form of Director Restricted Stock Unit Award Agreement
10.4*	Form of Employee Restricted Stock Unit Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: June 20, 2017	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: June 20, 2017	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1*	Cars.com Inc. Change in Control Severance Plan
10.2*	Cars.com Inc. Executive Severance Plan
10.3*	Form of Director Restricted Stock Unit Award Agreement
10.4*	Form of Employee Restricted Stock Unit Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.