Form 10-Q
period 2017-06-30
Cars.com Inc.
filed 2017-08-09
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(312) 601-5000

Registrant’s telephone number, including area code

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

As of July 25, 2017, the registrant had 71,589,137 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

In thousands of dollars

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$36,600	$8,896
Accounts receivables, less allowance of $3,301 and $3,527, respectively	90,062	98,303
Prepaid expenses and other current assets	24,982	12,342
Total current assets	151,644	119,541
Property and equipment
Cost	59,117	37,190
Less accumulated depreciation	(18,521)	(16,729)
Net property and equipment	40,596	20,461
Intangible and other assets
Goodwill	788,107	788,107
Intangible assets, less accumulated amortization of $204,586 and $165,651, respectively	1,568,434	1,607,369
Investments and other assets	11,104	11,788
Total assets	$2,559,885	$2,547,266
Liabilities and equity
Current liabilities
Accounts payable	$5,760	$7,844
Current portion of long-term debt	21,153	—
Accrued liabilities	73,679	64,140
Total current liabilities	100,592	71,984
Noncurrent liabilities
Deferred incentive plans	1,903	3,913
Unfavorable contracts liability	31,485	44,085
Long-term debt	647,752	—
Deferred tax liability	276,786	8,325
Other noncurrent liabilities	17,834	1,674
Total noncurrent liabilities	975,760	57,997
Total liabilities	1,076,352	129,981
Commitments and contingent liabilities
Stockholders' equity
TEGNA's investment, net	—	2,417,285
Common Stock at par, $0.01 par value; authorized 300,000,000 shares; issued and outstanding 71,588,447 shares at June 30, 2017, and no shares authorized, issued and outstanding at December 31, 2016	716	—
Additional paid-in capital	1,478,981	—
Retained earnings	3,836	—
Total stockholders' equity	1,483,533	2,417,285
Total liabilities and equity	$2,559,885	$2,547,266

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cars.com Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Unaudited, in thousands (except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Retail	$115,710	$113,580	$227,955	$223,185
Wholesale(a)	40,914	43,070	81,843	85,954
Total	156,624	156,650	309,798	309,139
Operating expenses:
Product support, technology and operations	35,062	33,203	69,881	65,912
Marketing and sales	50,512	53,263	109,513	111,605
General and administrative	20,354	8,037	30,699	15,539
Affiliate revenue share	2,355	2,108	4,716	4,102
Amortization of intangible assets	19,468	18,164	38,935	36,328
Total	127,751	114,775	253,744	233,486
Operating income	28,873	41,875	56,054	75,653
Nonoperating (expense) income:
Interest (expense) income, net	(1,770)	12	(1,729)	12
Other income, net	51	133	135	54
Total nonoperating (expense) income, net	(1,719)	145	(1,594)	66
Income before income taxes	27,154	42,020	54,460	75,719
Provision for income taxes	2,345	—	2,763	—
Net income	$24,809	$42,020	$51,697	$75,719
Earnings per share, basic	$0.35	$0.59	$0.72	$1.06
Weighted-average common shares outstanding, basic	71,716	71,588	71,716	71,588
Earnings per share, diluted	$0.35	$0.59	$0.72	$1.06
Weighted-average common shares outstanding, diluted	71,780	71,588	71,780	71,588

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

(a)

Wholesale revenue includes related party revenue generated from TEGNA, Inc., through the Separation date of May 31, 2017, of $1.3 million and $3.4 million during the three and six months ended June 30, 2017, respectively, and $2.1 million and $4.2 million during the three and six months ended June 30, 2016, respectively (See Note 13). The commercial agreement with TEGNA is still effective after the Separation.

Cars.com Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Unaudited, in thousands

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$51,697	$75,719
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	44,450	40,459
Amortization of unfavorable contract liability	(12,600)	(12,600)
Write-off and loss on assets	1,383	108
Gain on trading securities related to deferred compensation	(136)	(55)
Provision for doubtful accounts receivable	1,627	1,453
Share-based compensation	481	—
Amortization of debt issuance costs	112	—
Increase (decrease) in operating assets and liabilities	9,718	(32,776)
Net cash flow provided by operating activities	96,732	72,308
Cash flows from investing activities:
Purchase of property and equipment	(18,910)	(4,795)
Purchase of investments	—	(2,229)
Proceeds from sale of property and equipment	—	15
Net cash used in investing activities	(18,910)	(7,009)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	675,000	—
Payments of debt issuance costs and other fees	(5,918)	—
Cash distribution to TEGNA related to Separation	(650,000)	—
Transactions with TEGNA, net	(69,200)	(65,231)
Net cash used in financing activities	(50,118)	(65,231)
Increase in cash and cash equivalents	27,704	68
Cash and cash equivalents at beginning of period	8,896	100
Cash and cash equivalents at end of period	$36,600	$168
Supplemental non-cash information:
Purchases of property and equipment in accrued liabilities and accounts payable	$9,002	$19
Supplemental cash flow information:
Cash paid for interest	$574	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cars.com Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited, in thousands

	Common Stock
	Shares	Amount	Additional Paid in Capital	TEGNA's Investment, net	Retained Earnings	Stockholders' Equity
Balance at December 31, 2016	—	$—	$—	$2,417,285	$—	$2,417,285
Net income	—	—	—	47,861	3,836	51,697
Transactions with TEGNA, net	—	—	—	(69,200)	—	(69,200)
Cash distribution to TEGNA related to Separation	—	—	—	(650,000)	—	(650,000)
Deferred taxes related to Separation	—	—	—	(266,730)	—	(266,730)
Distribution by TEGNA	71,588	716	1,478,500	(1,479,216)	—	—
Share-based compensation	—	—	481	—	—	481
Balance at June 30, 2017	71,588	$716	$1,478,981	$—	$3,836	$1,483,533

Balance at December 31, 2015	—	$—	$—	$2,304,519	$—	$2,304,519
Net income	—	—	—	75,719	—	75,719
Transactions with TEGNA, net	—	—	—	(65,231)	—	(65,231)
Balance at June 30, 2016	—	$—	$—	$2,315,007	$—	$2,315,007

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1

Separation from TEGNA, description of business and basis of presentation

Separation from TEGNA.    On September 7, 2016, TEGNA Inc. (“TEGNA”), our former parent company, announced its plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DMR Holdings, Inc. (“DealerRater”), a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com Inc. (“Cars.com,” the “Company,” “our,” “us,” or “we”), which now owns the digital automotive marketplace business. We filed a Registration Statement on Form 10 relating to the Separation with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2017, that was declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, we made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of our common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

In connection with the Separation and prior to the distribution, we entered into various agreements to effect the Separation and provide a framework for our relationship with TEGNA after the Separation and distribution.  These agreements include a separation and distribution agreement, a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between Cars.com and TEGNA of the assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) of TEGNA and its subsidiaries attributable to periods prior to, at and after the Separation and govern the relationship between Cars.com and TEGNA subsequent to the completion of the Separation. A summary of these agreements can be found in our Registration Statement on Form 10.

In connection with the Separation and distribution, on May 30, 2017, we adopted several compensation and benefit plans, including the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”). A summary of each of these plans can be found in the Registration Statement on Form 10. At the time of the distribution, we issued equity awards under the Omnibus Plan as a result of the conversion of certain outstanding share-based awards previously granted by TEGNA into awards denominated in our shares in accordance with the terms of the separation and distribution agreement and the employee matters agreement we entered into with TEGNA.

Description of business.    Cars.com is a leading online destination that helps car shoppers and owners navigate every turn of car ownership. A pioneer in automotive classifieds, the Company has evolved into one of the largest digital automotive platforms, connecting consumers with local dealers across the country anytime, anywhere. Through trusted expert content, on-the-lot mobile app features, millions of new and used vehicle listings, a comprehensive set of research tools and the largest database of consumer reviews in the industry, Cars.com helps shoppers buy, sell and service their vehicles. We have approximately 35 million monthly visits to our web properties. Cars.com generates revenue through online subscription advertising products targeting car dealerships through our direct sales force as well as our affiliate sales channels. We also generate revenue through the sale of display advertising to national advertisers. Our website hosts approximately five million vehicle listings and serves approximately 21,000 franchise and independent car dealers in all 50 states. Cars.com properties include DealerRater®, Auto.com™, PickupTrucks.com™ and NewCars.com®. The Company is headquartered in Chicago, Illinois.

Basis of Presentation.    On August 1, 2016, TEGNA purchased 100% of DealerRater, a leading automotive dealer review website. DealerRater was included in the distribution to Cars.com as part of the Separation. The accompanying financial statements combine the activity for the acquired business from the date of acquisition and reflect the application of push down accounting. The accompanying interim financial statements are derived from the historical accounting records of TEGNA and present our financial position, results of operations and cash flows as of the periods presented as if we were a separate entity. These interim financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. Accordingly, the interim financial statements do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. GAAP.

Since TEGNA’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs, through the Separation, were $1.8 million and $2.5 million during the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. Our management believes that such allocations are reasonable. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by TEGNA. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company prior to the Separation or the costs expected to be incurred in the future.

All of our internal intercompany accounts have been eliminated. All significant intercompany transactions between either (i) us and TEGNA or (ii) us and TEGNA affiliates have been included within the financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and TEGNA or (ii) us and TEGNA affiliates are included in “TEGNA’s investment, net.” The total net effect of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows as financing activities.

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

NOTE 2

Summary of significant accounting policies

See Note 2, “Summary of significant accounting policies” in Part I, Item 13 of our Registration Statement on Form 10 for a discussion of Cars.com’s significant accounting policies.

Recent accounting pronouncements

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

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. This guidance related to leases which will require lessees to recognize assets and liabilities on the Condensed Consolidated and Combined Balance Sheets for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires only capital leases to be recognized on the Condensed Consolidated and Combined Balance Sheets—the new guidance will require both types of leases to be recognized on the Condensed Consolidated and Combined Balance Sheets. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are currently evaluating the effect it is expected to have on our financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under the new guidance, we will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718). This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will allow the Company to make certain changes to awards without accounting for them as modifications and does not change the accounting for modifications. The new guidance should be applied prospectively and is effective for us beginning in the first quarter of 2018. We are currently evaluating the effect this new guidance will have on our financial statements and related disclosures.

NOTE 3

Goodwill and other intangible assets and liabilities

The following table displays goodwill, indefinite-lived intangibles and amortizable intangible assets at June 30, 2017 and December 31, 2016 (in thousands):

	Gross	Accumulated Amortization	Net
June 30, 2017
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(172,989)	641,251
Acquired software	71,700	(28,312)	43,388
Trade name	9,800	(749)	9,051
Non-compete agreements	2,860	(1,573)	1,287
Content library	2,100	(963)	1,137
Total amortizable intangible assets	900,700	(204,586)	696,114
Total	$2,561,127	$(204,586)	$2,356,541
December 31, 2016
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(140,788)	673,452
Acquired software	71,700	(22,798)	48,902
Trade name	9,800	(340)	9,460
Non-compete agreements	2,860	(1,287)	1,573
Content library	2,100	(438)	1,662
Total amortizable intangible assets	900,700	(165,651)	735,049
Total	$2,561,127	$(165,651)	$2,395,476

We also have an intangible liability related to unfavorable wholesale contracts that Cars.com, LLC entered into as part of the acquisition by TEGNA in October 2014. The unfavorable contract liability as of June 30, 2017 and December 31, 2016 was $56.7 million and $69.3 million, respectively. Liabilities that will be amortized in the next twelve months are recorded in accrued liabilities, with the remainder recorded in unfavorable contract liability on the Condensed Consolidated and Combined Balance Sheets. Amortization of the liability is recognized as wholesale revenue on the Consolidated and Combined Statements of Income and was $6.3 million and $12.6 million in each of the three and six months ended June 30, 2017 and 2016, respectively.

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

In May 2016, we purchased $2.2 million of convertible debt issued by RepairPal. The debt accrues interest at an annual rate of 7% and matures in May 2018. The debt converts into shares of preferred stock upon the earlier of May 2018 or the date on which RepairPal raises proceeds of at least $5 million through a single or series of related transactions related to any sale of preferred stock.

The aggregate carrying amount of the investment as of June 30, 2017 and December 31, 2016 was $9.4 million and $9.3 million, respectively. We record these amounts in investments and other assets on the Condensed Consolidated and Combined Balance Sheets. No events or circumstances occurred that required us to estimate the fair value of the investment.

NOTE 5

Income taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 36.9% and 37.3%, respectively, which represented a blend of federal and state taxes and included the impact of certain nondeductible items. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. Tax expense for the period is based upon one month of Cars.com LLC information and six months of DealerRater information. The Company did not have any income tax expense for the three or six months ended June 30, 2016 as Cars.com, LLC was a multi-member LLC that is considered to be a partnership for U.S. income tax purposes. Multi-member LLCs generally are considered flow-through entities and are therefore not subject to federal, state or local income taxes. With the implementation of the post-Separation legal entity structure, the Company is required to record deferred tax assets and liabilities for temporary differences between financial accounting and tax reporting. Accordingly, the Company recorded an initial net deferred tax liability associated with the outside basis difference in the Cars.com LLC flow-through entity and the net deferred tax asset associated with the DealerRater corporate entity during the quarter, with the offset recorded in TEGNA’s investment, net.

NOTE 6

Long-term incentive plan

In June 2001, we established a long-term incentive plan (“LTIP”). Under the plan, at our discretion, we may designate employees to participate and may make annual contributions to the participants’ account. In the six months ended June 30, 2017, we contributed $0.3 million. For full-year 2016, we contributed $0.6 million. The total amount contributed by us is marked to market quarterly and any unrealized gains (losses) are recognized in other income, net on the Consolidated and Combined Statements of Income. Management will not make any new contributions to the LTIP subsequent to the Separation.

Under this plan, deferred compensation expense was not material and $0.2 million in the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million in the three and six months ended June 30, 2016, respectively. The deferred compensation liability was $2.3 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following table presents the LTIP investments carried at fair value as of June 30, 2017 and December 31, 2016, by category on the Condensed Consolidated and Combined Balance Sheets in accordance with the valuation hierarchy defined above (in thousands):

Fair value measurement as of June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,690	$—	$—	$1,690
Fixed income fund				625
Total investments at fair value				$2,315

Fair value measurement as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,228	$—	$—	$2,228
Fixed income fund				1,031
Total investments at fair value				$3,259

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, and therefore, not included in the tables above. These assets include goodwill and intangible assets and result as acquisitions occur. The amounts assigned to intangible assets and goodwill as they relate to our acquisitions are based on our best estimate of the fair value. We use an independent valuation specialist to assist in determining the fair value of the identified intangible assets at acquisition. The fair value of the significant identified intangible assets is generally estimated using a combination of an income approach using the discounted cash flow analysis and market approach using the guideline public company analysis, which represents a Level 3 fair value measurement. The income approach includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. The market approach also uses forecasted revenue and earnings, as well as comparable public company trading values. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk.

NOTE 8

Share appreciation rights plan

Effective as of January 1, 2012, we established a Share Appreciation Rights Plan (the "SAR Plan"). Eligible participants receive a number of stock appreciation rights annually that entitle the employee to receive the appreciation in the fair market value of a share from the date of grant up to a specified date or dates plus an amount equal to the distributions per share. Awards granted in a given year vest to the participant over a three-year period. Benefits paid under the SAR Plan are made in cash, not common stock, at the end of the three-year vesting period from the original grant date. Expense related to the SAR Plan has been recorded in accordance with the accounting standards for share-based payments. Due to the cash settlement at the end of the performance period, the awards are classified as a liability and are remeasured each reporting period at fair value. Cars.com recorded a liability of $1.3 million and $10.8 million related to its SAR Plan on its Condensed Consolidated and Combined Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

No stock appreciation rights were granted to employees during the three or six months ended June 30, 2017. Management does not expect to issue any new grants subsequent to the Separation.

NOTE 9

Commitments, contingent liabilities and other matters

Commitments

In May 2016, we entered into a new lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. Minimum payments throughout the life of the lease are $57.7 million.

Litigation

We and our subsidiaries are parties from time to time in legal and administrative proceedings involving matters incidental to our business. These matters, whether pending, threatened or unasserted, if decided adversely to Cars.com or settled, may result in liabilities material to our consolidated financial position, results of operation or cash flows. We record a liability when we believe that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount.

NOTE 10

Debt – term loan and revolving credit facility

On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at our request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on the London Interbank Offered Rate or the alternate base rate, as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon our total net leverage ratio. On May 31, 2017, we borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments commencing on September 30, 2017. On July 31, 2017, we voluntarily paid down $20 million of revolving loan commitments.

The obligations under the Credit Agreement are guaranteed by the Guarantors, and the Company and the Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. A summary of the Credit Agreement can be found in our Registration Statement on Form 10.

NOTE 11

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans unless the inclusion of such shares would have an anti-dilutive impact.

The total shares outstanding on May 31, 2017, the date of Separation, was 71.6 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the three and six months ended June 30, 2016, as no equity-based awards were outstanding prior to the Separation date.

The computations of our basic and diluted earnings per share are set forth below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$24,809	$42,020	$51,697	$75,719
Basic weighted-average shares outstanding	71,716	71,588	71,716	71,588
Effect of employee stock awards	64	—	64	—
Diluted weighted-average shares outstanding	71,780	71,588	71,780	71,588
Earnings per share, basic	$0.35	$0.59	$0.72	$1.06
Earnings per share, diluted	$0.35	$0.59	$0.72	$1.06

NOTE 12

Share-based compensation plans

In May 2017, the Cars.com Board of Directors approved the Omnibus Plan. The Omnibus Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and other equity-based and cash based awards of Cars.com.

Prior to the Separation and distribution from TEGNA, certain Cars.com employees received TEGNA RSUs based on TEGNA common stock. Due to the spin-off from TEGNA, all outstanding TEGNA RSUs granted in 2016 or later held by certain Cars.com employees following the Separation or certain former employees of the Cars.com business, were converted into an award denominated in shares of Cars.com common stock, with the number of shares subject to the award adjusted in a manner intended to preserve the aggregate intrinsic value of the original TEGNA RSUs award as measured immediately before and immediately after the Separation.

In both the three and six months ended June 30, 2017, a total of 0.25 million RSUs were granted to Cars.com employees at a weighted-average share price of $25.81.

The table below presents information related to share-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense	$481	$—	$481	$—
	June 30, 2017	December 31, 2016
Unrecognized share-based compensation	$12,908	$—

The unrecognized share-based compensation is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 13

Related party transactions

We are party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. Related party revenue earned from this agreement was $1.3 million and $3.4 million for the three and six months ended June 30, 2017, respectively, and $2.1 million and $4.2 million for the three and six months ended June 30, 2016, respectively. The commercial agreement with TEGNA is still effective after the Separation.

Prior to the Separation and distribution, TEGNA utilized a centralized approach to cash management and the financing of its operations, providing funds to its subsidiaries as needed. These transactions were recorded in “TEGNA’s investment, net” when advanced. Accordingly, none of TEGNA’s cash and cash equivalents were assigned to us in TEGNA’s financial statements. Cash and cash equivalents in our Condensed Consolidated and Combined Balance Sheets represent cash held locally by us.

Equity in the Condensed Consolidated and Combined Balance Sheets represents the accumulated balance of transactions between us and TEGNA, our paid-in-capital, and TEGNA’s interest in our cumulative retained earnings, and are presented within “TEGNA’s investment, net”. The amounts comprising the accumulated balance of transactions between us and TEGNA and TEGNA affiliates include (i) the cumulative net assets attributed to us by TEGNA and TEGNA affiliates and (ii) the cumulative net advances to TEGNA representing our cumulative funds swept (net of funding provided by TEGNA and TEGNA affiliates to us) as part of the centralized cash management program. See Note 1 of this report for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes. The financial information discussed below and included elsewhere in this report may not necessarily reflect what our financial condition, results of operations and cash flow would have been had we been a stand-alone company during the periods presented prior to the three months ended June 30, 2017 or what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “Cars.com,” the “Company,” “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

Cars.com is a leading online destination that helps car shoppers and owners navigate every turn of car ownership. A pioneer in automotive classifieds, the Company has evolved into one of the largest digital automotive platforms, connecting consumers with local dealers across the country anytime, anywhere. Through trusted expert content, on-the-lot mobile app features, millions of new and used vehicle listings, a comprehensive set of research tools and the largest database of consumer reviews in the industry, Cars.com helps shoppers buy, sell and service their vehicles. We have approximately 35 million monthly visits to our web properties. Cars.com generates revenue through online subscription advertising products targeting car dealerships through our direct sales force as well as our affiliate sales channels. We also generate revenue through the sale of display advertising to national advertisers. Our website hosts approximately five million vehicle listings and serves approximately 21,000 franchise and independent car dealers in all 50 states. Cars.com properties include DealerRater®, Auto.com™, PickupTrucks.com™ and NewCars.com®. The Company is headquartered in Chicago, Illinois.

Overview of Results

The following table presents some of the Company’s key financial metrics for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except % amounts)	2017	2016	2017	2016
Revenues	$156,624	$156,650	$309,798	$309,139
Net income	24,809	42,020	51,697	75,719
Retail revenue as % of total revenue	74%	73%	74%	72%
Wholesale revenue as % of total revenue	26%	27%	26%	28%

Separation from TEGNA

On September 7, 2016, TEGNA Inc. (“TEGNA”), our former parent company, announced its plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DMR Holdings, Inc. (“DealerRater”), a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com Inc., which now owns the digital automotive marketplace business. We filed a Registration Statement on Form 10 relating to the Separation with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2017, that was declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, we made a $650 million cash payment to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of our common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

Company History

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

Since TEGNA’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs, through the Separation, were $1.8 million and $2.5 million during the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. We believe that such allocations are reasonable. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by TEGNA. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company or the costs expected to be incurred in the future.

All of our internal intercompany accounts have been eliminated. All significant intercompany transactions between either (i) us and TEGNA or (ii) us and TEGNA affiliates have been included within the financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and TEGNA or (ii) us and TEGNA affiliates are included in “TEGNA’s investment, net.” The total net effect of these intercompany transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows as financing activities.

Factors Affecting Our Performance

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Traffic (Visits)	104,109,000	105,375,000	209,914,000	218,854,000
Dealer Customers	21,465	20,450	21,465	20,450
Average Vehicle Listings	5,040,000	4,768,000	4,999,000	4,741,000

Traffic (Visits).    Traffic (Visits) and our ability to generate traffic are key to our business. Tracking our traffic performance is a critical measure. Traffic to the Cars.com network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is an internal metric representing the number of visits to Cars.com desktop and mobile properties (web browser and apps). Visits refer to the number of times visitors accessed Cars.com properties during the period, no matter how many visitors make up those visits. Traffic (Visits) numbers provide an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach diverse demographic audiences is attractive to our dealers and national advertisers.

Dealer Customers.    Our value to consumers tracks to our ability to showcase the inventory of our dealer and Original Equipment Manufacturer (“OEM”) customers. The larger the advertiser base, the more inventory and options that are available for consumers to review. Dealer Customers represents the car dealerships using our products as of the end of each reporting period. Each dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Average Vehicle Listings.    Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEM customers. The more vehicle listings that are available for consumers to review, the more traffic we attract and the higher the consumer engagement. Average Vehicle Listings represents the daily average of vehicles listed for sale on Cars.com properties. The daily average is calculated on a monthly basis and averaged for the reporting period.

Results of Operations

Second Quarter 2017 Compared to Second Quarter 2016

The following table sets forth our selected statement of operations for each of the periods indicated:

	Three Months Ended June 30,
In thousands of dollars	2017	2016	% Change
Revenues:
Direct revenue	$83,273	$82,123	1%
National advertising revenue	28,441	27,756	2%
Other revenue	3,996	3,701	8%
Retail revenue	115,710	113,580	2%
Wholesale revenue	40,914	43,070	(5)%
Total	156,624	156,650	0%
Operating expenses:
Product support, technology and operations	35,062	33,203	6%
Marketing and sales	50,512	53,263	(5)%
General and administrative	20,354	8,037	153%
Affiliate revenue share	2,355	2,108	12%
Amortization of intangible assets	19,468	18,164	7%
Total	127,751	114,775	11%
Operating income	28,873	41,875	(31)%
Nonoperating (expense) income:
Interest (expense) income, net	(1,770)	12	***%
Other income, net	51	133	(62)%
Total nonoperating (expense) income, net	(1,719)	145	***%
Income before income taxes	27,154	42,020	(35)%
Provision for income taxes	2,345	—	***%
Net income	$24,809	$42,020	(41)%

***	Not meaningful

Revenues

Retail Revenue—Direct.    Direct revenue represents online subscription products sold by Cars.com sales teams to our local automotive dealer customers and includes DealerRater products which we acquired in August 2016. Automotive dealer customers purchase advertising packages to market their vehicle inventory and other aspects of the dealership, such as the service department. Direct revenue is our largest revenue stream, representing 53% of total revenue for the second quarter of 2017. Direct revenue for the second quarter of 2017 increased 1% as compared to the year-ago period reflecting an increase primarily due to the addition of the DealerRater product, partially offset by a decrease in average rates.

Retail Revenue—National Advertising.    National advertising revenue consists of display advertising sold to advertising agencies and OEMs as well as leads sold to OEMs. Banner display ads are placed throughout the Cars.com websites and apps. National advertising revenue represented 18% of total revenue for the second quarter of 2017. National advertising revenue for the second quarter of 2017 rose 2% as compared to the year-ago period mainly due to increased lead volume sold to OEMs.

Retail Revenue—Other.    Other revenue includes revenue from (1) new-car leads sold to third-parties, (2) vehicle listing data sold to third-parties and (3) products such as Sell It Yourself/For Sale By Owner. Other revenue represented 3% of total revenue for the second quarter of 2017. Other revenue for the second quarter of 2017 increased 8% as compared to the year-ago period mainly due to increased lead volume sold to third-party lead resellers.

Wholesale Revenue.    Wholesale revenue represents the wholesale fees paid to Cars.com for online subscription products sold by affiliates. Wholesale revenue represented 26% of total revenue for the second quarter of 2017. Wholesale revenues for the second quarter of 2017 decreased 5% as compared to the year-ago period reflecting declines in dealer customers as well as declines in the purchase of upsell products partially offset by modest increases in wholesale prices.

Expenses

Product support, technology and operations.    The product support team creates and manages consumer and dealer-facing products and editorial content (i.e. vehicle reviews, “Best of Awards” and video content pertinent to consumers). Primary costs include compensation and content license fees for third-party content such as vehicle specifications. The technology team builds consumer and dealer products and supports the Cars.com website and apps. Technology expenses include compensation, staff augmentation and outsourced development, hardware/software maintenance, software licenses, data center and other infrastructure costs. Operations includes product fulfillment, customer service, traffic acquisition costs related to our pay-per-lead products and third-party costs such as inventory processing, photo/video maintenance and toll-free numbers to support our customers. Product support, technology and operations expenses increased 6% in the second quarter of 2017 as compared to the year-ago period due to the acquisition of DealerRater in August 2016 and higher volume of our pay-per-lead product sales. Product support, technology and operations expense represents 22% of revenue for the second quarter of 2017 compared with 21% for the second quarter of 2016.

Marketing and sales.    Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV advertising and production of ad creative, market research and compensation costs for our marketing, sales support and sales teams. Marketing and sales expenses decreased 5% in the second quarter of 2017 as compared to the year-ago period due to lower sales compensation expense and timing of industry-related events which shifted from the second quarter of 2016 to the first quarter of 2017. Marketing and sales expense represents 32% of revenue for the second quarter of 2017 compared with 34% for the second quarter of 2016.

General and administrative.     General and administrative expenses primarily consist of salaries, benefits and incentive compensation for our executive, finance, legal, human resources, facilities and other administrative employees. In addition, depreciation, legal and accounting services, other professional services, share-based compensation for all other eligible Company employees, transaction related costs, restructuring costs, costs related to the corporate headquarters office relocation and write-off and loss on assets are included in general and administrative expenses. General and administrative expenses increased $12.3 million, or 153%, in the second quarter of 2017 as compared to the year-ago period mainly due to $10.3 million in non-recurring items which is composed of $4.6 million related to the Separation from TEGNA, $2.7 million related to the move to our new corporate headquarters location, $1.7 million related to costs associated with the separation of certain employees and $1.4 million due to the write-off or loss on certain assets disposed of in the second quarter. In addition, $1.7 million of the increase in general and administrative costs is related to the incremental cost of being a public company and $0.9 million of the increase is due to additional depreciation expense in the second quarter of 2017 as compared to the year-ago period primarily related to the acceleration of depreciation of assets in our former corporate headquarters location. These cost increases are offset by other efficiencies.

Affiliate revenue share.    Affiliate revenue share represents payments made to affiliates for dealer customers we service directly that are located in the affiliates’ market territory. Revenue recognized for these sales is recorded as direct retail revenues. Affiliate revenue share costs increased 12% in the second quarter of 2017 as compared to the year-ago period primarily due to increased dealer customers subject to revenue share.

Amortization of intangibles.    As a result of TEGNA’s acquisition of Cars.com, LLC in October 2014 and the acquisition of DealerRater in August 2016, we recorded amortizable intangible assets for customer relationships, acquired software, trade-names, non-compete agreements and a content library. This expense category reflects the amortization of these assets.

Interest (expense) income, net.    During the three months ended June 30, 2017, we recorded interest expense of $1.8 million related to our new Credit Agreement (the “Credit Agreement”) entered into in connection with the Separation. The Company did not have any interest expense for the three months ended June 30, 2016.

Provision for income taxes.    During the three months ended June 30, 2017, we recorded a tax provision of $2.3 million using a full year effective rate of 37%. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. Tax expense for the period is based upon one month of Cars.com LLC information and three months of DealerRater information. The Company did not have any income tax expense for the three months ended June 30, 2016.

First Six Months 2017 Compared to First Six Months 2016

The following table sets forth our selected statement of operations for each of the periods indicated:

	Six Months Ended June 30,
In thousands of dollars	2017	2016	Change
Revenues:
Direct revenue	$166,908	$163,928	2%
National advertising revenue	53,377	52,007	3%
Other revenue	7,670	7,250	6%
Retail revenue	227,955	223,185	2%
Wholesale revenue	81,843	85,954	(5)%
Total	309,798	309,139	0%
Operating expenses:
Product support, technology and operations	69,881	65,912	6%
Marketing and sales	109,513	111,605	(2)%
General and administrative	30,699	15,539	98%
Affiliate revenue share	4,716	4,102	15%
Amortization of intangible assets	38,935	36,328	7%
Total	253,744	233,486	9%
Operating income	56,054	75,653	(26)%
Nonoperating (expense) income:
Interest (expense) income, net	(1,729)	12	***%
Other income, net	135	54	150%
Total nonoperating (expense) income, net	(1,594)	66	***%
Income before income taxes	54,460	75,719	(28)%
Provision for income taxes	2,763	—	***%
Net income	$51,697	$75,719	(32)%
***	Not meaningful

Revenues

Retail Revenues—Direct.    Direct revenue is our largest revenue stream, representing 54% of total revenue for the first six months ended June 30, 2017. Direct revenue for the first six months ended June 30, 2017 increased 2% as compared to the year-ago period reflecting an increase primarily due to the addition of the DealerRater product, partially offset by a decrease in average rates.

Retail Revenues—National Advertising.    National advertising revenue represented 17% of total revenue for the first six months ended June 30, 2017. National advertising revenue for the first six months ended June 30, 2017 increased 3% as compared to the year-ago period mainly due to increased lead volume sold to OEMs.

Retail Revenues—Other.    Other revenue represented 3% of total revenue for the first six months ended June 30, 2017. Other revenue for the first six months ended June 30, 2017 increased 6%, as compared to the year-ago period mainly due to increased lead volume sold to third-party lead resellers.

Wholesale Revenues.    Wholesale revenue represented 26% of total revenue for the first six months of 2017. Wholesale revenues for the first six months ended June 30, 2017 decreased 5% as compared to the year-ago period reflecting declines in dealer customers as well as declines in the purchase of upsell products partially offset by modest increases in wholesale prices.

Expenses

Product support, technology and operations.    Product support, technology and operations expenses increased 6% in the first six months of 2017 as compared to the year-ago period due to the acquisition of DealerRater in August 2016 and higher volume of our pay-per-lead product sales. Product support, technology and operations expense represents 23% of revenue for the first six months ended June 30, 2017 compared with 21% for the first six months ended June 30, 2016.

Marketing and sales.    Marketing and sales expenses decreased 2% in the first six months of 2017 as compared to the year-ago period due primarily to lower sales compensation expense. Marketing and sales expense represents 35% of revenue for the first six months ended June 30, 2017 compared with 36% for the first six months ended June 30, 2016.

General and administrative.    General and administrative expenses increased $15.2 million, or 98%, in the first six months of 2017 as compared to the year-ago period mainly due to $11.2 million in non-recurring items which is composed of $4.7 million related to the Separation from TEGNA, $3.4 million related to the move to our new corporate headquarters location, $1.7 million related to costs associated with the separation of certain employees and $1.4 million due to the write-off or loss on certain assets disposed of in the first six months of 2017. In addition, $2.8 million of the increase in general and administrative costs is related to the incremental cost of being a public company and $1.4 million of the increase is due to additional depreciation expense in the first six months of 2017 as compared to the year-ago period primarily related to the acceleration of depreciation of assets in our former corporate headquarters location. These cost increases are offset by other efficiencies.

Affiliate revenue share.     Affiliate revenue share costs increased 15% in the first six months of 2017 as compared to the year-ago period primarily due to increased dealer customers subject to revenue share.

Amortization of intangibles.    As a result of TEGNA’s acquisition of Cars.com, LLC in October 2014 and the acquisition of DealerRater in August 2016, we recorded amortizable intangible assets for customer relationships, acquired software, trade-names, non-compete agreements and a content library. This expense category reflects the amortization of these assets.

Interest (expense) income, net.    During the six months ended June 30, 2017, we recorded interest expense of $1.8 million related to our new Credit Agreement entered into in connection with the Separation. The Company did not have any interest expense for the six months ended June 30, 2016.

Provision for income taxes.    During the six months ended June 30, 2017, we recorded a tax provision of $2.8 million using a full year effective rate of 37%. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. Tax expense for the period is based upon one month of Cars.com LLC information and six months of DealerRater information. The Company did not have any income tax expense for the six months ended June 30, 2016.

Liquidity and Capital Resources

Prior to the Separation, we had access to TEGNA’s program of maintaining bank revolving credit availability as a component of our liquidity. Following the Separation, we will no longer participate in capital management with TEGNA and our ability to fund our future cash needs will depend on our ongoing ability to generate and raise cash in the future.

Our operations have historically generated strong positive cash flow which, along with our term loan and credit facility described below, we believe provide adequate liquidity to meet our requirements, including those for investments, and strategic acquisitions.

On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (the “Guarantors”) entered into a Credit Agreement with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at the request of the Company) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on the London Interbank Offered Rate (“LIBOR”) or the alternate base rate, as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon our total net leverage ratio. Borrowings under the Credit Agreement were used to fund the payment of a cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and distribution and related transactions. The term loan requires quarterly amortization payments commencing on September 30, 2017. On July 31, 2017, we voluntarily paid down $20 million of revolving loan commitments.

The obligations under the Credit Agreement are guaranteed by the Guarantors and, the Company and the Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. A summary of the Credit Agreement can be found in our Registration Statement on Form 10.

The tax matters agreement that TEGNA and Cars.com entered into prior to the distribution included restrictions that may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. Under the tax matters agreement, for the two-year period following the distribution, Cars.com is prohibited, except in certain circumstances, from: entering into any transaction resulting in the acquisition of all or a portion of its stock or assets, whether by merger or otherwise; merging, consolidating or liquidating; issuing equity securities beyond certain thresholds; repurchasing its capital stock beyond certain thresholds; and ceasing to actively conduct its business. See Part II, Item 1A, “Risk Factors” of this report for additional information.

Details of our cash flows are included in the table below:

	Six Months Ended June 30,
In thousands of dollars	2017	2016
Net cash provided by operating activities	$96,732	$72,308
Net cash used in investing activities	(18,910)	(7,009)
Net cash used in financing activities	(50,118)	(65,231)
Net change in cash and cash equivalents	$27,704	$68

Cash flow generated by operating activities is our primary source of liquidity. Net cash flow from operating activities was $96.7 million in the first six months of 2017 as compared to the year-ago period of $72.3 million. This increase is due to changes in working capital, primarily due to the timing of the settlement of costs in accrued liabilities and the collection of accounts receivable as well as lower deferred compensation payments. These increases were offset by lower net income in the first six months of 2017 as compared to the year-ago period.

Net cash used in investing activities was $18.9 million in the first six months of 2017 as compared to the year-ago period of $7.0 million. This change is mainly due to $13.9 million of costs for the new office space build-out that began in 2017.

Net cash used for financing activities was $50.1 million in the first six months of 2017 as compared to the year-ago period of $65.2 million. Prior to the Separation, cash used for financing activities was related to transactions with TEGNA. TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to TEGNA and vice versa until the distribution. Accordingly, the net cash flow between us and TEGNA is presented as a financing activity. In addition, we made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. We borrowed $675 million to fund the cash transfer to TEGNA and provide additional working capital.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Effects of Inflation and Changing Prices and Other Matters

Our results of operations and financial condition have not been significantly affected by inflation.

Critical Accounting Policies

See Part I, Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Registration Statement on Form 10.

Note About Forward-Looking Information

          This report contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Cars.com management and is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond Cars.com’s control.

Important factors that could cause actual results or events to differ materially from those anticipated include, among others, those set forth under Part I, Item 1A, Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the following:

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

•	reliance on the performance of counterparties to affiliation agreements to generate wholesale advertising revenues, and the potential underperformance of these counterparties;
•	the ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to Cars.com’s business;
•	adverse outcomes in proceedings with governmental authorities or administrative agencies;
•	any other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges;
•	Cars.com’s expectations regarding the time during which it will be an “emerging growth company” under the JOBS Act;
•	Cars.com’s inability to engage in certain corporate transactions following the Separation;
•	any failure to realize expected benefits from the Separation; and
•	other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

There may be other factors, some of which are beyond Cars.com’s control, that may cause our actual results to differ materially from the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report. Except as may be required by law, Cars.com undertakes no obligation to modify or revise any forward-looking statement to reflect new information, events or circumstances occurring after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates.

Interest Rate Risk

A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate, as defined in the Credit Agreement. Accordingly, we are exposed to fluctuations in interest rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. Based on the value of our indebtedness as of June 30, 2017, a 100-basis point increase in interest rates would result in a corresponding increase in our interest expense of $6.8 million annually.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. During the period covered by this report, to assist management in this evaluation, we, with the assistance of a third-party internal audit service provider, established a new internal audit function. Our internal control system is supported by written policies and procedures, contains self-monitoring mechanisms which will be audited by the internal audit function. During the period covered by this report, we also established a Disclosure Committee, which consists of certain members of management and meets on a quarterly basis and otherwise as needed.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

During the period covered by this report, we, with the assistance of a third-party internal audit service provider, established a new internal audit function, and we established a Disclosure Committee (each as described in Item 4, “Disclosure Controls and Procedures”).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 9, “Commitments, contingent liabilities and other matters” of the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Registration Statement on Form 10, which could materially affect our business, results of operations, financial condition and future results. There have been no material changes from the risk factors described in our Registration Statement on Form 10.

Item 6. Exhibits

See the Exhibit Index following the signature page to this report for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2017	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1**	Cars.com Inc. Change in Control Severance Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37869) of Cars.com Inc. filed June 20, 2017.
10.2**	Cars.com Inc. Executive Severance Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37869) of Cars.com Inc. filed June 20, 2017.
10.3**	Form of Director Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37869) of Cars.com Inc. filed June 20, 2017.
10.4**	Form of Employee Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37869) of Cars.com Inc. filed June 20, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.