Form 10-Q
period 2017-09-30
Cars.com Inc.
filed 2017-11-08
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒*

* The registrant became subject to the requirements on May 15, 2017.

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

As of October 25, 2017, the registrant had 71,625,610 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

In thousands (except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,428	$8,896
Accounts receivable, less allowance of $3,437 and $3,527, respectively	93,077	98,303
Prepaid expenses and other current assets	18,298	12,342
Total current assets	138,803	119,541
Property and equipment
Cost	61,783	37,190
Less accumulated depreciation	(20,908)	(16,729)
Net property and equipment	40,875	20,461
Intangible and other assets
Goodwill	788,107	788,107
Intangible assets, less accumulated amortization of $224,053 and $165,651, respectively	1,548,967	1,607,369
Investments and other assets	11,172	11,788
Total assets	$2,527,924	$2,547,266
Liabilities and equity
Current liabilities
Accounts payable	$6,787	$7,844
Current portion of long-term debt	21,162	—
Accrued liabilities	69,137	64,140
Total current liabilities	97,086	71,984
Noncurrent liabilities
Deferred incentive plans	1,677	3,913
Unfavorable contracts liability	25,185	44,085
Long-term debt	597,468	—
Deferred tax liability	282,504	8,325
Other noncurrent liabilities	17,532	1,674
Total noncurrent liabilities	924,366	57,997
Total liabilities	1,021,452	129,981
Commitments and contingent liabilities
Stockholders' equity
TEGNA's investment, net	—	2,417,285
Common Stock at par, $0.01 par value; authorized 300,000,000 shares; issued and outstanding 71,625,405 shares at September 30, 2017; no shares authorized, issued and outstanding at December 31, 2016	716	—
Additional paid-in capital	1,480,932	—
Retained earnings	24,824	—
Total stockholders' equity	1,506,472	2,417,285
Total liabilities and stockholders' equity	$2,527,924	$2,547,266

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cars.com Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

Unaudited, in thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Retail	$118,825	$119,828	$346,780	$343,013
Wholesale(a)	41,074	42,467	122,917	128,421
Total	159,899	162,295	469,697	471,434
Operating expenses:
Product support, technology and operations	36,598	32,469	106,479	98,381
Marketing and sales	50,733	48,670	160,246	160,275
General and administrative	11,606	7,738	42,305	23,277
Affiliate revenue share	2,121	2,162	6,837	6,264
Amortization of intangible assets	19,467	19,088	58,402	55,416
Total	120,525	110,127	374,269	343,613
Operating income	39,374	52,168	95,428	127,821
Nonoperating (expense) income:
Interest (expense) income, net	(5,431)	41	(7,160)	53
Other income, net	64	88	199	142
Total nonoperating (expense) income, net	(5,367)	129	(6,961)	195
Income before income taxes	34,007	52,297	88,467	128,016
Provision for income taxes	13,019	452	15,782	452
Net income	$20,988	$51,845	$72,685	$127,564
Earnings per share, basic	$0.29	$0.72	$1.01	$1.78
Weighted-average common shares outstanding, basic	71,699	71,588	71,693	71,588
Earnings per share, diluted	$0.29	$0.72	$1.01	$1.78
Weighted-average common shares outstanding, diluted	71,767	71,588	71,763	71,588

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

(a)

Wholesale revenue includes related party revenue generated from TEGNA, Inc., through the Separation date of May 31, 2017, of $0 million and $3.4 million during the three and nine months ended September 30, 2017, respectively, and $2.1 million and $6.3 million during the three and nine months ended September 30, 2016, respectively (See Note 13). The commercial agreement with TEGNA is still effective after the Separation.

Cars.com Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Unaudited, in thousands

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$72,685	$127,564
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	66,343	61,549
Amortization of unfavorable contracts liability	(18,900)	(18,900)
Write-off and loss on assets	1,446	111
Gain on trading securities related to deferred compensation	(199)	(143)
Provision for doubtful accounts receivable	2,561	2,177
Deferred income taxes	8,388	(34)
Share-based compensation	1,493	—
Amortization of debt issuance costs	463	—
Increase (decrease) in operating assets and liabilities	12,916	(31,888)
Net cash flow provided by operating activities	147,196	140,436
Cash flows from investing activities:
Purchase of property and equipment	(27,631)	(7,387)
Purchase of investments	—	(2,216)
Payment for acquisition, net of cash acquired	—	(114,945)
Proceeds from sale of property and equipment	—	15
Net cash used in investing activities	(27,631)	(124,533)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	675,000	—
Payments of debt issuance costs and other fees	(6,208)	—
Payments of long-term debt	(50,625)	—
Cash distribution to TEGNA related to Separation	(650,000)	—
Transactions with TEGNA, net	(69,200)	(11,283)
Net cash used in financing activities	(101,033)	(11,283)
Increase in cash and cash equivalents	18,532	4,620
Cash and cash equivalents at beginning of period	8,896	100
Cash and cash equivalents at end of period	$27,428	$4,720
Supplemental non-cash information:
Purchases of property and equipment in accrued liabilities and accounts payable	$3,050	$50
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$5,726	$—
Cash paid for interest	$6,826	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cars.com Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited, in thousands

	Common Stock
	Shares	Amount	Additional Paid in Capital	TEGNA's Investment, net	Retained Earnings	Stockholders' Equity
Balance at December 31, 2016	—	$—	$—	$2,417,285	$—	$2,417,285
Net income	—	—	—	47,861	24,824	72,685
Transactions with TEGNA, net	—	—	—	(69,200)	—	(69,200)
Cash distribution to TEGNA related to Separation	—	—	—	(650,000)	—	(650,000)
Deferred taxes related to Separation	—	—	—	(265,791)	—	(265,791)
Distribution by TEGNA	71,588	716	1,479,439	(1,480,155)	—	—
Issuance of share-based compensation awards	37	—	—	—	—	—
Share-based compensation	—	—	1,493	—	—	1,493
Balance at September 30, 2017	71,625	$716	$1,480,932	$—	$24,824	$1,506,472

Balance at December 31, 2015	—	$—	$—	$2,304,519	$—	$2,304,519
Net income	—	—	—	127,564	—	127,564
Transactions with TEGNA, net	—	—	—	(11,283)	—	(11,283)
Balance at September 30, 2016	—	$—	$—	$2,420,800	$—	$2,420,800

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1

Separation from TEGNA, description of business and basis of presentation

Separation from TEGNA.    On September 7, 2016, TEGNA Inc. (“TEGNA”), our former parent company, announced its plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DMR Holdings, Inc. (“DealerRater”), a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com Inc. (“Cars.com,” the “Company,” “our,” “us” or “we”), which now owns the digital automotive marketplace business. We filed a Registration Statement on Form 10 relating to the Separation with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2017, that was declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, we made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of our common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

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

Description of business.    Cars.com is a leading online destination that helps car shoppers and owners navigate every turn of car ownership. A pioneer in automotive classifieds, the Company has evolved into one of the largest digital automotive platforms, connecting consumers with local dealers across the country anytime, anywhere. Through trusted expert content, on-the-lot mobile app features, millions of new and used vehicle listings, a comprehensive set of research tools and the largest database of consumer reviews in the industry, Cars.com helps shoppers buy, sell and service their vehicles. Cars.com properties include DealerRater®, Auto.com™, PickupTrucks.com™ and NewCars.com®. The Company was founded in 1998 and is headquartered in Chicago, Illinois.

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

Since TEGNA’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs, through the Separation, were $0 million and $2.5 million during the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.5 million during the three and nine months ended September 30, 2016, respectively. Our management believes that such allocations are reasonable. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by TEGNA. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company prior to the Separation or the costs expected to be incurred in the future.

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

Recent accounting pronouncements

The Financial Accounting Standards Board (the “FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. Under the amendment, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The required adoption date of the standard is January 1, 2018. The two permitted transition methods are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown; and the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the standard using the modified retrospective method. Our primary source of revenue is through the sale of online subscription advertising products to car dealerships. We currently do not expect the standard to have a material impact on this revenue stream, which will continue to be recognized primarily on a straight-line basis over the contract term as the service is provided to our customers.

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

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. This guidance related to leases which will require lessees to recognize assets and liabilities on the Condensed Consolidated and Combined Balance Sheets for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires only capital leases to be recognized on the Condensed Consolidated and Combined Balance Sheets—the new guidance will require both types of leases to be recognized on the Condensed Consolidated and Combined Balance Sheets. The new guidance is effective for us beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. We are currently evaluating the effect it is expected to have on our financial statements and related disclosures.

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

NOTE 3

Goodwill and other intangible assets and liabilities

The following table displays goodwill, indefinite-lived intangibles and amortizable intangible assets at September 30, 2017 and December 31, 2016 (in thousands):

	Gross	Accumulated Amortization	Net
September 30, 2017
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(189,090)	625,150
Acquired software	71,700	(31,069)	40,631
Trade name	9,800	(953)	8,847
Non-compete agreements	2,860	(1,716)	1,144
Content library	2,100	(1,225)	875
Total amortizable intangible assets	900,700	(224,053)	676,647
Total	$2,561,127	$(224,053)	$2,337,074
December 31, 2016
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(140,788)	673,452
Acquired software	71,700	(22,798)	48,902
Trade name	9,800	(340)	9,460
Non-compete agreements	2,860	(1,287)	1,573
Content library	2,100	(438)	1,662
Total amortizable intangible assets	900,700	(165,651)	735,049
Total	$2,561,127	$(165,651)	$2,395,476

We also have an intangible liability related to unfavorable wholesale contracts that Cars.com, LLC entered into as part of the acquisition by TEGNA in October 2014. The unfavorable contracts liability at September 30, 2017 and December 31, 2016 was $50.4 million and $69.3 million, respectively. Liabilities that will be amortized in the next twelve months are recorded in accrued liabilities, with the remainder recorded in unfavorable contracts liability on the Condensed Consolidated and Combined Balance Sheets. Amortization of the liability is recognized as wholesale revenue on the Consolidated and Combined Statements of Income and was $6.3 million and $18.9 million in the three and nine months ended September 30, 2017 and 2016, respectively.

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

The aggregate carrying amount of the investment at September 30, 2017 and December 31, 2016 was $9.4 million and $9.3 million, respectively. We record these amounts in investments and other assets on the Condensed Consolidated and Combined Balance Sheets. No events or circumstances have occurred in the three and nine months ended September 30, 2017 that required us to estimate the fair value of the investment.

NOTE 5

Income taxes

Prior to the Separation, Cars.com LLC was a multi-member LLC that is considered to be a partnership for U.S. income tax purposes. Multi-member LLCs are generally considered flow-through entities and therefore not subject to federal, state, or local income taxes. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. Income tax expense was $13.0 million for the three months ended September 30, 2017, compared to income tax expense of $0.5 million for the same period of the prior year. The prior year income tax expense represents only two months of DealerRater activity as DealerRater was acquired on August 1, 2016. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 38.3% for the three months ended September 30, 2017 and differed from the U.S. federal statutory rate primarily due to state income taxes.

Income tax expense was $15.8 million for the nine months ended September 30, 2017, based upon four months of Cars.com, LLC information and nine months of DealerRater information, compared to income tax expense of $0.5 million for the same period of the prior year. The prior year income tax expense represents only two months of DealerRater activity as DealerRater was acquired on August 1, 2016. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 17.8% for the nine months ended September 30, 2017 and differed from the U.S. federal statutory rate primarily due to pre-Separation income generated by a flow-through entity not subject to federal, state or local income taxes.

With the implementation of the post-Separation legal entity structure, the Company was required to record deferred tax assets and liabilities for temporary differences between financial accounting and tax reporting. Accordingly, the Company recorded $267 million of net deferred tax liability associated with the outside basis difference in the Cars.com, LLC flow-through entity with the offset recorded in TEGNA’s investment net. Separately, the Company recorded $8 million of net deferred tax asset associated with the DealerRater corporate entity during 2017.

To achieve a tax qualified Employee Share Purchase Program (“ESPP”), participating employees of Cars.com, LLC must be employed by an entity taxed as a C corporation. Consequently, in October 2017, Cars.com, LLC prospectively changed its corporate structure to convert from being taxed as a partnership to being taxed as a C corporation. As a result of the change in corporate structure, Cars.com, LLC was also required to change its reporting of deferred tax assets and liabilities. This reporting change results in a $69 million non-cash write-off of the deferred tax liability associated with non-deductible goodwill which Cars.com, LLC will record through a credit to income tax expense in the fourth quarter of 2017.

NOTE 6

Long-term incentive plan

In June 2001, we established a long-term incentive plan (“LTIP”). Under the plan, at our discretion, we may designate employees to participate and may make annual contributions to the participants’ account. In the nine months ended September 30, 2017, we contributed $0.3 million. For full-year 2016, we contributed $0.6 million. The total amount contributed by us is marked to market quarterly and any unrealized gains (losses) are recognized in other income, net on the Consolidated and Combined Statements of Income. Management will not make any new contributions to the LTIP subsequent to the Separation.

Under this plan, deferred compensation expense was not material in the three months ended September 30, 2017 and $0.3 million in the nine months ended September 30, 2017, and $0.2 million and $0.7 million in the three and nine months ended September 30, 2016, respectively. The deferred compensation liability was $2.0 million and $3.1 million at September 30, 2017 and December 31, 2016, respectively.

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

The following table presents the LTIP investments carried at fair value as of September 30, 2017 and December 31, 2016, by category on the Condensed Consolidated and Combined Balance Sheets in accordance with the valuation hierarchy defined above (in thousands):

Fair value measurement as of September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,687	$—	$—	$1,687
Fixed income fund				606
Total investments at fair value				$2,293

Fair value measurement as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,228	$—	$—	$2,228
Fixed income fund				1,031
Total investments at fair value				$3,259

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

NOTE 8

Share appreciation rights plan

Effective as of January 1, 2012, we established a Share Appreciation Rights Plan (the "SAR Plan"). Eligible participants received a number of stock appreciation rights annually that entitle the employee to receive the appreciation in the fair market value of a share from the date of grant up to a specified date or dates plus an amount equal to the distributions per share. Awards granted in a given year vest to the participant over a three-year period. Benefits paid under the SAR Plan were made in cash, not common stock, at the end of the three-year vesting period from the original grant date. Expense related to the SAR Plan has been recorded in accordance with the accounting standards for share-based payments. Due to the cash settlement at the end of the performance period, the awards were classified as a liability and remeasured each reporting period at fair value. Cars.com recorded a liability of $1.1 million and $10.8 million related to its SAR Plan on its Condensed Consolidated and Combined Balance Sheets at September 30, 2017 and December 31, 2016, respectively.

No stock appreciation rights were granted to employees during the three and nine months ended September 30, 2017. Management does not expect to issue any new grants subsequent to the Separation.

NOTE 9

Commitments, contingent liabilities and other matters

Commitments

In May 2016, we entered into a new lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. Total minimum payments throughout the remaining life of the lease are $56.8 million.

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

NOTE 10

Debt – term loan and revolving credit facility

On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at our request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on the London Interbank Offered Rate or the alternate base rate, as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon our total net leverage ratio. On May 31, 2017, we borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments which commenced on September 30, 2017. In the third quarter of 2017, we made $5.6 million of term loan quarterly amortization payments and voluntarily paid down $45 million on the revolving loan. As of September 30, 2017, the Company had $624.4 million of debt outstanding and $270 million available under the revolving loan. Debt issuance costs were $5.7 million at September 30, 2017 and are being amortized over the term of the Credit Agreement.

On October 31, 2017, we voluntarily paid down an additional $25 million on the revolving loan.

The obligations under the Credit Agreement are guaranteed by the Guarantors and the Company and the Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. A summary of the Credit Agreement can be found in our Registration Statement on Form 10.

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

The total shares outstanding on May 31, 2017, the date of Separation, was 71.6 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2016, as no equity-based awards were outstanding prior to the Separation date.

The computations of our basic and diluted earnings per share are set forth below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$20,988	$51,845	$72,685	$127,564
Basic weighted-average shares outstanding	71,699	71,588	71,693	71,588
Effect of dilutive share-based compensation awards	68	—	70	—
Diluted weighted-average shares outstanding	71,767	71,588	71,763	71,588
Earnings per share, basic	$0.29	$0.72	$1.01	$1.78
Earnings per share, diluted	$0.29	$0.72	$1.01	$1.78

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

The Company granted approximately 13,000 and 265,000 RSUs during the three and nine months ended September 30, 2017, respectively, at a weighted-average share price of $26.55 and $25.85, respectively.

The table below presents information related to share-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation expense	$1,012	$—	$1,493	$—
	September 30, 2017	December 31, 2016
Unrecognized share-based compensation	$11,054	$—

The unrecognized share-based compensation is expected to be recognized over a weighted-average period of 3.1 years.

NOTE 13

Related party transactions

We are party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. Related party revenue earned from this agreement was $0 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, and $2.1 million and $6.3 million for the three and nine months ended September 30, 2016, respectively. The commercial agreement with TEGNA is still effective after the Separation.

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

Equity in the Condensed Consolidated and Combined Balance Sheets represents the accumulated balance of transactions between us and TEGNA, our paid-in-capital, and TEGNA’s interest in our cumulative retained earnings, and are presented within “TEGNA’s investment, net.” The amounts comprising the accumulated balance of transactions between us and TEGNA and TEGNA affiliates include (i) the cumulative net assets attributed to us by TEGNA and TEGNA affiliates and (ii) the cumulative net advances to TEGNA representing our cumulative funds swept (net of funding provided by TEGNA and TEGNA affiliates to us) as part of the centralized cash management program. See Note 1 of this report for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes. The financial information discussed below and included elsewhere in this report may not necessarily reflect what our financial condition, results of operations and cash flow would have been had we been a stand-alone company during the applicable periods presented or what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “Cars.com,” the “Company,” “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

Cars.com is a leading online destination that helps car shoppers and owners navigate every turn of car ownership. A pioneer in automotive classifieds, the Company has evolved into one of the largest digital automotive platforms, connecting consumers with local dealers across the country anytime, anywhere. Through trusted expert content, on-the-lot mobile app features, millions of new and used vehicle listings, a comprehensive set of research tools and the largest database of consumer reviews in the industry, Cars.com helps shoppers buy, sell and service their vehicles. Cars.com properties include DealerRater®, Auto.com™, PickupTrucks.com™ and NewCars.com®. The Company was founded in 1998 and is headquartered in Chicago, Illinois.

Overview of Results

The following table presents some of the Company’s key financial metrics for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except % amounts)	2017	2016	2017	2016
Revenues	$159,899	$162,295	$469,697	$471,434
Net income	20,988	51,845	72,685	127,564
Retail revenue as % of total revenue	74%	74%	74%	73%
Wholesale revenue as % of total revenue	26%	26%	26%	27%

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

Since TEGNA’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs, through the Separation, were $0 million and $2.5 million during the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.5 million during the three and nine months ended September 30, 2016, respectively. We believe that such allocations are reasonable. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by TEGNA. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company or the costs expected to be incurred in the future.

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

Factors Affecting Our Performance

Our continued success will depend in part on our ability to address and successfully manage challenges, both specific to our business and in the digital advertising marketplace generally. In the near term, we may experience compressed margins as a result of the transition from a wholly-owned subsidiary of TEGNA to an independent publicly traded company. In particular, the transition requires us to build out our internal infrastructure and support functions, through recruiting and hiring managers and employees to strengthen our legal, treasury, accounting, tax, investor relations and other similar functions. Similarly, we will face ongoing public company costs, including those related to an independent board of directors, compliance with regulatory and stock exchange requirements, and increased auditing and insurance fees. Further, the indebtedness we incur in connection with the Separation will reduce our free cash flow and may limit our ability to make strategic acquisitions. We expect to manage these incremental costs and the associated increased risk by focusing on operating efficiency and continued growth in our business to drive profit margins and generate cash flow.

On August 1, 2016, TEGNA purchased 100% of DealerRater, a leading automotive dealer review website. DealerRater was included in the distribution to Cars.com, Inc. as part of the Separation. Cars.com’s financial results for the three and nine months ended September 30, 2017 include three and nine months of DealerRater activity, respectively. Cars.com’s financial results for both the three and nine months ended September 30, 2016 includes two months of DealerRater activity.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. The following table presents certain of these key metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Traffic (Visits)	101,698,000	102,723,000	311,612,000	321,577,000
Dealer Customers	21,307	21,743	21,307	21,743
Average Vehicle Listings	4,869,000	4,614,000	4,956,000	4,698,000

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

Results of Operations

Third Quarter 2017 Compared to Third Quarter 2016

The following table sets forth our selected statement of operations for each of the periods indicated:

	Three Months Ended September 30,		Increase
In thousands (except % amounts)	2017	2016	(Decrease)	% Change
Revenues:
Direct revenue	$82,504	$84,651	$(2,147)	(3)%
National advertising revenue	32,002	31,214	788	3%
Other revenue	4,319	3,963	356	9%
Retail revenue	118,825	119,828	(1,003)	(1)%
Wholesale revenue	41,074	42,467	(1,393)	(3)%
Total revenues	159,899	162,295	(2,396)	(1)%
Operating expenses:
Product support, technology and operations	36,598	32,469	4,129	13%
Marketing and sales	50,733	48,670	2,063	4%
General and administrative	11,606	7,738	3,868	50%
Affiliate revenue share	2,121	2,162	(41)	(2)%
Amortization of intangible assets	19,467	19,088	379	2%
Total operating expenses	120,525	110,127	10,398	9%
Operating income	39,374	52,168	(12,794)	(25)%
Nonoperating (expense) income:
Interest (expense) income, net	(5,431)	41	(5,472)	***%
Other income, net	64	88	(24)	(27)%
Total nonoperating (expense) income, net	(5,367)	129	(5,496)	***%
Income before income taxes	34,007	52,297	(18,290)	(35)%
Provision for income taxes	13,019	452	12,567	***%
Net income	$20,988	$51,845	$(30,857)	(60)%

***	Not meaningful

Revenues

Retail Revenue—Direct.    Direct revenue represents online subscription products sold by Cars.com sales teams to our local automotive dealer customers and includes DealerRater products which we acquired in August 2016. Automotive dealer customers purchase advertising packages to market their vehicle inventory and other aspects of the dealership, such as the service department. Direct revenue is our largest revenue stream, representing 52% of total revenue for the third quarter of 2017. Direct revenue for the third quarter of 2017 decreased 3% as compared to the year-ago period reflecting a decline in average revenue per dealer, partially offset by an increase in average dealer count.

Retail Revenue—National Advertising.    National advertising revenue consists of display advertising sold to advertising agencies and OEMs as well as leads sold to OEMs. Banner display ads are placed throughout the Cars.com websites and apps. National advertising revenue represented 20% of total revenue for the third quarter of 2017. National advertising revenue for the third quarter of 2017 rose 3% as compared to the year-ago period mainly due to increased lead volume sold to OEMs.

Retail Revenue—Other.    Other revenue includes revenue from (1) vehicle listing data sold to third-parties, (2) new-car leads sold to third-parties and (3) products such as Sell It Yourself/For Sale By Owner. Other revenue represented 2% of total revenue for the third quarter of 2017. Other revenue for the third quarter of 2017 increased 9% as compared to the year-ago period mainly due to an increase in volume of data sales and higher lead volume sold to third-party lead resellers.

Wholesale Revenue.    Wholesale revenue represents the wholesale fees paid to Cars.com for online subscription products sold by affiliates. Wholesale revenue represented 26% of total revenue for the third quarter of 2017. Wholesale revenues for the third quarter of 2017 decreased 3% as compared to the year-ago period reflecting a decline in average dealer count, partially offset by an increase in average revenue per dealer.

Expenses

Product support, technology and operations.    The product support team creates and manages consumer and dealer-facing products and editorial content (i.e. vehicle reviews, “Best of Awards” and video content pertinent to consumers). Primary costs include compensation and content license fees for third-party content such as vehicle specifications. The technology team builds consumer and dealer products and supports the Cars.com website and apps. Technology expenses include compensation, staff augmentation and outsourced development, hardware/software maintenance, software licenses, data center and other infrastructure costs. Operations includes product fulfillment, customer service, traffic acquisition costs related to our pay-per-lead products and third-party costs such as inventory processing, photo/video maintenance and trackable phone numbers to support our customers. Product support, technology and operations expenses increased 13% in the third quarter of 2017 as compared to the year-ago period due to the higher volume of our pay-per-lead product sales and the acquisition of DealerRater in August 2016. Product support, technology and operations expense represents 23% of revenue for the third quarter of 2017 compared with 20% for the third quarter of 2016.

Marketing and sales.    Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV advertising and production of ad creative, market research, sales events and compensation costs for our marketing, sales support and sales teams. Marketing and sales expenses increased 4% in the third quarter of 2017 as compared to the year-ago period due to higher spend in brand marketing, partially offset by savings resulting from elimination of third-quarter sales meetings. Marketing and sales expense represents 32% of revenue for the third quarter of 2017 compared with 30% for the third quarter of 2016.

General and administrative.     General and administrative expenses primarily consist of salaries, benefits and incentive compensation for our executive, finance, legal, human resources, facilities and other administrative employees. In addition, depreciation, legal and accounting services, other professional services, share-based compensation for all other eligible Company employees, transaction related costs, restructuring costs, costs related to the corporate headquarters office relocation and write-off and loss on assets are included in general and administrative expenses. General and administrative expenses increased $3.9 million, or 50%, in the third quarter of 2017 as compared to the year-ago period mainly due to $0.5 million in non-recurring items which is composed of $0.3 million related to the Separation from TEGNA and $0.2 million related to the corporate headquarters office relocation. In addition, $2.5 million of the increase in general and administrative costs is related to the incremental cost of being a public company, $0.6 million of the increase is due to share-based and deferred compensation awards and $0.4 million of the increase is due to additional depreciation expense in the third quarter of 2017 as compared to the year-ago period.

Amortization of intangibles.    As a result of TEGNA’s acquisition of Cars.com, LLC in October 2014 and the acquisition of DealerRater in August 2016, we recorded amortizable intangible assets for customer relationships, acquired software, trade-names, non-compete agreements and a content library. This expense category reflects the amortization of these assets.

Interest (expense) income, net.    During the three months ended September 30, 2017, interest expense was $5.5 million related to our new Credit Agreement (the “Credit Agreement”) entered into in connection with the Separation. The Company did not have any interest expense for the three months ended September 30, 2016.

Provision for income taxes.    During the three months ended September 30, 2017, the tax provision was $13.0 million, or an effective rate of 38.3%. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. The Company recorded $0.5 million of income tax expense for the three months ended September 30, 2016. See Note 5 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

First Nine Months 2017 Compared to First Nine Months 2016

The following table sets forth our selected statement of operations for each of the periods indicated:

	Nine Months Ended September 30,		Increase
In thousands (except % amounts)	2017	2016	(Decrease)	Change
Revenues:
Direct revenue	$249,412	$248,579	$833	0%
National advertising revenue	85,379	83,221	2,158	3%
Other revenue	11,989	11,213	776	7%
Retail revenue	346,780	343,013	3,767	1%
Wholesale revenue	122,917	128,421	(5,504)	(4)%
Total revenues	469,697	471,434	(1,737)	(0)%
Operating expenses:
Product support, technology and operations	106,479	98,381	8,098	8%
Marketing and sales	160,246	160,275	(29)	(0)%
General and administrative	42,305	23,277	19,028	82%
Affiliate revenue share	6,837	6,264	573	9%
Amortization of intangible assets	58,402	55,416	2,986	5%
Total operating expenses	374,269	343,613	30,656	9%
Operating income	95,428	127,821	(32,393)	(25)%
Nonoperating (expense) income:
Interest (expense) income, net	(7,160)	53	(7,213)	***%
Other income, net	199	142	57	40%
Total nonoperating (expense) income, net	(6,961)	195	(7,156)	***%
Income before income taxes	88,467	128,016	(39,549)	(31)%
Provision for income taxes	15,782	452	15,330	***%
Net income	$72,685	$127,564	$(54,879)	(43)%
***	Not meaningful

Revenues

Retail Revenues—Direct.    Direct revenue is our largest revenue stream, representing 53% of total revenue for the first nine months of 2017. Direct revenue for the nine months ended September 30, 2017 was flat as compared to the year-ago period primarily reflecting an increase in average dealer count, partially offset by a decrease in average revenue per dealer.

Retail Revenues—National Advertising.    National advertising revenue represented 18% of total revenue for the first nine months of 2017. National advertising revenue for the nine months ended September 30, 2017 increased 3% as compared to the year-ago period mainly due to increased lead volume sold to OEMs.

Retail Revenues—Other.    Other revenue represented 3% of total revenue for the first nine months of 2017. Other revenue for the nine months ended September 30, 2017 increased 7%, as compared to the year-ago period mainly due to increased lead volume sold to third-party lead resellers and higher volume of data sales.

Wholesale Revenues.    Wholesale revenue represented 26% of total revenue for the first nine months of 2017. Wholesale revenues for the nine months ended September 30, 2017 decreased 4% as compared to the year-ago period reflecting a decline in average dealer count, partially offset by an increase in average revenue per dealer.

Expenses

Product support, technology and operations.    Product support, technology and operations expenses increased 8% in the first nine months of 2017 as compared to the year-ago period due to the higher volume of our pay-per-lead product sales and the acquisition of DealerRater in August 2016. Product support, technology and operations expense represents 23% of revenue for the nine months ended September 30, 2017 compared with 21% for the nine months ended September 30, 2016.

Marketing and sales.    Marketing and sales expenses remained flat in the first nine months of 2017 as compared to the year-ago period driven by an increase in brand marketing, offset by a decline in sales expense. Marketing and sales expense represents 34% of revenue for the nine months ended September 30, 2017 compared with 34% for the nine months ended September 30, 2016.

General and administrative.    General and administrative expenses increased $19 million, or 82%, in the first nine months of 2017 as compared to the year-ago period mainly due to $11.7 million in non-recurring items which is composed of $5 million related to the Separation from TEGNA, $3.6 million related to the corporate headquarters office relocation, $1.7 million related to costs associated with the separation of certain employees and $1.4 million due to the write-off or loss on certain assets disposed of in the first nine months of 2017. In addition, $5.3 million of the increase in general and administrative costs is related to the incremental cost of being a public company, $1.8 million of the increase is due to additional depreciation expense in the first nine months of 2017 as compared to the year-ago period primarily related to the acceleration of depreciation of assets in our former corporate headquarters location and $0.4 million of the increase is due to share-based and deferred compensation awards.

Affiliate revenue share.     Affiliate revenue share costs increased 9% in the first nine months of 2017 as compared to the year-ago period primarily due to more dealer customers subject to revenue share.

Amortization of intangibles.    As a result of TEGNA’s acquisition of Cars.com, LLC in October 2014 and the acquisition of DealerRater in August 2016, we recorded amortizable intangible assets for customer relationships, acquired software, trade-names, non-compete agreements and a content library. This expense category reflects the amortization of these assets.

Interest (expense) income, net.    During the nine months ended September 30, 2017, interest expense was $7.3 million related to our new Credit Agreement entered into in connection with the Separation. The Company did not have any interest expense for the nine months ended September 30, 2016.

Provision for income taxes.    During the nine months ended September 30, 2017, the tax provision was $15.8 million, or an effective rate of 17.8%. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. Tax expense for the period is based upon four months of Cars.com, LLC information and nine months of DealerRater information. The Company recorded $0.5 million of income tax expense for the nine months ended September 30, 2016. See Note 5 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.

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

On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (the “Guarantors”) entered into a Credit Agreement with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at the request of the Company) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on the London Interbank Offered Rate (“LIBOR”) or the alternate base rate, as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon our total net leverage ratio. Borrowings under the Credit Agreement were used to fund the payment of a cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and distribution and related transactions. The term loan requires quarterly amortization payments which commenced on September 30, 2017. In the third quarter of 2017, we made $5.6 million of term loan quarterly amortization payments and voluntarily paid down $45 million on the revolving loan. As of September 30, 2017, the Company had $624.4 million of debt outstanding and $270 million available under the revolving loan. Debt issuance costs were $5.7 million at September 30, 2017 and are being amortized over the term of the Credit Agreement.

On October 31, 2017, we voluntarily paid down an additional $25 million on the revolving loan.

The obligations under the Credit Agreement are guaranteed by the Guarantors and the Company and the Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. A summary of the Credit Agreement can be found in our Registration Statement on Form 10.

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

Details of our cash flows are included in the table below:

	Nine Months Ended September 30,
In thousands of dollars	2017	2016
Net cash provided by operating activities	$147,196	$140,436
Net cash used in investing activities	(27,631)	(124,533)
Net cash used in financing activities	(101,033)	(11,283)
Net change in cash and cash equivalents	$18,532	$4,620

Net cash flow from operating activities was $147.2 million in the first nine months of 2017 as compared to the year-ago period of $140.4 million. This increase is due to changes in working capital, primarily due to the timing of the settlement of costs in accrued liabilities and the collection of accounts receivable, as well as cash received from tenant improvement allowances. These increases were mostly offset by lower net income in the first nine months of 2017 as compared to the year-ago period.

Net cash used in investing activities was $27.6 million in the first nine months of 2017 as compared to the year-ago period of $124.5 million. 2017 investing activities were all capital expenditures, of which $19.8 million related to the corporate headquarters office relocation. Net cash used in investing activities in 2016 were primarily due to $114.9 million of cash used to acquire DealerRater.

Net cash used for financing activities was $101.0 million in the first nine months of 2017 as compared to the year-ago period of $11.3 million. Prior to the Separation, cash used for financing activities was related to transactions with TEGNA. TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to TEGNA and vice versa until the distribution. Accordingly, the net cash flow between us and TEGNA is presented as a financing activity and resulted in a $69.2 million cash outflow in 2017. In the third quarter of 2017, we made $5.6 million of term loan quarterly amortization payments and voluntarily paid down $45 million of revolving loan commitments. In addition, during 2017 we made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. We borrowed $675 million to fund the cash transfer to TEGNA and provide additional working capital.

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

•	reliance on the performance of counterparties to affiliation agreements to generate wholesale advertising revenues, and the potential underperformance of these counterparties;
•	the ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to Cars.com’s business;
•	adverse outcomes in proceedings with governmental authorities or administrative agencies;
•	any other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges;
•	Cars.com’s expectations regarding the time during which it will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;
•	Cars.com’s inability to engage in certain corporate transactions following the Separation;
•	any failure to realize expected benefits from the Separation; and
•	other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

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

Interest Rate Risk

A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate, as defined in the Credit Agreement. Accordingly, we are exposed to fluctuations in interest rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. Based on the value of our indebtedness at September 30, 2017, a 100-basis point increase in interest rates would result in a corresponding increase in our interest expense of $6.2 million annually.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. To assist management, we have established an internal audit function to verify and monitor our internal controls and procedures. Our internal control system is supported by written policies and procedures, contains self-monitoring mechanisms and is audited by the internal audit function.

Changes in Internal Control Over Financial Reporting

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

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 8, 2017	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer