Form 10-K
period 2017-12-31
Cars.com Inc.
filed 2018-03-06
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37869

Cars.com Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3693660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 S. Riverside Plaza, Suite 1000 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 601-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class             Name of the Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share                The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,906,400,272 based on the closing sale price of common stock on such date of $26.63 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2018 was 71,863,324.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 18, 2018, are incorporated by reference into Part III of this Report.

i

PART I

Disclosure Regarding Forward-looking Statements

This report contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

Important factors that could cause actual results or events to differ materially from those anticipated include, among others, those set forth under “Part I, Item 1A., Risk Factors” of this report. There may be other factors, some of which are beyond Cars.com’s control, that may cause our actual results to differ materially from the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report speak only as of the date of this report. Except as may be required by law, Cars.com undertakes no obligation to modify or revise any forward-looking statement to reflect new information, events or circumstances occurring after the date of this report.

Item 1. Business.

Cars.com Inc., a Delaware corporation, and its consolidated subsidiaries are referred to here as “Cars.com™,” the “Company,” “our,” “us” or “we.” Cars.com conducts all of its operations through its wholly owned subsidiaries Cars.com, LLC and DealerRater.com, LLC.

Overview

Cars.com is a leading two-sided digital automotive marketplace that creates meaningful connections between consumers (individuals researching cars or looking to purchase a car) and partners or customers (car dealerships and automotive original equipment manufacturers (“OEMs”). While connecting advertising partners with in-market car shoppers and providing data-driven intelligence to increase inventory turn and gain market share, the Company empowers consumers with resources and information to assist them in making better informed buying decisions around The 4Ps of Automotive MarketingTM: Product, Price, Place and Person. The Company has evolved into one of the largest digital automotive platforms, connecting tens of thousands of local dealers across the country with millions of consumers. Through trusted expert content, on-the-lot mobile features and intelligence, millions of new and used vehicle listings, a comprehensive set of pricing and research tools, and the largest database of consumer reviews in the industry, we believe Cars.com is transforming the car shopping experience.

We generate revenues primarily through the sale of online subscription advertising products targeting car dealerships through our own direct sales force, as well as through our affiliate sales channels. We host approximately 4.9 million new and used vehicle listings at any given time and serve over 20,000 franchise and independent car dealers throughout all 50 states. We also generate revenue through the sale of digital advertising products to national advertisers.

Cars.com was established in 1998 as a division of Classified Ventures, LLC, a joint venture formed by eight leading media companies, to provide nationally branded online services for classified advertising marketplaces. On October 1, 2014, TEGNA Inc. (“TEGNA”), our former parent company, purchased 73% of the equity interests in Classified Ventures, LLC it did not previously own for $1.8 billion in cash. In August 2016, we expanded our editorial presence through the acquisition of DMR Holdings, Inc. (“DealerRater”) which provided us with new solutions to help car dealerships and OEMs manage, measure and harness the power of social media. On May 31, 2017, we completed a spin-off from TEGNA and on June 1, 2017, our common stock began trading “regular way” on the New York Stock Exchange (the “NYSE”). In February 2018, we completed the acquisition of privately held Dealer Inspire Inc. (“DI”) and Launch Digital Marketing (“LDM”). DI is an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing and messaging platform products. LDM is a provider of digital automotive marketing services, including paid, organic, social and creative services. These proprietary solutions are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions. We now have broader capabilities and even more data-driven tools to create deeper connections between car dealerships and in-market car shoppers. Cars.com, DI and LDM thrive on a culture of innovation, and are in pursuit of a common mission to enable the dealer retail system with sophisticated digital tools that transform the car shopping experience for consumers. The 2017 financial results reported in this report do not include the impacts from the acquisitions of DI and LDM.

In 2005, we added a direct sales team to join our affiliate sales team, which was on board as a result of our media partners. To better serve our growing consumer audience and drive more traffic, we developed an editorial team made up of industry experts who launched robust, objective automotive information for car shoppers. By 2010, all major OEMs selling vehicles in the United States were advertising on Cars.com.

We were the first in our industry to launch a mobile application (“application” or “app”) in 2007 and we continue to outpace the industry in mobile today. The Cars.com app is rated #1 for both iOS and Android devices and our active app users are the highest in the competitive set. It is not uncommon that with media and technology businesses, user behavior and migration typically precedes advertiser rewards, and we are positioned well to win. Over half of all auto advertising is spent on traditional media where proof of impact is relatively scarce. Traditionally, dealers rely solely on lead-generation metrics where consumers provide their contact information. Today, consumers are using mobile devices to shop anonymously. Accordingly, we track traditional leads, which are connections from consumers to dealers in the form of phone calls, emails and text messages, traffic to dealers in OEM websites and, most recently, mobile walk-ins through our Lot Insights reporting tool, which is the first of its kind in the industry. Using geo-fencing technology, we are able to track Cars.com consumers on or near a dealer’s lot which delivers valuable insights and demonstrable value of the influence that we have on mobile shoppers to dealer advertisers. It will take time for us to educate the industry and transition forward to measuring consumer behavior in this manner.

As consumer demand for transparency spreads across nearly all industries, we became one of the first sites shoppers could go to for dealer reviews. Since launching the reviews feature in 2011, we own the largest platform for automotive reviews in the industry. In August 2016, we deepened our editorial presence through the acquisition of DealerRater. The acquisition provides us with new solutions to help dealers and OEMs manage, measure and harness the power of social media. In January 2017, Cars.com and DealerRater launched DealerRater Connections, a feature that connects dealership salespeople to motivated, in-market shoppers before they ever walk onto the lot. In September 2017, we launched Salesperson Connect, a feature upgrade that integrates DealerRater Connections data with the Cars.com Vehicle Details Page (“VDP”), creating a more personalized car shopping experience for consumers.

In 2012, we continued to expand our offerings and moved beyond our focus on car shopping by entering a new sector of the industry. We made a strategic investment in RepairPal, Inc. (“RepairPal”) and began developing new, innovative products for dealerships to promote and grow their service departments. Our first service features went live on the site in April 2014, with a dedicated Service & Repair tab to support dealership service departments and offer a platform for dealers to share information about their business, showcase their quality, be transparent with prices, and highlight customer reviews. In March 2016, we launched our Sell and Trade product, which captures the attention of individual consumers looking to dispose of their vehicles quickly and easily by promoting dealerships interested in buying used vehicles. The product also helps dealerships build their used vehicle inventories.

Industry, Landscape and Competition

The automotive industry is a massive market for the U.S. economy. The U.S Census Bureau estimates the industry to have been $1.2 trillion in 2017, with dealers accounting for at least 85% of all vehicles sold according to the Borrell Associates’ 2017 Automotive Outlook report. The automotive industry represents over 20% of the U.S. retail economy. In 2017, according to research conducted by the National Automobile Dealers Association (“NADA”), new vehicle sales were 17.1 million units. However, the core of the U.S. auto economy is the used vehicles market. In 2017, according to NADA and other industry research, used vehicle sales are projected to have exceeded 44 million units.

According to the Borrell Associates’ 2017 Automotive Outlook report, the U.S. auto advertising industry is a $37 billion market with approximately 56% of that spending online. In 2017, Cars.com captured approximately 2% of spending in the industry, while we believe that our influence and impact was and is far greater. Auto advertising has been a reliably growing market, and over the next five years, U.S. auto advertising is expected to grow to $41 billion, a 2% compound annual growth rate (“CAGR”), while the online category of spend is expected to grow by a 5% CAGR. Online category spend is expected to reach 66% of the overall market spend over the same period.

In 2017, there were approximately 43,000 automotive dealers in the United States, comprised of 16,000 franchised dealers and 27,000 independents. Ten years ago, the average consumer would visit five different dealerships when purchasing a vehicle, while today, the average consumer visits less than two dealerships. Further, while dealers and OEMs continue to increase their spend to drive consumers to their first party websites, consumer preference is to visit third-party website marketplaces, such as ours. We stand to benefit in this growing market, as consumers are making more decisions based on digital research.

We have significant competition from companies that provide car listings, information, lead generation and vehicle-buying services designed to reach consumers and enable dealers to reach these consumers, such as Internet search engines and online automotive sites, sites operated by automobile manufacturers and offline automotive classified listings, such as trade periodicals and local newspapers. We compete with many of these companies and other companies for a share of car dealers’ overall marketing budget.

Our Products and Services

We offer a suite of digital solutions targeting buyers and sellers of automobiles and automobile services. Our flagship product is our digital automotive marketplace that connects buyers and sellers on Cars.com™. Our automotive marketplace products provide a compelling destination for consumers through extensive inventory, intelligent pricing tools and credible user and expert automotive and dealer reviews, which further empower consumer decision-making. This unique content garners a highly-engaged audience that is open to influence from automotive advertisers. We also operate Auto.com™, DealerRater.com®, NewCars.com® and PickupTrucks.com™, which are specialized websites directed toward different consumer segments. With the acquisition of DI and LDM in February 2018, we now also have DealerInspire.com® and LaunchDigitalMarketing.com® as part of our portfolio.

We primarily generate revenues through the sale of online subscription advertising products to car dealerships by our own direct sales force (retail revenue), as well as through our affiliate sales channels (wholesale revenue). Additionally, we generate revenue through the sale of display advertising to national advertisers. See Note 14 to the consolidated and combined financial statements included in Part II, Item 8 of this report for additional information on our one operating and reportable segment and the two categories through which we generate revenue.

Consumer Value Propositions

Car buyers and car owners interface with us primarily through the Cars.com sites and mobile applications, where we strive to provide a best-in-class car search and shopping experience. Our real-time behavioral data, and insights from nearly 20 years of consumer data enable us to deliver an experience that is defined by relevance for the user. We are continually optimizing our platform to deliver intelligent search functionality and guided navigation that helps users find the right car faster. We also feature contextual, dynamic filters that help consumers better search inventory based on their needs. Powered by a custom algorithm, we offer “Best Match” sorting that weights multiple factors to arrive at search recommendations most relevant for each specific user.

At our core, we provide car shoppers with access to information critical to making a buying decision based on the 4P’s of Automotive Marketing™: Product, Price, Place and Person. We are creating market-leading innovations to enhance the consumer experience and empower consumers with all the information they require — what to buy (product), what to pay (price), where to buy (place) and who to buy from (person).

Product

Considering 70% of our shoppers are undecided on what to buy, we give them access to inventory. Consumers can browse through nearly 5 million new and used vehicle listings and learn more about each vehicle listed through the VDP. Shoppers can gather more in-depth information on our research pages. Our editorial team tests, reviews and photographs more than 100 different car makes and models every year and creates independent and unbiased coverage of the automotive landscape by focusing on consumer advice, trends and analysis. We provide expert advice on a wide array of car buying topics, such as incentive information, financing options and fuel economy, thereby allowing consumers to choose their future vehicles based on the automobile characteristics that are most important to them.

Price

Approximately 61% of car shoppers cite pricing as the most useful content from third-party websites. Considering a vehicle is the second largest purchase most consumers will make in their lifetime, consumers want to know whether they are getting a fair deal. Our Price Comparison Graphs provide context around the price of a new or used vehicle and educate shoppers on how factors such as trim, mileage and certification impact the price of a vehicle in their market. Our price badges take this one step further by featuring badge icons on the inventory pages to help provide more context behind why a vehicle is priced the way it is. Badging leverages machine learning to assess the closest comparable vehicle and considers vehicle features either in high-demand for the region or those that impact the price beyond year, make, model and trim.

Place

Almost all of our shoppers (approximately 94%) have not yet decided on a dealer. We create meaningful connections between buyers and sellers. We offer millions of dealer reviews for consumers to select the best dealership to do business with based on their preferred experience.

Person

The two most crucial people in the automotive purchase decision are the shopper and the salesperson. People buy from people. Even as consumers have access to more digital research tools, the final decision about buying and servicing a car still comes down to a shopper’s interaction with a person. As the purchase decision becomes more complicated, this personal interaction is more essential than ever. Each year, car manufacturers launch more than a thousand make, model and trim combinations. These factors help explain why car buyers would prefer to select their salesperson before walking into the dealership. These person-to-person interactions are so critical to the purchase decision that our VDPs were recently updated to include Salesperson Connect, a feature that showcases salespeople profiles which are populated from the DealerRater network. Through Salesperson Connect, we have now made it possible for shoppers to select and connect with salespeople directly through our marketplace before they walk onto a car dealership sales lot. As a result, shoppers enjoy a more personalized experience with the dealership and dealers are better connected with in-market shoppers who are motivated to buy.

Advertiser Services

Our network of approximately 20,000 dealerships produce listings of approximately 4.9 million vehicles across the Cars.com sites and mobile applications. Our brand and products offer dealerships access to more than 33 million monthly visits from consumers who are looking to buy, sell or service a vehicle. Our integrated consumer product offerings on the Cars.com sites and mobile applications target not only car buyers, but also car sellers and car owners. Through these product offerings, dealers can advertise both their inventory of new and used vehicles, as well as their service departments, while gaining access to an audience of motivated consumers looking for a convenient way to sell a car.

Dealerships.

We offer a monthly online subscription enabling dealers to showcase their new and used vehicle inventory to in-market shoppers. Vehicles for sale are highlighted with multiple photos, videos and vehicle specifications and consumers are but a few clicks away from contacting a dealer and moving further into the car buying process. To enhance their vehicle listings, dealers can purchase premium advertising that can be uniquely tailored to an individual dealer’s current needs. For example, Event Positions promote dealership events to all car shoppers in each market during a specific time frame. Our recently developed Lot Insights tool uses innovative geo-fencing to measure the influence that we have in connecting local in-market car shoppers to local dealers by tracking our mobile users on or near a dealer’s lot.

Through our August 2016 acquisition of DealerRater, we expanded our dealer offerings to include DealerRater Connections and Salesperson Connect, which help connect in-market shoppers directly to dealership salespeople before visiting the dealer lot. This product creates a more personalized car shopping experience for consumers and provides shoppers with access to information critical to making a buying decision across the 4P's: Product, Price, Place and Person. Currently, Cars.com is the only third-party automotive site with the differentiated fourth “P” around human connections.

The February 2018 acquisitions of DI and LDM will expand our dealer offerings to include the following sophisticated solutions:

•

Conversations™: a powerful messaging platform with Artificial Intelligence that creates a centralized hub for dealers to communicate with customers, improve quality and length of response time and decrease operating costs.

•

Online Shopper: an end-to-end digital retailing solution, empowering shoppers to compare a wide range of financial considerations as they complete their purchase. Integrated with Conversations™, dealers can guide shoppers through the transaction, instantly collaborate on terms and video chat for live, personalized vehicle tours.

•

Fuel: an inventory advertising program that dynamically creates customized ads and keyword lists based on real-time inventory data and logic. This program includes predictive shopper intent, maximizing dollars on what shoppers are most likely to buy.

•

Website platforms that are custom-designed and flexible, supporting highly-personalized digital campaigns and built with intelligent technology that is easy to customize and self-manage and supported with preeminent customer service.

•	Customized digital marketing and customer acquisition solutions.

Manufacturers

Given that the audience accessing the Cars.com websites and mobile applications are currently in the market for a new or used vehicle, OEMs are offered valuable access to a targeted audience of in-market car shoppers when they purchase display advertising. Our wide consumer reach allows it to successfully compete for and realize a market-leading share of the digital marketing spend of these OEMs. In addition to display advertising, we provide OEMs with consumer insights, data driven solutions and certified pre-owned marketing programs, which we believe are critical components of OEM digital marketing strategies.

Our Strategies

Our strategy is to be the clear market leader in the third-party automotive category by helping both consumers and advertisers win.

For consumers, we will continue to focus on providing depth in each area of the 4P’s of Automotive Marketing™ while bringing the human touch back to an industry that has become overly cold and transactional. In doing so, we will differentiate ourselves as a two-sided digital platform that ignites and fosters the emotional connection associated with one of life’s biggest purchases (a car). With our trusted database of expert and user reviews, the strength of our data and research and the addition of new features such as Salesperson Connect™ and Price Badging, we are in a unique position to ensure consumers make the best automotive decisions for their needs. We will continue to optimize our intelligent search engine while building a curated and customized shopping experience for our users to ultimately transition from aggregator to navigator to matchmaker. In delivering personalization and further depth in each area of the 4P’s of Automotive Marketing™ while fueling an emotional connection between consumers and dealers, we will be the leader in consumer audience. We maintain an unwavering commitment to giving consumers unrestricted access to as much useful information as possible.

With our large, high-quality audience coupled with an increased commitment to our range of products and services that create deeper connections between local dealers and manufacturers and consumers, we will remain the trusted platform of choice for digital automotive media spend.

Key elements of our strategy are as follows:

Leverage the conversion of our affiliate markets to direct sales teams. We will continue to convert our affiliate markets from wholesale revenue to retail revenue. In the seven months since we became a publicly-traded company, we have announced the conversion of approximately 60% of the wholesale revenue generated in the affiliate markets to our direct sales teams. The affiliates are the previous owners of Cars.com and have the exclusive right to sell and price Cars.com’s products and services in certain local territories, paying Cars.com a wholesale rate for each Cars.com product sold. In these markets, the affiliates maintain the relationship with the dealer customers. After these markets convert to the direct sales channels, we believe our revenue and profitability will increase.

Leverage competitive strengths to provide targeted, integrated solutions to advertisers. Dealers and advertisers are seeking to reach their audience in an increasingly competitive market landscape and are trying to influence attitudes and behavior at each step of the car purchasing process. These dealers and advertisers operate on a hyper-local level that we believe has not been a priority for other technology companies, and we believe that this environment presents an attractive opportunity to use our key capabilities to provide critical solutions to the most pressing challenges these dealers and advertisers face. We intend to leverage our many competitive advantages, including our innovative digital advertising products and brand recognition as a trusted, unbiased third-party research platform, to create tailored media and marketing plans that efficiently target in-market consumers, drive dealership car buyer traffic and reinforce advertisers’ message and digital presence. We are a highly attractive advertising and marketing resource due to our offering of thoughtfully-crafted digital strategies that meet the unique needs of automobile industry marketers and advertisers. These unique product offerings allow seller customers and advertising partners of varying size and geographic reach to optimize the benefits of their marketing spend, which enables us to access a large universe of potential automotive advertising and marketing partners. Our localized advertising capabilities, longstanding customer relationships, highly talented on-the-ground team of approximately 450 digital marketing consultants and comprehensive promotional capabilities are all competitive advantages that we expect to use to sell integrated advertising and marketing solutions that meet the changing needs of our seller customers. We believe that creating new digital solutions for advertisers across the automobile industry on both a local and national basis will continue to put us in an excellent position to take advantage of the many opportunities resulting from the rapid pace of technological change in the industry.

Advertising effectiveness and delivering value to dealers. We believe that the digital automotive marketplace will continue to evolve as consumer shopping and buying behaviors change. Currently, many dealer advertisers measure our value through traditional leads, which are connections from consumers to dealers that come in the form of phone calls, emails and text messages. We believe, and our research supports, that other interactions, particularly by consumers on mobile devices, also deliver willing buyers to dealer lots and influence purchases. These mobile interactions, such as vehicle and dealer research and discovery, deliver substantial additional value to dealers and advertisers but are not captured in lead measurement. Our innovation in the development and launch of Lot Insights and geo-fencing technology has demonstrated that consumers interact with dealers and make vehicle purchases based on their use of our product and service suite. We believe that over time, dealers and advertisers will recognize the changes in consumer behavior and will also evolve in the way that they measure the value that we deliver. As the measurement of the effectiveness of automotive digital marketing spend evolves, and as we continue to introduce new products that can incrementally influence buyers of vehicles to proceed directly to dealers’ lots without ever generating a lead, we believe that dealer-advertisers will continue to increase their digital marketing spend.

Increase mobile solutions to further drive car buyer traffic. We believe that on-the-go mobile device car buying research and comparison applications have been playing and will continue to play an increasingly important role in the digital automotive marketplace industry. We have seized the opportunities presented by this trend. Approximately 59% of our shoppers visited the Cars.com sites from mobile devices in 2017. Our user-friendly mobile applications provide in-market car shoppers with real-time, credible research and price comparison tools while they are on the lot and actively engaged in the car buying process. Our ability to reach this highly targeted audience benefits our seller customers and advertising partners by providing targeted, localized access to highly-motivated potential customers. Currently, we provide our mobile applications to dealers as part of our core digital advertising package. We do not currently charge for these applications separately but rather provide them as a way to enhance our core advertising package.

Advertiser growth through market penetration and premium service offerings. Despite a trend toward consolidation among car dealers, we believe we have opportunities to expand the number of dealers we partner with and to grow their advertising spend with additional products that strengthen connections between consumers and dealers and further capture OEMs’ advertising spend as they shift advertising dollars online. We aim to increase and enhance connections between buyers and sellers by continuing to improve the user experience and providing consumers with additional information about specific dealers through DealerRater. Further, we believe that dealer consolidation will result in major dealer chains having more resources to focus on measuring marketing effectiveness. We intend to take advantage of this trend by continuing to introduce new products, such as Lot Insights, that improve dealers’ ability to measure the impact of their advertising spend on the Cars.com sites. By increasing connections that improve the return on advertising spend and demonstrating this value to advertisers, we believe we can increase the number of dealers in our network and capture additional revenue from our existing dealers through product enhancements and premium service offerings.

Supplement organic growth with selective inorganic growth. We believe we are well-positioned to pursue value-enhancing investments and acquisitions in the increasingly competitive digital automotive marketplace industry. We are both opportunistic and disciplined in our acquisition strategy. Our inorganic focus includes areas such as expanding dealer solutions to offer through our sales network, consumer audience acquisition, and extending our mobile leadership.

Our Strengths

We believe we enjoy the benefits of several unique talents and assets, many of which have helped us to develop into an established industry leader. The following strengths support our business strategies:

Leading, branded digital automotive marketplace. Our brand is synonymous with car shopping and has a reputation for quality and reliability for car buyers and sellers based on our credible, unbiased editorial content and user-generated reviews. Approximately 85% of the traffic to Cars.com comes to us directly through branded channels – direct to site, search engine optimization (“SEO”), our mobile site and our app. The remaining traffic comes to us from paid sources. During 2017, we averaged more than 33 million consumer visits each month, and according to data provided by Millward Brown in December 2017, we had the #1 brand awareness position in the industry among online-focused brands in our category.

Expansive footprint in consumer markets.  Cars.com is a leading marketplace connecting consumers and advertising partners across the United States. At any given time, we host approximately 4.9 million vehicle listings and serve over 20,000 car dealers in all 50 states. Cars.com’s vast footprint increases the available reach for advertisers and makes our services attractive to automotive manufacturers and dealership networks seeking digital platforms for impactful campaigns. During 2017, we captured 400 million consumer visits to our sites.

Mobile leadership.  Consumers are increasingly using their mobile devices for all of their shopping needs. For Cars.com, our mobile leadership has resulted in almost 60% of our traffic coming through our mobile site, tablet and app. The Cars.com app is rated #1 for both iOS and Android devices and our active app users are the highest in the competitive set. From a dealer perspective, we are able to capture consumers engaging with our marketplace while physically on or near a dealer site with our On the Lot patented technology.

Product and technology innovation. In 2017, we adopted a lean agile development cycle, enabling more than 100 consumer site experiences in a month compared with less than that in a full year in prior years. Our commitment to innovative digital products and marketing solutions is illustrated through a multitude of enhancements during 2017. For example, we improved our search engine to make it simpler and smoother for users to find the right car; we completed our best match sorting that delivers search recommendations customized for each specific user; we launched Salesperson Connect™, a differentiated feature that allows shoppers to connect directly with their salesperson of choice for a more personalized shopping and buying experience; and we expanded our price transparency tools including price badging that uses vehicle-specific market demand to indicate whether a car is a “Great Deal,” “Good Deal,” “Fair Price” or “Well-Equipped.”

Knowledgeable, dedicated and in-market sales force. A significant part of our value is our partnership with the automotive industry. We have one of the best locally-entrenched sales forces who provide our customers with real time insights and business intelligence to increase their sales and efficiency. Working side by side with our advertiser customers, our approximate 450 person sales network includes approximately 400 sales specialists in market.

Trusted, unbiased content.  Through a combination of expert editorial content and user generated review content, we believe we offer a distinct competitive advantage. Our in-house editorial research staff provides approximately 100 expert reviews on new model releases each year. These award-winning journalists are steeped in automotive expertise and are regularly featured in leading industry publications, trade journals and daily newspapers, as well as on television. We believe that through videos, vehicle demonstrations and written insights, the staff’s unique editorial voice speaks to the needs of mainstream car shoppers, attracting additional traffic to and enhanced engagement with the Cars.com sites. In addition, we have more than 6 million consumer reviews – capturing consumer sentiment which informs other consumers.

Attractive financial model at scale. We believe we have historically delivered strong results as measured by revenue, profitability, cash flow and capital efficiency. Our subscription model results in revenue that is recurring among a diversified customer base. In 2017, our operating cash flow totaled $186 million. We have industry leading profitability when comparing us to publicly traded competitors in the category.

Proven management team. Our management team is led by Alex Vetter, President and Chief Executive Officer. As one of the founding members of Cars.com, Vetter has helped shape the Company from its initial concept into a leading digital automotive marketplace. And the broad experiences of our team foster an environment of collaboration and innovation.

Competition

Our business is highly competitive. We face significant competition for a share of car dealers’ overall marketing budget from companies that provide listings, information, lead generation and car-buying services designed to reach consumers and enable dealers to reach consumers. Our competitors offer various products and services that compete with Cars.com. Some of these products include:

•

Internet search engines and online automotive sites such as Amazon, Facebook, Craig’s list, Google, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, Autobytel.com, CarGurus.com, Carfax.com, NADAGuides.com and TrueCar.com.

•	Sites operated by automobile manufacturers.
•	Providers of offline, membership-based car-buying services.
•	Offline automotive classified listings, such as trade periodicals and local newspapers.

To the extent that car dealers view alternative marketing and media strategies to be superior, we may not be able to maintain or grow the number of dealers in our network and such dealers may sell fewer cars to users of our platform. In addition, new competitors may enter the online automotive retail industry with competing products and services.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. We have also filed patent applications in the U.S. and foreign countries covering certain of our technology, and acquired patent assets to supplement our portfolio.

Regulatory Matters

Various aspects of our business are or may be subject to U.S. federal and state regulation. In particular, the advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, the dealers from which we derive a significant portion of our revenues do sell them. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business model.

To operate in this highly regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance or the regulatory compliance of our dealer customers could be challenged. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

Employees

As of December 31, 2017, we had approximately 1,100 full-time employees. We also engage consultants to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

We file periodic reports (Forms 10-Q and 10-K) and current reports (Form 8-K) and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Our filings are also available to the public on, or accessible through, our website for free via the “Investor Relations” section at http://investor.cars.com as soon as reasonably practicable after they are filed electronically with the SEC. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this report. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

The following risk factors should be read carefully when evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, results of operations, financial condition and the actual outcome of matters as to which forward-looking statements are made. The risks and uncertainties described in this report are not the only ones we face. Others, which are not currently known to us or that we believe are immaterial, also may adversely affect our business, operating results, and financial condition.

Risks Related to Our Business

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Though our current customer bases, revenue sources and operations are substantially limited to the United States, our business may be negatively affected by challenges to the larger automotive ecosystem and other macroeconomic issues.

We participate in a highly competitive market, and pressure from existing and new companies may materially and adversely affect our business, results of operations and financial condition.

We face significant competition from companies that provide listings, information, lead generation and car-buying services designed to reach consumers and enable dealers to reach these consumers.

Our competitors offer various products and services that compete with Cars.com. Some of these products include:

•

Internet search engines and online automotive sites such as Amazon, Facebook, Craig’s list, Google, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, Autobytel.com, CarGurus.com, Carfax.com, NADAGuides.com and TrueCar.com.

•	Sites operated by automobile manufacturers such as General Motors and Ford.
•	Providers of offline, membership-based car-buying services such as the Costco Auto Program.
•	Offline automotive classified listings, such as trade periodicals and local newspapers.

We compete with many of the above-mentioned companies and other companies for a share of car dealers’ overall marketing budget. To the extent that car dealers view alternative marketing and media strategies to be superior, we may not be able to maintain or grow the number of dealers in our network and such dealers may sell fewer cars to users of our platform. In addition, new competitors may enter the online automotive retail industry with competing products and services.

Our competitors could significantly impede our ability to expand our network of dealers and to reach consumers. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease prices for our solutions to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue may be reduced and our operating results may be negatively affected.

Some of our larger competitors may be better able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. In addition, to the extent that any of our competitors have existing relationships with dealers or automobile manufacturers for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to partner or continue to partner with us.

In addition, if any of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially and adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

If we fail to maintain or increase our base of subscribing dealers that purchase listings on our sites or to increase our revenue from subscribing dealers, our business, results of operations and financial condition would be materially and adversely affected.

In each of 2017, 2016 and 2015, approximately 80% of our revenue was generated by the sale of paid listings to dealers on the Cars.com sites. Our dealer listing revenue model employs a base package subscription fee with the opportunity for providers to purchase product enhancements or short-term premium services. The higher-priced product enhancements and short-term premium services offer more prominent placements and more features than the listings included in the standard packages, such as geographically targeted advertising to promote special events or sales. Our ability to increase revenue from currently subscribing dealers depends, in part, on the ability of our sales force to demonstrate the value and benefits of the additional features of our product enhancements and short-term premium services to our subscribing dealers and to persuade them to purchase the higher-priced enhancements and services. Subscribing dealers do not have long-term obligations to purchase or renew listing subscriptions on the Cars.com sites or mobile applications or product enhancements and premium services. Consequently, if subscribing dealers do not renew their subscriptions, continue to list their vehicles or continue to purchase product enhancements and premium services, or if we experience significant attrition of subscribing dealers or are unable to attract new dealers in numbers greater than the number of subscribing dealers that we lose, our revenue will decrease and our business, results of operations and financial condition may be materially and adversely affected.

We compete with other consumer automotive websites and mobile applications and other digital content providers for share of automotive-related digital advertising spending and may be unable to maintain or grow our base of third-party advertising customers or increase our revenue from existing third-party advertisers.

In addition to revenue from dealer listing subscriptions, we generate significant revenue from third-party national advertising. In 2017, 2016 and 2015, 18%, 18% and 17%, respectively, of our revenue was generated by the sale of national advertising and the sale of leads to OEMs. Although the shift in advertising spending away from traditional advertising methods to digital advertising methods provides greater opportunity for us, competition to capture share of the total digital automotive advertising spend has and may continue to increase due to the attractive projected growth of digital automotive advertising spend and low barriers to entry in the online automotive classifieds and related digital automotive advertising markets.

We may face significant challenges in convincing our advertising customers, including brand advertisers and OEMs, to expand their advertising on our sites and mobile applications in the face of growing competition, which could hurt our ability to grow our third-party advertising revenue. For example, there are a limited number of OEMs, most of which already advertise on our sites. To grow our advertising revenue from these OEMs, we may need to increase the portion of OEMs’ digital advertising budgets that we currently receive. If the rate of renewal for our advertising customers decreases, we experience a significant decrease in advertising spending, the number of advertising impressions on our sites or mobile applications declines for any reason, we are unable to attract new advertisers in numbers greater than the number of advertisers we lose or we are not able to raise rates or to increase our share of advertising revenue from dealers and other advertisers, our revenue will decrease and our business, results of operations and financial condition may be materially and adversely affected.

We rely on third-party service providers for many aspects of our business, including automobile pricing and other data, and any failure to maintain these relationships could harm our business.

Our business relies on the collection, use and analysis of third-party data for the benefit of our car buying consumers, dealer customers and advertisers. We use information about automobiles, ownership history and pricing from third parties, including OEMs, dealers and others, in various aspects of our business. In addition, our ability to grow our user base depends, in part, on the availability and quality of data relating to potential users of our platform. If the third parties on which we depend are unable to provide data, experience difficulty meeting our requirements or standards, or revoke or fail to renew our licenses for such data, we could have difficulty operating key aspects of our business. In addition, if these third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption or increase their fees, or if our relationship with these providers were to deteriorate, we could suffer increased costs and delays in our ability to provide our products to consumers and dealer customers until an equivalent provider could be found or until we develop replacement technology or operations. We attempt to mitigate this risk by signing long-term contracts with data vendors, but such contracts do not guarantee that we will continue to receive the high-quality data on which our business relies.

We rely on in-house content creation and development to drive traffic to the Cars.com sites and mobile applications.

We rely on our in-house editorial content team to continually develop content of use and interest to consumers in order to drive traffic to the Cars.com sites and mobile applications. Our editorial content team tests, reviews and photographs more than 100 different car makes and models every year to facilitate our creation of independent and unbiased coverage of the automotive landscape. Our internally developed content focuses primarily on consumer purchasing and ownership advice and analysis of consumer automotive purchasing and ownership trends. If we are unable to continue to develop such content, we may be required to rely on third-party content providers, which would lead to less distinctive content on our sites and increased operating costs. Additionally, if we are unable to continue providing the same level of high-quality, unique consumer content as we do currently, consumer traffic across the Cars.com sites and mobile applications could decrease. Such a decrease would lead to dealers receiving fewer indications of consumer interest through leads generated by the Cars.com sites and mobile applications, and recognizing less value for their digital advertising spend. As a result, dealers may not continue to list their vehicles on the Cars.com sites and mobile applications. Similarly, decreased traffic due to a failure to continue developing unique content in-house may cause national advertisers such as OEMs to shift their digital advertising spend to sites with higher traffic. Any of the foregoing could materially and adversely affect Cars.com’s business, results of operations and financial condition.

We rely in part on Internet search engines and “mobile application download stores” to drive traffic to the Cars.com sites and mobile applications. If the Cars.com sites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com sites and mobile applications would decline and our business would be materially and adversely affected.

We depend, in part, on Internet search engines such as Google, Bing and Yahoo! to drive traffic to the Cars.com sites. For example, when a user types the make and model of a specific automobile or a generic phrase, such as “automobile prices,” into an Internet search engine, we rely on a high organic search ranking of the Cars.com sites in these search results to drive user traffic. However, our ability to maintain these high, nonpaid search result rankings is not fully within our control. For example, our competitors’ SEO efforts may result in their websites receiving a higher search result page ranking than that of us, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. In addition, Internet search engines could provide automobile dealer and pricing information directly in search results or choose to align with our competitors or develop competing services. The Cars.com sites have experienced fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

Additionally, we depend in part on mobile application download stores such as the Apple App Store and Google Play to direct traffic towards the Cars.com’s mobile applications. When a mobile device user searches in a mobile application download store for “car buying app” or a similar phrase, we rely on both a high search ranking and consumer brand awareness to drive consumers to select and download the Cars.com mobile applications instead of those of our competitors. However, our ability to maintain high, nonpaid search result rankings in mobile application download stores is not fully within our control. Our competitors’ mobile application download store search optimization efforts may result in their mobile applications receiving a higher result ranking than that of Cars.com, or mobile application download stores could revise their methodologies in a way that would adversely affect our search result rankings.

If Internet search engines or mobile application download stores modify their search algorithms in ways that negatively impact traffic to the Cars.com sites or Cars.com mobile apps, or if the search engine or mobile application download store optimization efforts of our competitors are more successful than our own efforts, overall growth in our user base could slow or the user base could decline.

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately.

Our information technology systems are critically important to operating our business efficiently and effectively. Our brand, reputation and ability to attract consumers and advertisers depend on the reliability of our technology platforms and the ability to continuously deliver content. Interruptions in our information technology systems, whether due to system failures, computer viruses, physical or electronic break-ins, capacity constraints, power outages, local or widespread internet outages, telecommunications breakdowns or other uncontrollable events, could affect the security or availability of products on our sites or our mobile applications or prevent or inhibit the ability of consumers to access our products. The failure of our information technology systems to perform as anticipated could disrupt our business and result in transaction errors, processing inefficiencies, decreased use of our sites or mobile applications and loss of sales and customers.

We rely on technology systems’ availability and ability to prevent unauthorized access. If our security and resiliency measures fail to prevent all incidents, it could result in damage to our reputation, incur costs and create liabilities.

Like other technology-based businesses, our solutions may be subject to attacks from computer viruses, break-ins, phishing attacks, unauthorized use, attempts to overload services with denial-of-service and other attacks. Any attack or disruption could negatively impact our ability to attract new consumers, dealers or advertisers and could deter current consumers, dealers or advertisers from using our solutions, or subject us to lawsuits, regulatory fines or other action or liability.

•

Availability: We rely on technology systems’ availability to deliver services to consumers, dealers, employees, partners and affiliates. If we experience a disruption that results in performance or availability degradation, up to and including the complete shutdown of our sites or mobile applications, revenue could be impacted, consumers. Dealers or advertisers may lose trust and confidence in us, decrease their use of our solutions or stop using our solutions entirely.

•

Data Protection (Consumers/Dealers): We collect, process, store, share, disclose and use limited personal information and other data provided by consumers and dealers, sometimes including names, addresses and in connection with Lot Insights, certain location information used in geo-fencing. We do not collect or store consumer financial data, including credit and debit card information.

Failure to protect customer data or to provide customers with appropriate notice of our privacy practices, could subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation or other consumer privacy-related requirements.

•

Data Protection (Internal): We develop, create and acquire internal information that may be considered sensitive or valuable intellectual property in the normal operations of human resources, finance, legal, marketing, software development, product management, mergers & acquisitions and other business functions. Failure to protect sensitive internal information or intellectual property may result in loss of competitive advantage, reputation damage, direct and indirect costs and other liabilities. Failure to protect material financial information including financial performance and merger and acquisition data could also subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts.

We rely on, among other security measures, firewalls, anti-malware, intrusion prevention systems, distributed denial of service mitigation services, web content filtering, encryption and authentication technology licensed from third parties. We also depend on the security of our networks and partially on the security of our third-party service providers.

Although we believe that our resiliency planning and security controls are appropriate to our exposures to system outages, service interruptions, security incidents and breaches, there is no guarantee that these plans and controls will prevent all such incidents. Techniques used to disable or degrade service or gain unauthorized access to systems or data change frequently and may not be recognized until damage is detected. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach.

Our business depends on a strong Cars.com brand, and any failure to maintain, protect and enhance our brand could hurt our ability to retain or expand our base of consumers, customers and advertisers, and our ability to increase the frequency with which consumers, dealers and advertisers use our services.

We believe that maintaining and increasing the strong recognition of the Cars.com brand is critical to the company’s future success. We are known for attracting a large base of in-market car shoppers by offering credible and easy-to-understand information from consumers and experts and an unrivaled set of new and used vehicle listings for consumers to view. In addition, OEMs, dealers and other advertisers rely on our innovative digital marketing services to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brand. Otherwise, we may be unable to expand our base of consumers, customers and advertisers, or to increase the frequency with which such constituents use or purchase our services. Expanding the business will depend, in part, on our ability to maintain the trust that consumers, customer and advertisers place in our services and the quality and integrity of the listings and other content found on the Cars.com sites and mobile applications. In addition, any negative publicity about us, including about our solutions, technologies, sales practices, personnel or customer service, could diminish confidence in and the use of our services. If we experience persistent negative publicity, or if consumers otherwise perceive that content on the Cars.com sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

We cannot assure you that we will be able to continue to successfully develop and launch new products or grow our complementary product offerings.

Our future success will depend, in part, upon our ability to continue to enhance and improve the value of our products and services through the development of new products and services and new value-add features for existing products and services, as well as our ability to leverage our brand recognition and existing operations to enter into new complementary markets successfully. Historically, we have been successful in increasing revenue through the launch of new products, services and value-add features and in entering complementary markets through the launch of new products and services. However, such historical success does not assure that we will continue to be successful in developing or introducing new products, services and value-add features, or that these new products, services and features will achieve market acceptance, enhance the value of our brand or permit us to enter new, complementary markets successfully. Further, the development of new products and services in response to evolving customer demands and competitive pressures requires significant time and resources and there can be no assurance that our development efforts will be effective in permitting us to maintain or grow our market share or to enter new markets in a cost-effective manner, or at all.

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease.

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, including mobile Internet applications, and the emergence of new industry standards and practices that could render our existing sites, mobile applications and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations and financial condition may be materially and adversely affected.

If we do not adapt to automated buying strategies quickly, our display advertising revenue could be adversely affected.

The majority of the display advertising purchased by our national, regional and near endemic advertisers (i.e. insurance advertisers, finance advertisers) is still done manually, via insertion orders. Recently however, advertisers of all kinds have been shifting from buying media directly with premium publishers like us to buying their target audiences via the ad exchanges across the broader Internet. While we have grown our programmatic revenue and are developing new, programmatic ad products and are redesigning our ad delivery technology stack, we may not adapt fast enough and may lose display advertising revenue as a result. Due to the concentrated number of national advertisers, our National Advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes, and financial results of our clients. These changes may occur independent of the products and value we are providing to those advertisers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and cookies collected to serve ads.

If our mobile applications do not continue to meet consumer demands or we are unable to successfully monetize our mobile advertising solutions, our business, results of operations and financial condition may be materially and adversely affected.

Our future success will depend, in part, on our ability to keep pace with consumer technology trends and to ensure we grow our share of the mobile application market so that total advertising impressions across our sites and mobile applications continue to increase. Among other things, we may not be able to successfully introduce new products and services on our mobile application platforms, consumers and dealers may believe that the mobile applications and product features of our competitors are superior, and our mobile applications could become incompatible with future operating systems for mobile devices or new mobile device technology. Additionally, in the event that consumer trends lead to market demand for separate digital advertising pricing models as between our sites and mobile applications, the monetization of mobile advertising could present challenges to our business due to, among other things, lower rates, decreased consumer attention and display advertising design constraints on mobile applications. If use of our mobile applications stagnates or declines, we are not able to successfully monetize mobile application advertising or we cannot adapt our products and services to another form of data viewing, whether on new mobile devices or otherwise, in a timely and cost-effective manner or at all, our business, results of operations and financial condition could be materially and adversely affected. In addition, our growth prospects could be materially and adversely affected.

Dealer closures or consolidation among dealers or OEMs could reduce demand for, and the pricing of, our marketing solutions and advertising on our sites and mobile applications, thereby leading to decreased earnings.

When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity than before, leading to volume compression and loss of revenue across the automotive marketplace sector. In the past, dealers have been more likely to close or consolidate when general economic conditions and/or conditions in the automotive industry are poor. Despite our market position, consolidation or closures of automobile dealers could reduce the aggregate demand for our services in the future and limit the amounts we earn for our solutions. In addition, advertising purchased by OEMs accounts for a meaningful portion of our revenues. There are a limited number of OEMs, and financial difficulties or consolidation among OEMs could similarly lead to volume compression and loss of revenue.

If growth in the online and mobile automotive advertising market stagnates or declines, our business, results of operations and financial condition could be materially and adversely affected.

We believe that future growth in the online and mobile automotive advertising market will be driven, in part, by dealers and brand advertisers increasingly shifting their advertising spending away from traditional media such as newspapers, radio and television, and toward online and mobile advertising. To the extent that overall automotive related advertising does not continue to shift online or to mobile applications, our business, results of operations and financial condition could be materially and adversely affected.

Our ability to generate wholesale advertising revenues depends, in part, on the performance of third parties who sell our solutions pursuant to affiliation agreements.

In connection with TEGNA’s October 2014 acquisition of the 73% of Classified Ventures, LLC that it did not already own, we entered into new affiliation agreements with a group of media organizations that formerly owned Classified Ventures, LLC. In addition, in connection with TEGNA’s June 2015 spin-off of its publishing business as a standalone public company, now operating under the name Gannett Co., Inc., we entered into a new affiliation agreement with Gannett Co., Inc. and its newspaper subsidiaries. Pursuant to these affiliation agreements, all of which expire in either 2019 or 2020, we sell advertising packages and dealer solutions at wholesale rates to these counterparties, who have the exclusive right to market our products in their relevant territories. We do not have control over these counterparties, and any deterioration of the business prospects of or underperformance by these counterparties may reduce the revenues that we earn through wholesale channels. Though the affiliation agreements provide us with certain rights to terminate an exclusivity arrangement in a specific market upon a counterparty’s failure to meet minimum performance standards, these rights are only available after prolonged cure periods. While we have terminated certain of these affiliate agreements ahead of schedule, underperforming counterparties may limit our ability to generate revenue in the covered territories for extended periods of time, or, if such underperformance is not sufficient to permit termination of the applicable affiliation agreement, until such agreement’s expiration in 2019 or 2020.

Uncertainty exists in the application of various laws and regulations to our business, including tax laws such as the Tax Cuts and Jobs Act. New laws or regulations applicable to our business, or the expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing requirements, claims, judgments and remedies, including sales and use taxes, other monetary liabilities and limitations on our business practices, and could increase administrative costs.

We operate in a regulatory climate in which there is uncertainty as to the applicability of various laws and regulations to our business. Our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations or actions or rulings by judicial or regulatory authorities. Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. Similarly, state tax authorities could take aggressive positions as to whether certain of our products are subject to sales and use taxes, leading to increased tax expense. These additional expenditures may materially and adversely affect our future results of operations, whether directly through increasing future overhead or indirectly by forcing us to pass on these additional costs to our customers, making our solutions less competitive. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on Internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations and financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

We may be considered to “operate” or “do business” in states where our customers conduct their businesses, resulting in possible regulatory action. If any state licensing laws were determined to be applicable to us, and if we are required to be licensed and are unable to do so, or are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states. If any state’s regulatory requirements impose state-specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine such program’s attractiveness to consumers, customers or advertisers. Alternatively, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state.

All states comprehensively regulate vehicle sales and lease transactions, including strict licensure requirements for dealers (and, in some states, brokers) and vehicle advertising. We believe that most of these laws and regulations specifically apply only to traditional vehicle purchase and lease transactions, not Internet-based lead referral programs like ours. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain the required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not introduce particular marketing services programs in that state. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.

Strategic acquisitions, investments and partnerships could pose various risks, increase our leverage, dilute existing stockholders and significantly impact our ability to expand our overall profitability.

Acquisitions involve inherent risks, such as potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material and adverse effect on our results of operations and/or cash flow and could strain our human resources. We may be unable to successfully implement effective cost controls or achieve expected synergies as a result of an acquisition. Acquisitions may result in our assumption of unexpected liabilities and the diversion of management’s attention from the operation of our core business. Acquisitions may also result in our having greater exposure to the industry risks of the businesses underlying the acquisition. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties that could lead to disruption of investee or partnership activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity. Acquisitions may subject us to new or different regulations or tax consequences which could have an adverse effect on our operations.

In addition, we may be unable to obtain the financing necessary to complete acquisitions on attractive terms or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Future equity financings would also decrease our earnings per share and the benefits derived from such new ventures or acquisitions might not outweigh or exceed their dilutive effect. Any additional debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities.

The value of our existing intangible assets may become impaired, depending upon future operating results.

Our goodwill and other intangible assets were approximately $2.3 billion as of December 31, 2017, representing approximately 92% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Adverse results from litigation or governmental investigations could impact our business practices and operating results.

We face potential liability and expense for legal claims relating to the information that we publish on our sites and mobile applications, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. We may be subject to claims based on our advertising of our business. Although we have not historically been the subject of any such claims that were material, any such claims that we face in the future could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or is compelled to remove valuable content from our sites or mobile applications, our platforms may become less useful to consumers and our traffic may decline.

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our business, results of operations and financial condition.

Litigation regarding intellectual property rights is common in the Internet and technology industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Our ability to compete depends upon our proprietary systems and technology. While we rely on intellectual property laws, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and may be expensive. We can provide no assurance that the steps we take will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, such litigation, even if successful, could result in substantial costs and diversion of resources and management attention. We also cannot provide any assurance that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If unsuccessful, we may be subject to preliminary and permanent injunctive relief and monetary damages, which may be trebled in the case of willful infringements.

If we expand into new geographic markets, we may be prevented from using our brands in such markets.

If we expand our business into foreign geographic markets, we may not have the ability to adopt trademarks or domain names that are identical or similar to the trademarks and domain names that we use in the United States. Currently, our trademark property rights are limited to the United States. We may face opposition from third parties over the use of our trademarks and applications to register key trademarks in foreign jurisdictions in which we may expand our presence. Third parties may have already adopted identical or similar trademarks to the ones that we use for our services. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. We could be forced to pay significant settlement costs or cease the use of our trademarks and associated elements of our brands in those or other jurisdictions. Consequently, international expansion may require us to adopt and promote new trademarks, which may be expensive and place us at a competitive disadvantage.

Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.

Our success depends, in part, upon the continuing contributions of key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled personnel. The loss of the services of any of our key employees or the failure to attract or replace qualified personnel may have a material and adverse effect on our business.

Seasonality may cause fluctuations in our revenue and operating results.

Our revenue trends are a reflection of growth in our dealer base throughout the year as new customers purchase subscription advertising packages and existing customers purchase additional product enhancements. Rate increases for retail customers occur throughout the year, whereas in the wholesale channel, rates generally only change annually, on the first day of the calendar year. Our display advertising business, targeted to OEMs, experiences some seasonality as a result of consumers’ car buying patterns and the introduction of new vehicle models from OEMs. Our revenues and operating results have historically been lowest in the first quarter of the calendar year, and we expect this trend to continue. In addition to these seasonal effects, our revenues and operations may be affected by macroeconomic conditions in the automotive sector.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Certain activist stockholders have made, or have indicated they may make, strategic proposals related to our business, strategy, management or operations, and have requested, or have indicated they may request, changes to the composition of our board of directors. We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing. In the event of a proxy contest, our business could be adversely affected because: responding to a proxy contest can be costly, time-consuming and disruptive, and can divert the attention of our management and employees; if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan and create additional value for our stockholders; perceived uncertainties as to our future direction, including uncertainties related to the composition of our board of directors, may lead to the perception of instability or a change in the direction of our business, which may be exploited by our competitors, cause concern to current or potential customers, result in the loss of potential business opportunities, make it more difficult to attract and retain qualified personnel and/or affect our relationships with vendors, customers and other third parties; and a proxy contest could cause significant fluctuations in the price of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to the Separation and Distribution

We have a limited history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Some of the historical information we have included in this report refers to our business as operated by and integrated with TEGNA. Accordingly, the historical financial information included in this report does not necessarily reflect the financial condition, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, primarily as a result of the factors described below:

•

Prior to the Separation (as defined herein), and since TEGNA’s acquisition of Cars.com in October 2014, we have primarily operated as a stand-alone entity within TEGNA’s broader corporate organization. Our historical financial statements include allocations of certain TEGNA corporate expenses that were historically provided to us by TEGNA. Such expenses primarily include insurance, severance costs and other general corporate overhead expenses, and allocations were based on either the actual costs incurred, or our headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs were approximately $2.5 million, $2.2 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The presentation in the historical and pro forma financial statements may not be indicative of the actual level of expense that would have been incurred had we operated as an independent, publicly-traded company, and accordingly, the financial statements may not necessarily reflect our financial position, results of operations and cash flows had we operated as a publicly-traded company during the periods presented.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have in the past been satisfied as part of TEGNA’s corporate-wide cash management policies.

•	After the completion of the distribution, the cost of capital for our business may be higher than TEGNA’s cost of capital prior to the distribution.

•	Our historical financial information does not reflect the debt that we incurred in connection with the Separation.
•

As a result of the distribution, we are a stand-alone public company that is required to prepare our financial statements according to the rules and regulations promulgated by the SEC. We are also subject to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in each case, as applied to an emerging growth company. Complying with these laws, rules and regulations could result in significant costs compared to our historical financial results and require us to divert substantial resources, including management time, from other activities.

There may be other significant differences in our cost structure, management, financing and business operations as a result of operating as a separate company from TEGNA.

There could be significant liability if the distribution is determined to be a taxable transaction.

In connection with the distribution, TEGNA and we received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended, will be satisfied. The opinion relies on certain facts, assumptions, representations and undertakings from TEGNA and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding the opinion of tax counsel, the IRS could determine on audit that the Separation is a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of TEGNA or our company after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, TEGNA and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

We may be unable to engage in certain corporate transactions after the separation because such transactions could jeopardize the intended tax-free status of the distribution.

Under the tax matters agreement that we entered into with TEGNA, we are restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of all or a portion of our stock or assets, whether by merger or otherwise;
•	merging, consolidating or liquidating;
•	issuing equity securities beyond certain thresholds;
•	repurchasing our capital stock beyond certain thresholds; and
•	ceasing to actively conduct our business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify TEGNA against any such tax liabilities as a result of the acquisition of our stock or assets, even if we did not participate in or otherwise facilitate the acquisition.

We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially and adversely affect our business.

We may be unable to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation was expected to provide the following benefits, among others:

•	a distinct investment identity allowing investors to evaluate the merits, strategy, performance and future prospects of our business separately from TEGNA;
•	improved management “fit and focus”;
•	ability to pursue value-enhancing acquisitions and other growth opportunities;

•	more efficient allocation of capital; and
•

facilitating incentive compensation arrangements for employees that are more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that will facilitate our ability to affect future acquisitions utilizing our common stock.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (a) following the separation, we may be more susceptible to market fluctuations and other adverse events than if it were still a part of TEGNA; and (b) following the separation, our business will be less diversified than TEGNA’s business prior to the separation.

Fulfilling our obligations incidental to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act, will place significant demands on our management, administrative and operational resources, including accounting and information technology resources.

Our financial results previously were included in the consolidated results of TEGNA, and our reporting and control systems were appropriate for those of subsidiaries of a public company. Prior to the distribution, we were not directly subject to reporting and other requirements of the Exchange Act, and Section 404 of the Sarbanes-Oxley Act. As a result of the Separation, we are now subject to such reporting and other requirements. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources.

In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting.

For as long as we are an emerging growth company under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that management’s assessment might not. Undetected material weaknesses in our internal controls could lead to restatements of our financial statements and require us to incur the expense of remediation. We expect to no longer qualify as an emerging growth company in 2018.

Risks Relating to our Debt Agreements

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our debt agreements contain various covenants that limit our flexibility in operating our businesses, including our ability to engage in specified types of transactions and requires that a portion of our cash flow from operations be used to service this debt, which reduces cash flow available for other corporate purposes, including capital expenditures and acquisitions. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things:

•	permit liens on current or future assets
•	enter into certain corporate transactions
•	incur additional indebtedness
•	make certain payments or distributions
•	dispose of certain property
•	prepay or amend the terms of other indebtedness
•	enter into transactions with affiliates

Increases in interest rates could increase interest payable under our variable rate indebtedness.

A significant portion of our outstanding indebtedness includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Risks Relating to our Common Stock

We do not expect to pay any cash dividends for the foreseeable future.

We intend to retain future earnings to finance and grow our business. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends will be made in the sole discretion of our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. This may result from extraordinary cash expenses, actual costs exceeding contemplated costs, funding of capital expenditures or increases in reserves.

Your percentage of ownership in Cars.com may be diluted in the future.

In the future, your percentage ownership in our Company may be diluted because of equity awards that we will be granting to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of some of the exemptions from reporting requirements that are afforded to emerging growth companies including, but not limited to, exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may become more volatile. We may take advantage of these exemptions until we are no longer an emerging growth company.

Certain provisions of our certificate of incorporation, by-laws, tax matters agreement, separation and distribution agreement, employee matters agreement, transition services agreement, and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.

Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•	authorize the issuance of preferred stock that could be used by our board of directors to thwart a takeover attempt;
•	provide vacancies on our board of directors, including vacancies resulting from an enlargement of our Board, may be filled only by a majority vote of directors then in office;
•	place limits on which stockholders may call special meetings of stockholders, and limit the actions that may be taken at such a meeting;
•	prohibit stockholder action by written consent; and
•	Establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.

Under the tax matters agreement entered into at the time of the Separation, we agreed to indemnify our former parent for certain tax related matters, and we may be unable to take certain actions as a result. We are unable to take certain actions because such actions could jeopardize the tax-free status of the distribution. Such restrictions could be significant, in addition, the separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement cover specified indemnification and other matters that may arise after the distribution. The separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement may have the effect of discouraging or preventing an acquisition of us or a disposition of our business.

Our amended and restated certificate of incorporation designates the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

Our amended and restated certificate of incorporation provides that, unless our board of directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim for or based on breach of a fiduciary duty owed by any of our current or former directors or officers to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; any action asserting a claim against us or any of our current or former directors or officers arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or bylaws; any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as such term is defined in the DGCL. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our current or former directors or officers, which may discourage such lawsuits against us and our current or former directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain administrative offices and other facilities to support our operations. We have multiple leases for our principal executive office in Chicago, IL and certain administrative offices primarily in Santa Monica, CA and Waltham, MA.

Item 3. Legal Proceedings.

From time to time, we may be party to various other claims and legal actions involving dealers, suppliers, employees and government agencies arising in the ordinary course of our business. Management believes that we do not have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol “CARS.” “When issued” trading of our common stock commenced on the NYSE on May 15, 2017. “Regular-way” trading began on June 1, 2017, the day of the Separation. The following table sets forth the ranges of high and low sales prices per share of our common stock as reported on the NYSE each quarter since the Separation.

Year	Quarter	Low	High
2017	Second	$25.18	$29.47
	Third	$22.95	$27.63
	Fourth	$20.94	$30.30
2018	First*	$26.24	$32.28

*Through February 28, 2018.

Based on reports by the Company’s transfer agent for CARS common stock, as of February 28, 2018, there were 5,598 holders of record of CARS common stock.

Cars.com did not pay any dividends in 2017. Under the Company’s Credit Agreement, dated as of May 31, 2017 (the “Credit Agreement”), our ability to pay dividends on or repurchase our common stock is subject to limits on the amount of such payments and to certain conditions. Any future determination regarding dividend or distribution payments will be at the discretion of our board of directors, subject to the foregoing limits and applicable limitations under Delaware law.

The following graph shows the cumulative total stockholder return for our common stock during the period from May 18, 2017 to December 31, 2017. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) MidCap 400 Index and S&P 400 Internet Software & Services Index. The comparison assumes $100 was invested on May 18, 2017 in CARS common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans is set forth in Part III, Item 12 of this report.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 6. Selected Financial Data.

The selected financial data as of and for the years ended December 31, 2017, 2016 and 2015 are derived from the audited consolidated and combined financial statements and related notes included elsewhere in this report. The selected financial data as of December 31, 2014 and October 31, 2014 and for the periods of October 1 through December 31, 2014 and January 1 through October 1, 2014 have been derived from our consolidated and combined financial statements as of and for those periods and are not included in this report. The selected financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and the related notes.

In thousands, except per share amounts	2017	2016	2015	Oct. 1 - Dec. 31, 2014 (a)	Jan. 1 - Oct. 1, 2014 (b)
Statement of Income Data
Total revenues	$626,262	$633,106	$596,510	$145,939	$350,015
Operating income (c)	134,256	176,650	157,733	15,963	6,351
Net income (d)	224,443	176,370	157,838	16,218	575,378
Earnings per share, basic (e)	3.13	2.46	2.20	0.23	8.04
Earnings per share, diluted (e)	3.13	2.46	2.20	0.23	8.04
Weighted average number of common shares outstanding, basic	71,661	71,588	71,588	71,588	71,588
Weighted average number of common shares outstanding, diluted	71,727	71,588	71,588	71,588	71,588
Dividends declared per share	$-	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$20,563	$8,896	$100	$187	$43,767
Total assets	2,511,039	2,547,266	2,473,667	2,577,708	196,265
Long-term debt (f)	578,352	-	-	-	-

(a) The selected financial data as of December 31, 2014 and for the period from October 1 through December 31, 2014 includes the historic accounts of Cars.com, LLC under the previous ownership of Classified Ventures, LLC.

(b) The selected financial data as of October 1, 2014 and for the period from January 1, 2014 through October 1, 2014 includes the historic accounts of Cars.com, LLC under the ownership of TEGNA. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview – Company History.

(c) Includes the impact of incremental costs of being a public company upon the Company’s separation from TEGNA. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2017 compared to 2016 – general and administrative.

(d) 2017 includes the tax benefit from the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. 2016 only includes DealerRater tax expense for the post-acquisition period. There was no tax expense recorded for 2015. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2017 compared to 2016 – income tax expense (benefit).

(e) The total shares outstanding on May 31, 2017, the date of Separation, was 71.6 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the periods prior to the Separation.

(f) Includes current portion of long-term debt and debt-issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our business, results of operations, financial condition and quantitative and qualitative disclosures should be read in conjunction with our consolidated and combined financial statements and related notes included elsewhere in this report. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this report. The financial information discussed below and included elsewhere in this report may not necessarily reflect what our results of operations, financial condition and cash flow would have been had we been a stand-alone company during the applicable periods presented or what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “Cars.com,” the “Company,” “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

Cars.com is a leading two-sided digital automotive marketplace that creates meaningful connections between customers (car dealerships and OEMs) and consumers (individuals researching cars or looking to purchase a car). By connecting advertising partners with in-market car shoppers and providing data-driven intelligence to increase inventory turn and gain market share, the Company empowers consumers with resources and information to assist them in making better informed buying decisions around The 4Ps of Automotive MarketingTM: Product, Price, Place and Person. The Company has evolved into one of the largest digital automotive platforms, connecting thousands of local dealers across the country with millions of consumers. Through trusted expert content, on-the-lot mobile features and intelligence, millions of new and used vehicle listings, a comprehensive set of pricing and research tools, and the largest database of consumer reviews in the industry, we believe Cars.com is transforming the car shopping experience.

Overview of Results

	Year Ended December 31,
In thousands (except % amounts)	2017	2016	2015
Revenues	$626,262	$633,106	$596,510
Net income (a)	224,443	176,370	157,838
Retail revenue as % of total revenue	74%	73%	71%
Wholesale revenue as % of total revenue	26%	27%	29%

(a) 2017 includes the tax benefit from the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. 2016 only includes DealerRater tax expense for the post-acquisition period. There was no tax expense recorded for 2015. See Note 11 to the consolidated and combined financial statements included in Part II, Item 8 of this report for additional information.

We generate revenues primarily through the sale of online subscription advertising products targeting car dealerships through our own direct sales force, as well as through our affiliate sales channels. We also generate revenue through the sale of digital advertising products to national advertisers. Our results of operations are affected by economic conditions, particularly those related to the digital automotive marketplace and the U.S. auto advertising industry.

2017 and recent 2018 highlights include:

•	We completed the spin-off of Cars.com Inc. on June 1 and became a standalone public company.
•

We consummated a $900 million senior credit facility, drawing down $450 million on our term loan facility and $200 million of our $450 million revolving loan to fund the $650 million payment to TEGNA in connection with the spin-off. During the ensuing seven months, we paid down $91 million on the term and revolving loans.

•

Between November 2017 and January 2018, we announced amendments to two affiliate agreements, representing 60% of our wholesale revenue, to convert those markets from affiliate relationships to our direct sales teams.

•

In February 2018, we completed the acquisition of privately-held DI and LDM. DI is an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing and messaging platform products. LDM is a provider of digital automotive marketing services, including paid, organic, social and creative services. The acquisition of Dealer Inspire and LDM aligns with our strategy of integrating new capabilities and additional talent to accelerate organic growth, strengthen the retail experience, deepen dealer connections and improve clarity of attribution while generating additional cash flow and enhancing stockholder value.

•	We launched product and technology innovations related to the following:
o	Price transparency tools including price badging that uses vehicle-specific market demand to indicate whether a car is a “Great Deal,” “Good Deal,” “Fair Price” or “Well-Equipped”
o	Salesperson Connect™, a differentiated feature that allows shoppers to connect directly with their salesperson of choice for a more personalized shopping and buying experience
o	Best match sorting that delivers search recommendations customized for each specific user.

Company History

Since TEGNA’s acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. On August 1, 2016, TEGNA purchased 100% of DealerRater, a leading automotive dealer review website. On September 7, 2016, TEGNA announced a plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DealerRater, a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com Inc., which now owns the digital automotive marketplace business. The Company filed a Registration Statement on Form 10 relating to the Separation with the SEC on May 5, 2017, that was declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, the Company made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of the Company’s common stock. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of the Company’s common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. DealerRater was included in the distribution to Cars.com as part of the Separation and is presented on a consolidated basis going forward. The accompanying consolidated and combined financial statements reflect the activity for the acquired business from the date of acquisition through the Separation date and the application of push down accounting.

Prior to the Separation, the Company’s financial statements were derived from the historical accounting records of TEGNA and reflects the Company’s financial results as if the Company was a separate entity. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs, through the Separation, were $2.5 million, $2.2 million and $1.4 million in 2017, 2016 and 2015, respectively. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by TEGNA. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company prior to the Separation or the costs expected to be incurred in the future.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including unique visitors, average revenue per dealer and dealer and customer satisfaction statistics. The following table presents certain of these key metrics.

	Year Ended December 31,
	2017	2016	2015
Traffic (Visits)	400,873,000	412,333,000	429,132,000
Dealer Customers	21,296	21,572	20,918
Average Vehicle Listings	4,944,000	4,744,000	4,463,000

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

Dealer Customers.    Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEMs. The larger the advertiser base, the more inventory and options that are available for consumers to review. Dealer Customers represents the car dealerships using our products as of the end of each reporting period. Each dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

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

Factors Affecting Our Financial Performance

Our continued success will depend in part on our ability to address and successfully manage challenges, both specific to our business and in the digital advertising marketplace generally. In the near term, we may experience compressed margins as a result of our transition from a wholly-owned subsidiary of TEGNA to an independent publicly traded company. Due to the transition, we have further developed our internal infrastructure and support functions through the recruiting and hiring of managers and employees required to strengthen our legal, treasury, finance, tax, investor relations and other similar functions. Similarly, we will incur ongoing public company costs, including those related to an independent board of directors, compliance with regulatory and stock exchange requirements and increased auditing and insurance fees. Further, the indebtedness we incurred in connection with the separation from our former parent, TEGNA Inc. in May 2017, has reduced our free cash flow, which may limit our ability to make strategic acquisitions or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business. We expect to manage these incremental costs and the associated increased risk by focusing on improving our operating efficiency and continued growth in our business to drive operating margins and generate free cash flow.

On August 1, 2016, TEGNA purchased 100% of DealerRater, a leading automotive dealer review website. DealerRater was included in the distribution to Cars.com, Inc. as part of the Separation. Cars.com’s financial results for the years ended December 31, 2017 and 2016 include 12 months and five months of DealerRater activity, respectively.

We will continue to convert our affiliate markets from wholesale revenue to retail revenue. In the seven months since we became a publicly traded company, we have announced the conversion of approximately 60% of the wholesale revenue generated in the affiliate markets to our direct sales teams. The affiliates are the previous owners of Cars.com and have the exclusive right to sell and price Cars.com’s products and services in certain local territories, paying Cars.com a wholesale rate for each Cars.com product sold. In these markets, the affiliates maintain the relationship with the dealer customers. After markets convert to the direct sales channels, our revenue and profitability will increase.

Economic Conditions. According to Borrell Associates 2017 Automotive Outlook report, the U.S. auto advertising industry is a $37 billion market with approximately 56% of that spending online. Auto advertising has been a reliably growing market, and over the next five years, U.S. auto advertising is expected to grow to $41 billion, a 2% CAGR, while the online category of spend is expected to grow by a 5% CAGR. Online category spend is expected to reach 66% of the overall market spend.

Results of Operations

In this section, we compare results of operations for the year ended December 31, 2017 with results of operations for the year ended December 31, 2016, and results of operations for the year ended December 31, 2016 with results of operations for the year ended December 31, 2015.

2017 compared to 2016

	Year Ended December 31,		Increase
In thousands (except % amounts)	2017	2016	(Decrease)	% Change
Revenues:
Direct revenue	$333,248	$333,424	$(176)	0%
National advertising revenue	114,178	114,335	(157)	0%
Other revenue	15,854	15,017	837	6%
Retail revenue	463,280	462,776	504	0%
Wholesale revenue	162,982	170,330	(7,348)	(4)%
Total revenues	626,262	633,106	(6,844)	(1)%
Operating expenses:
Cost of revenue and operations	65,541	56,794	8,747	15%
Product and technology	74,162	73,070	1,092	1%
Marketing and sales	209,813	211,032	(1,219)	(1)%
General and administrative	44,903	23,925	20,978	88%
Affiliate revenue share	8,948	8,529	419	5%
Depreciation and amortization	88,639	83,106	5,533	7%
Total operating expenses	492,006	456,456	35,550	8%
Operating income	134,256	176,650	(42,394)	(24)%
Nonoperating income (expense):
Interest income (expense), net	(12,371)	94	(12,465)	***%
Other income, net	277	214	63	29%
Total nonoperating income (expense), net	(12,094)	308	(12,402)	***%
Income before income taxes	122,162	176,958	(54,796)	(31)%
Income tax expense (benefit)	(102,281)	588	(102,869)	***%
Net income	$224,443	$176,370	$48,073	27%

***	Not meaningful

Revenues

Retail Revenues—Direct.    Direct revenues primarily represent online subscription products sold to dealer customers. Dealer customers purchase advertising packages to market their vehicle inventory and other aspects of their dealership. Direct revenue is our largest revenue stream, representing 53% of total revenue in 2017. Direct revenue in 2017 was flat as compared to the year-ago period primarily reflecting a decrease in average revenue per dealer, offset by an increase in average dealer count.

Retail Revenues—National Advertising.    National advertising revenues consist of display advertising sold to advertising agencies and OEMs as well as leads sold to OEMs. Display ads are placed throughout the Cars.com website and apps. National advertising revenue represented 18% of total revenue for 2017. National advertising revenue in 2017 was flat as compared to the year-ago period due to a decrease in display advertising, offset by a higher volume of leads sold to OEMs.

Retail Revenues—Other.    Other includes revenues from (1) vehicle listing data sold to third-parties, (2) new vehicle leads sold to third-parties and (3) peer-to-peer vehicle advertising. Other revenue represented approximately 3% of total revenue for 2017. Other revenue in 2017 increased 6% as compared to the year-ago period primarily due to higher volume of leads sold to third-parties and an increase in volume of data sales.

Wholesale Revenues.    Wholesale revenues represent the wholesale fees charged by Cars.com for online subscription products sold to dealers by affiliates. Wholesale revenue represented 26% of total revenue in 2017. Wholesale revenues in 2017 decreased 4% as compared to the year-ago period reflecting a decline in average dealer count, partially offset by an increase in average revenue per dealer.

Expenses

Cost of revenue and operations.    Cost of revenue and operations consist of expenses related to the pay-per-lead products, third-party costs such as processing of dealer vehicle inventory, and product fulfillment and customer service. Cost of revenue and operations increased 15% in 2017 as compared to the year-ago period primarily due to a higher volume of pay-per-lead product sales. Cost of revenue totaled $55.2 million compared with $46.3 million in 2016. Cost of revenue and operations represents 10% of revenue in 2017 compared with 9% in 2016.

Product and technology.    The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial, data strategy and DealerRater teams. The technology team develops and supports the Cars.com website. Product and technology expenses include license fees for vehicle specifications, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses increased 1% in 2017 as compared to the year-ago period primarily due to the acquisition of DealerRater in August 2016 and the additional costs associated with our data strategy team. Product and technology expenses represent 12% of revenue in both 2017 and 2016.

Marketing and sales.    Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV and online advertising and production of ad creative, market research, trade events and compensation costs for the marketing, sales support and sales teams. Marketing and sales expense decreased 1% in 2017 as compared to the year-ago period primarily due to the cost efficiencies in sales offset by higher spend on TV and online consumer advertising. Marketing and sales expense represents 34% of revenue in 2017 compared with 33% in 2016.

General and administrative.    General and administrative expenses primarily consist of salaries, benefits, and incentive compensation for the executive, finance, legal, human resources, facilities and other administrative employees and stock-based compensation costs for all employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs, costs related to the corporate headquarters office relocation and write-off and loss on assets. General and administrative expenses increased $21 million, or 88%, in 2017 as compared to the year-ago period primarily due to $8.0 million of incremental costs of being a public company, $2.6 million of stock-based compensation cost and $12.9 million of costs primarily related to the Separation and the corporate headquarters office relocation. General and administrative expense represents 7% of revenue in 2017 compared with 4% of revenue in 2016.

Affiliate revenue share.    Affiliate revenue share expenses primarily represent certain payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expenses increased 5% in 2017 as compared to the year-ago period primarily due to more dealer customers subject to revenue share.

Depreciation and amortization.    Depreciation and amortization expense increased $5.5 million, or 7%, in 2017 compared to the year-ago period primarily due to the incremental amortization expense related to the acquisition of DealerRater in August 2016, increased depreciation expense related to the accelerated depreciation of assets in our former corporate headquarters location and increased depreciation related to the acquisition of assets related to our new corporate headquarters location.

Interest income (expense), net.    Interest expense was $12.6 million in 2017 related to our new Credit Agreement entered into in connection with the Separation. We did not have any interest expense for 2016 as the Company had no debt.

Income tax expense (benefit).    Effective with the Separation, we established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. The income tax benefit was $102.3 million in 2017. The effective tax rate, expressed by calculating the income tax expense (benefit) as a percentage of income before income taxes, was (83.7)% for 2017 and differed from the federal statutory rate of 35% primarily due to the non-cash income tax benefits related to pre-Separation earnings ($16 million), the write-off of the permanent outside basis difference resulting from the change in tax status of the Cars.com, LLC flow-through entity ($51 million) and the reduction in the corporate federal income tax rate ($80 million) under the Tax Cuts and Jobs Act. The Company recorded $0.6 million of income tax expense for 2016 related to DealerRater. See Note 11 to the consolidated and combined financial statements included in Part II, Item 8 of this report for additional information related to income taxes.

2016 compared to 2015

	Year Ended December 31,		Increase
In thousands (except % amounts)	2016	2015	(Decrease)	Change
Revenues:
Direct revenue	$333,424	$311,265	$22,159	7%
National advertising revenue	114,335	100,918	13,417	13%
Other revenue	15,017	12,449	2,568	21%
Retail revenue	462,776	424,632	38,144	9%
Wholesale revenue	170,330	171,878	(1,548)	(1)%
Total revenues	633,106	596,510	36,596	6%
Operating expenses:
Cost of revenue and operations	56,794	46,462	10,332	22%
Product and technology	73,070	70,228	2,842	4%
Marketing and sales	211,032	211,779	(747)	0%
General and administrative	23,925	22,764	1,161	5%
Affiliate revenue share	8,529	6,726	1,803	27%
Depreciation and amortization	83,106	80,818	2,288	3%
Total operating expenses	456,456	438,777	17,679	4%
Operating income	176,650	157,733	18,917	12%
Nonoperating income (expense):
Interest income (expense), net	94	4	90	***%
Other income, net	214	101	113	112%
Total nonoperating income (expense), net	308	105	203	***%
Income before income taxes	176,958	157,838	19,120	12%
Income tax expense (benefit)	588	—	588	***%
Net income	$176,370	$157,838	$18,532	12%

***	Not meaningful

Revenues

Retail Revenues—Direct.    Direct revenue is our largest revenue stream, representing approximately 53% of total revenue for 2016. Direct revenue for 2016 was up 7% from the prior year, reflecting an increase in average dealer count, an increase due to the DealerRater acquisition and an increase in the average revenue per dealer. The average dealer count and average revenue per dealer increases were driven by higher dealer market penetration and new product sales.

Retail Revenues—National Advertising.    National advertising revenue represented approximately 18% of total revenue for 2016. National revenue for 2016 rose 13% from the prior year primarily due to increased sponsorships and targeted display advertising.

Retail Revenues—Other.    Other revenue for 2016 was up 21% due to higher reseller lead volume.

Wholesale Revenues.    Wholesale revenue represented approximately 27% of total revenue for 2016. Wholesale revenues for 2016 were down 1%, reflecting a decline in average dealer count, partially offset by an increase in average revenue per dealer. The decline in average dealer count was driven by cancellations due to increased competition and an increase in subscription rates.

Expenses

Cost of revenue and operations.    Cost of revenue and operations increased 22% in 2016 as compared to the year-ago period due to a higher volume of pay-per lead product sales.

Product and technology.    Product and technology expenses increased 4% in 2016 due to the addition of DealerRater in 2016, increased compensation costs related to product and technology employee resources, and higher costs to support our service product.

General and administrative.    General and administrative expenses increased 5% in 2016 primarily due to increased compensation expenses from deferred compensation plans and higher headcount.

Affiliate revenue share.    Affiliate revenue share expenses increased 27% in 2016 due to higher sales for major account customers in affiliates markets.

Depreciation and amortization.    Depreciation and amortization expense increased 3% in 2016 primarily due to the incremental amortization expense related to the acquisition of DealerRater in August 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive cash flows in 2017 and 2016 which, along with our term loan and credit facility described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we could raise additional funds through other public or private debt or equity financings. As of December 31, 2017, cash and cash equivalents were $20.6 million, compared with $8.9 million as of December 31, 2016.

During 2017, net cash provided by operating activities was $185.9 million. We incurred incremental capital expenditures of $23.0 million related to the cost of our new corporate office space, $11.8 million in cash interest payments and $11.5 million in cash income tax payments, partially offset by $15.8 million in cash received from lease incentives. Debt repayments of $91.3 million in 2017 included $80.0 million of voluntary revolving loan payments. From January 1, 2018 through March 6, 2018, the Company voluntarily paid down an additional $25 million on the revolving loan and borrowed $165 million to fund the acquisitions of DI and LDM.

The tax matters agreement that we entered into with TEGNA prior to the distribution included restrictions that may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. Under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from: entering into any transaction resulting in the acquisition of all or a portion of our stock or assets, whether by merger or otherwise; merging, consolidating or liquidating; issuing equity securities beyond certain thresholds; repurchasing our capital stock beyond certain thresholds; and ceasing to actively conduct our business. See Part I, Item 1A., “Risk Factors” of this report for additional information.

Details of our cash flows are included in the table below:

	Year Ended December 31,
In thousands of dollars	2017	2016	2015
Net cash provided by operating activities	$185,929	$199,153	$190,055
Net cash used in investing activities	(32,774)	(126,753)	(1,146)
Net cash used in financing activities	(141,488)	(63,604)	(188,996)
Net change in cash and cash equivalents	$11,667	$8,796	$(87)

2017 compared to 2016

Cash flow generated by operating activities is our primary source of liquidity. Net cash flow from operating activities was $185.9 million for the year ended December 31, 2017 as compared to the year-ago period of $199.2 million. This decrease is primarily related to increased costs associated with the Separation and corporate headquarters relocation, costs related to operating as a public company and interest and income tax payments which we did not pay prior to the Separation. The decrease in cash generated by operating activities was partially offset by cash received for lease incentives related to our new corporate headquarters.

Net cash used in investing activities was $32.8 million for the year ended December 31, 2017 as compared to the year-ago period of $126.8 million. 2017 investing activities were all capital expenditures, of which $23.0 million related to the corporate headquarters office relocation. Net cash used in investing activities in 2016 were primarily due to $114.9 million of cash used to acquire DealerRater.

Net cash used for financing activities was $141.5 million for the year ended December 31, 2017 as compared to the year-ago period of $63.6 million. In 2017, we made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. We borrowed $675 million to fund the cash transfer to TEGNA and provide additional working capital in 2017. In addition, with our net cash provided by operating activities, in seven months’ time following the Separation, we made $91 million in debt repayments with $80 million voluntarily paid down on the revolving loan commitments and $11 million on the term loan based on the quarterly amortization schedule. Prior to the Separation, cash used for financing activities was related to transactions with TEGNA. TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to TEGNA and vice versa until the distribution. Accordingly, the net cash flow between us and TEGNA is presented as a financing activity and resulted in a $69.0 million cash outflow in 2017.

2016 Compared to 2015

Net cash flow from operating activities was $199.2 million for the year ended December 31, 2016 as compared to the year-ago period of $190.1 million. This increase was primarily due to the $18.5 million increase in 2016 net income, which was primarily driven by higher retail and national advertising revenues. This increase was partially offset by a net decrease associated with changes in working capital, primarily due to the timing of collection of accounts receivable and settlement of accrued expenses.

Net cash used for investing activities was $126.8 million for the year ended December 31, 2016 as compared to the year-ago period of $1.1 million. This increase was primarily due to the 2016 acquisition of DealerRater for approximately $114.9 million. Also contributing to the fluctuation was the absence in 2016 of $7.9 million of cash proceeds received in 2015 from the sale of Apartments.com.

Net cash used for financing activities was $63.6 million for the year ended December 31, 2016 as compared to the year-ago period of $189.0 million. Cash used for financing activities is primarily due to transactions with parent, which in 2016 included TEGNA’s acquisition of DealerRater for $114.9 million in cash.

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated notes to our consolidated and combined financial statements included in Part II, Item 8 of this report for additional details related to these and other matters affecting our liquidity and commitments.

Credit Agreement

On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into a Credit Agreement with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at our request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon its total net leverage ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varies between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s net leverage ratio.

On May 31, 2017, the Company borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments which commenced on September 30, 2017. Debt issuance costs were $5.4 million at December 31, 2017. These debt issuance costs are recorded as a reduction of debt and the debt is accreted using the effective interest method with the amortization recorded in interest expense on the Consolidated and Combined Statements of Income.

Term Loan

As of December 31, 2017, the outstanding principal amount under the term loan was $438.8 million and the interest rate in effect was 3.13%. For the year ended December 31, 2017, the Company made $11.3 million in quarterly term loan payments.

Revolving Loan

As of December 31, 2017, the outstanding borrowings under the revolving loan was $145 million and the interest rate in effect was 3.13%. For the year ended December 31, 2017, the Company made $80.0 million in revolving loan payments. As of December 31, 2017, the Company was permitted to borrow an aggregate amount of $305 million under the revolving loan. The Company’s borrowings are limited by its net leverage ratio, which was 2.4 to 1 as of December 31, 2017. From January 1, 2018 through March 6, 2018, the Company voluntarily paid down an additional $25 million on the revolving loan and borrowed $165 million to fund the acquisitions of DI and LDM.

Debt Guarantors, Collateral, Covenants and Restrictions

The obligations under the Credit Agreement are guaranteed by the Guarantors. The Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on our ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of December 31, 2017, we remained in compliance with the covenants under our various credit agreements.

Contractual Obligations. As of December 31, 2017, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

Contractual obligations		Payments due by period
In thousands of dollars	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$59,853	$6,104	$4,337	$3,686	$3,496	$3,536	$38,694
Long-term debt (a)	583,750	22,500	28,125	33,750	39,375	460,000	—
Interest on debt (b)	84,508	20,987	20,023	18,954	17,678	6,866	—
Purchase obligations	21,480	15,802	5,655	23	—	—	—
Total	$749,591	$65,393	$58,140	$56,413	$60,549	$470,402	$38,694

(a) Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(b) Interest payments for variable rate debt were calculated using interest rates as of December 31, 2017 and considered scheduled amortization payments primarily on the term and revolving loans.

Off-Balance Sheet Arrangements. We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments.

Revenue Recognition.    Revenue is recognized when persuasive evidence of an arrangement exists, performance under the contract has begun, the contract price is fixed or determinable and collectability of the related fee is reasonably assured. Revenue is generated through our direct sales force (“retail revenue”) or affiliate sales channels (“wholesale revenue”).

Our primary source of retail and wholesale revenue is through the sale of online subscription advertising products to car dealerships. Our base subscription package provides the car dealership’s available inventory on the Cars.com website. The base subscription contract is generally a fixed price arrangement with a one-year term and is automatically renewed unless cancelled by the customer. We also offer customers several add-on products to the base subscription package. These add-on products are not sold separately from the base subscription package and, therefore, are not separate units of accounting as they do not have value on a standalone basis. Accordingly, the base subscription package and any purchased add-on products are combined as a single unit of accounting and revenues are recognized on a straight-line basis over the contract term as the service is provided to our customers.

Wholesale revenue is earned through affiliation agreements with the affiliate owners that sell our subscription advertising products to car dealerships. Affiliate owners are assigned certain sales territories to sell our products, and we charge our affiliate owners a wholesale fee. In situations where our direct sales force sells our products to car dealerships in an affiliate’s territory, we pay our affiliate owners a revenue share which is classified as “affiliate revenue share” on our Consolidated and Combined Statements of Income.

In addition, we also earn retail revenue though the sale of display advertising on our websites to national advertisers, pursuant to fixed fee or transaction based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. Revenue is recognized straight-line over the contract term (generally three to six months) for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the impressions or click-throughs are delivered for transaction based contracts. If the impressions or click-throughs delivered are less than the amount billed, the difference is recorded as deferred revenue and recognized as earned.

The Financial Accounting Standards Board (the “FASB”) amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. Under the amendment, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new standard effective January 1, 2018 using the modified retrospective method. Our primary source of revenue is through the sale of online subscription advertising products to car dealerships which will continue to be recognized primarily on a straight-line basis over the contract term as the service is provided to our customers. Thus, the adoption of Topic 606, Revenue from Contracts with Customers did not have a material impact on our consolidated and combined financial statements as of the adoption date.

Goodwill.    Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. At December 31, 2017, we had $788 million of goodwill, which resulted from TEGNA’s acquisition of Cars.com, LLC and DealerRater. This asset represented 31% of our total assets at December 31, 2017.

Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill is tested for impairment at a level referred to as the reporting unit. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. We have determined that Cars.com operates as a single reporting unit.

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. Historically, before performing the annual two-step goodwill impairment test, we first have the option to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we are required to perform the two-step quantitative test. Otherwise, the two-step quantitative test is not required. We elected to not perform the optional qualitative assessment of goodwill; instead, we performed the quantitative impairment test.

When performing the first step of the quantitative test, we determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). We early adopted ASU 2017-04 in 2017 and the adoption of this standard did not have any impact on the consolidated and combined financial statements

We estimate reporting unit fair value using an income approach using the discounted cash flow (“DCF”) analysis and also considered a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of our reporting unit. The result of the test indicated that the estimated fair value of our reporting unit exceeded the carrying value by more than 30% and thus no impairment existed.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For example, a 50-basis point increase in the discount rate used to compute the discounted cash flow valuation would have caused the current head room in step one of the test to narrow to 20%. Similarly, a five percent decline in the valuation multiples (revenue and EBITDA) used in the market-based valuation would have caused the current head room to narrow to 13%.

Indefinite Lived Intangible.    In connection with our acquisition by TEGNA, we have an intangible asset with an indefinite life associated with the Cars.com trade name. This asset represented 35% of our total assets at December 31, 2017. The indefinite lived intangible asset is tested annually, or more often if circumstances dictate, for impairment and is written down to fair value as required. The estimate of fair value is determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset. The results of our 2017 annual impairment test of the indefinite lived intangible asset indicated the fair value exceeded its carrying value by more than 4%, and therefore, no impairment existed. Although the trade name asset is not currently impaired, changes in future market rates or decreases in future cash flows and growth rates could result in an impairment charge in a future period.

Definite Lived Amortizable Intangibles.    Our amortizable intangible assets consist mainly of customer relationships and acquired software. These assets represented 26% of our total assets at December 31, 2017. These asset values are amortized systematically over their estimated useful lives. An impairment test of these assets would be triggered if the undiscounted cash flows from the related asset group (business unit) were to be less than the asset carrying value. Changes in circumstances, such as technological advances or changes to our business model or capital strategy, could result in actual useful lives differing from our estimates. If an impairment indicator is present, we review our amortizable intangible assets for potential impairment at the asset group level by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by the asset group. Due to expected continued cash flow in excess of carrying value from our business, no amortizable intangible assets were considered impaired.

Income Taxes. We account for income taxes according to the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change.

We assess the recoverability of our deferred tax assets on a quarterly basis, considering all positive and negative evidence. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized.

Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated and Combined Balance Sheets.

See Note 11 to the consolidated and combined financial statements included in Part II, Item 8 of this report for additional information related to income taxes.

Recent Accounting Pronouncements. See Note 2 to the consolidated and combined financial statements included in Part II, Item 8 of this report for additional information related to recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates and foreign currency exchange risk.

Interest Rate Risk

A substantial portion of our debt facilities bear interest at floating rates, based on LIBOR or the alternate base rate, as defined in the Credit Agreement. Accordingly, we are exposed to fluctuations in interest rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. Based on the value of our indebtedness at December 31, 2017, a 100-basis point increase in interest rates would result in a corresponding increase in our interest expense of $5.8 million annually.

Foreign Currency Exchange Risk

Historically, as our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. With the acquisition of DealerRater in August 2016, we acquired a limited number of Canadian customers, some of which are billed in Canadian dollars. Any foreign currency exchange rate fluctuations have been and are anticipated to be immaterial. If we plan for additional international expansion, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Cars.com Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young

We have served as the Company’s auditor since 2016.

Chicago, Illinois

March 6, 2018

Cars.com, Inc.

Consolidated and Combined Balance Sheets

In thousands (except share data)

	At December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$20,563	$8,896
Accounts receivable, net of allowance of $2,616 and $3,527, respectively	100,857	98,303
Prepaid expenses	11,408	11,400
Other current assets	9,811	942
Total current assets	142,639	119,541
Property and equipment
Computer software and hardware	40,145	33,653
Leasehold improvements	17,322	2,260
Furniture and fixtures	3,879	1,277
Total property and equipment	61,346	37,190
Less accumulated depreciation	(21,606)	(16,729)
Net property and equipment	39,740	20,461
Intangible and other assets
Goodwill	788,107	788,107
Intangible assets, net of accumulated amortization of $243,520 and $165,651, respectively	1,529,500	1,607,369
Investments and other assets	11,053	11,788
Total assets	$2,511,039	$2,547,266
Liabilities and equity
Current liabilities
Accounts payable	$6,581	$7,844
Accrued compensation	13,153	12,015
Accrued share appreciation rights plan	1,032	9,116
Current portion of long-term debt	21,158	—
Other liabilities	47,505	42,122
Deferred revenue	720	887
Total current liabilities	90,149	71,984
Noncurrent liabilities
Deferred incentive plans	1,973	3,913
Unfavorable contracts liability	18,885	44,085
Long-term debt	557,194	—
Deferred tax liability	146,482	8,325
Other noncurrent liabilities	17,228	1,674
Total noncurrent liabilities	741,762	57,997
Total liabilities	831,911	129,981
Commitments and contingencies
Stockholders' equity
TEGNA's investment, net	—	2,417,285
Common stock at par, $0.01 par value; 300,000,000 shares authorized; 71,627,611 shares issued and outstanding at December 31, 2017; no shares authorized, issued and outstanding at December 31, 2016	716	—
Preferred stock at par, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2017; no shares authorized, issued and outstanding at December 31, 2016	—	—
Additional paid-in capital	1,501,830	—
Retained earnings	176,582	—
Total stockholders' equity	1,679,128	2,417,285
Total liabilities and stockholders' equity	$2,511,039	$2,547,266

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cars.com, Inc.

Consolidated and Combined Statements of Income

In thousands (except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Retail	$463,280	$462,776	$424,632
Wholesale(a)	162,982	170,330	171,878
Total revenues	626,262	633,106	596,510
Operating expenses:
Cost of revenue and operations	65,541	56,794	46,462
Product and technology	74,162	73,070	70,228
Marketing and sales	209,813	211,032	211,779
General and administrative	44,903	23,925	22,764
Affiliate revenue share	8,948	8,529	6,726
Depreciation and amortization	88,639	83,106	80,818
Total operating expenses	492,006	456,456	438,777
Operating income	134,256	176,650	157,733
Nonoperating income (expense):
Interest income (expense), net	(12,371)	94	4
Other income, net	277	214	101
Total nonoperating income (expense), net	(12,094)	308	105
Income before income taxes	122,162	176,958	157,838
Income tax expense (benefit)	(102,281)	588	—
Net income	$224,443	$176,370	$157,838
Earnings per share, basic	$3.13	$2.46	$2.20
Weighted-average common shares outstanding, basic	71,661	71,588	71,588
Earnings per share, diluted	$3.13	$2.46	$2.20
Weighted-average common shares outstanding, diluted	71,727	71,588	71,588

The accompanying notes are an integral part of these consolidated and combined financial statements.

(a) Wholesale revenue includes revenues generated from TEGNA, Inc., through the Separation date of May 31, 2017, of $3.4 million, $8.5 million and $7.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. The commercial agreement with TEGNA is still effective after the Separation.

Cars.com, Inc.

Consolidated and Combined Statements of Stockholders’ Equity

In thousands

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	TEGNA's Investment, net	Retained Earnings	Stockholders' Equity

Balance at December 31, 2014	—	$—	—	$—	$—	$2,335,677	$—	$2,335,677
Net income	—	—	—	—	—	157,838	—	157,838
Transactions with TEGNA, net	—	—	—	—	—	(188,996)	—	(188,996)
Balance at December 31, 2015	—	$—	—	$—	$—	$2,304,519	$—	$2,304,519

Balance at December 31, 2015	—	$—	—	$—	$—	$2,304,519	$—	$2,304,519
Net income	—	—	—	—	—	176,370	—	176,370
Transactions with TEGNA, net	—	—	—	—	—	(63,604)	—	(63,604)
Balance at December 31, 2016	—	$—	—	$—	$—	$2,417,285	$—	$2,417,285

Balance at December 31, 2016	—	$—	—	$—	$—	$2,417,285	$—	$2,417,285
Net income	—	—	—	—	—	47,861	176,582	224,443
Transactions with TEGNA, net	—	—	—	—	—	(69,030)	—	(69,030)
Cash distribution to TEGNA related to Separation	—	—	—	—	—	(650,000)	—	(650,000)
Deferred taxes related to Separation	—	—	—	—	—	(246,197)	—	(246,197)
Distribution by TEGNA	—	—	71,588	716	1,499,203	(1,499,919)	—	—
Issuance of common stock for stock-based compensation	—	—	40	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,627	—	—	2,627
Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$—	$176,582	$1,679,128

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cars.com, Inc.

Consolidated and Combined Statements of Cash Flows

In thousands

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$224,443	$176,370	$157,838
Adjustments to reconcile net income to operating cash flows:
Depreciation	10,770	8,276	8,160
Amortization	77,869	74,830	72,658
Amortization of unfavorable contracts liability	(25,200)	(25,200)	(25,200)
Write-off and loss on assets	1,894	128	61
Gain on trading securities related to deferred compensation	(276)	(214)	(117)
Provision for doubtful accounts	2,452	3,030	2,515
Deferred income taxes	(108,845)	(413)	—
Stock-based compensation expense	2,627	—	—
Amortization of debt issuance costs	810	—	—
Changes in operating assets and liabilities, net of acquisition
Increase in accounts receivable	(5,006)	(13,579)	(5,535)
Increase in prepaid expenses and other current assets	(9,054)	(146)	(57)
Decrease in accounts payable	(432)	(1,548)	(3,395)
Increase (decrease) in accrued expenses	6,645	(10,032)	(354)
Decrease in deferred compensation	(8,641)	(13,810)	(17,046)
Other, net	361	2,108	762
Cash received from lessor for lease incentives	15,788	—	—
Purchase of trading securities related to deferred compensation plan	(276)	(647)	(235)
Net cash provided by operating activities	185,929	199,153	190,055
Cash flows from investing activities:
Purchase of property and equipment	(32,774)	(9,701)	(9,108)
Purchase of investments	—	(2,216)	—
Payment for acquisition, net of cash acquired	—	(114,900)	—
Proceeds from sale of Apartments.com	—	—	7,900
Proceeds from sale of property and equipment	—	64	62
Net cash used in investing activities	(32,774)	(126,753)	(1,146)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	675,000	—	—
Payments of debt issuance costs and other fees	(6,208)	—	—
Payments of long-term debt	(91,250)	—	—
Cash distribution to TEGNA related to Separation	(650,000)	—	—
Transactions with TEGNA, net	(69,030)	(63,604)	(188,996)
Net cash used in financing activities	(141,488)	(63,604)	(188,996)
Increase in cash and cash equivalents	11,667	8,796	(87)
Cash and cash equivalents at beginning of period	8,896	100	187
Cash and cash equivalents at end of period	$20,563	$8,896	$100
Supplemental non-cash information:
Purchases of property and equipment in other liabilities and accounts payable	$49	$880	$961
Proceeds from sale of Apartments.com paid by escrow agent directly to former owners	$—	$—	$21,400
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$11,531	$—	$—
Cash paid for interest	$11,761	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements

Note 1. Description of business and basis of presentation

Description of Business

Description of business.   Cars.com is a leading two-sided digital automotive marketplace that creates meaningful connections between customers (car dealerships and original equipment manufacturers (“OEMs”) and consumers (individuals researching cars or looking to purchase a car). By connecting advertising partners with in-market car shoppers and providing data-driven intelligence to increase inventory turn and gain market share, the Company empowers consumers with resources and information to assist them in making better informed buying decisions around The 4Ps of Automotive MarketingTM: Product, Price, Place and Person. The Company has evolved into one of the largest digital automotive platforms, connecting thousands of local dealers across the country with millions of consumers. Through trusted expert content, on-the-lot mobile features and intelligence, millions of new and used vehicle listings, a comprehensive set of pricing and research tools, and the largest database of consumer reviews in the industry, Cars.com is transforming the car shopping experience.

Basis of Presentation.    The consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated and combined financial statements include the accounts of Cars.com and its 100% owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform to the current year presentation. Cost of revenue and operations have been reclassified from the product support, technology and operations line item into a separate line item. Depreciation expense amounts have also been reclassified from the general and administrative line item into the amortization of intangible assets line item which has been renamed depreciation and amortization. There are no changes to total operating expenses, operating income, or net income.

Since TEGNA Inc.’s (“TEGNA”), Cars.com’s former parent company, acquisition of Cars.com, LLC in 2014, Cars.com, LLC has primarily operated as a standalone entity within TEGNA’s broader corporate organization. On August 1, 2016, TEGNA purchased 100% of DMR Holdings, Inc. (“DealerRater”), a leading automotive dealer review website. On September 7, 2016, TEGNA announced a plan to separate its digital automotive marketplace business, including Cars.com, LLC, the principal entity through which TEGNA’s digital automotive marketplace business has historically been operated, and DealerRater, a leading automotive dealer review website, from its other digital businesses (the “Separation”). The Separation occurred on May 31, 2017 by means of a spin-off of a newly formed company named Cars.com Inc. (“Cars.com,” the “Company,”), which now owns the digital automotive marketplace business. The Company filed a Registration Statement on Form 10 relating to the Separation with the SEC on May 5, 2017, that was declared effective by the SEC on May 15, 2017 (the “Registration Statement on Form 10”). On May 31, 2017, the Company made a $650 million cash transfer to TEGNA, and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of the Company’s common stock. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of the Company’s common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. DealerRater was included in the distribution to Cars.com as part of the Separation and is presented on a consolidated basis going forward. The accompanying consolidated and combined financial statements reflect the activity for the acquired business from the date of acquisition through the Separation date and the application of push down accounting.

Prior to the Separation, the Company’s financial statements were derived from the historical accounting records of TEGNA and reflects the Company’s financial results as if the Company was a separate entity. The historical financial statements include allocations of certain TEGNA corporate expenses. Such costs primarily include insurance and other general corporate overhead expenses and were allocated based on either the actual costs incurred, or Cars.com, LLC’s headcount relative to TEGNA’s consolidated headcount. The historical allocated corporate costs, through the Separation, were $2.5 million, $2.2 million and $1.4 million in 2017, 2016 and 2015, respectively. These allocated expenses relate to the various services that have historically been provided to Cars.com, LLC by TEGNA. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Cars.com, LLC if it had operated as an independent, publicly-traded company prior to the Separation or the costs expected to be incurred in the future.

All significant intercompany transactions between either (i) the Company and TEGNA or (ii) the Company and TEGNA affiliates have been included within the financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) the Company and TEGNA or (ii) the Company and TEGNA affiliates are included in “TEGNA’s investment, net.” The total net effect of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as financing activities.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Revenue Recognition.    Revenue is recognized when persuasive evidence of an arrangement exists, performance under the contract has begun, the contract price is fixed or determinable and collectability of the related fee is reasonably assured. Revenue is generated through the Company’s direct sales force (retail revenue) or affiliate sales channels (wholesale revenue).

The Company’s primary source of retail and wholesale revenue is through the sale of online subscription advertising products to car dealerships. The Company’s base subscription package provides the car dealership’s available inventory on the Cars.com website. The base subscription contract is generally a fixed price arrangement with a one-year term and is automatically renewed unless cancelled by the dealership. The Company also offers customers several add-on products to the base subscription package. These add-on products are not sold separately from the base subscription package and, therefore, are not separate units of accounting as they do not have value on a standalone basis. Accordingly, the base subscription package and any purchased add-on products are combined as a single unit of accounting and revenues are recognized on a straight-line basis over the contract term as the service is provided to the Company’s customers.

Wholesale revenue is earned through affiliation agreements with affiliate owners that sell the Company’s subscription advertising products to car dealerships. Affiliate owners are assigned certain sales territories to sell the Company’s products, and the Company charges its affiliate owners a wholesale fee. In situations where the Company’s direct sales force sells the Company’s products to car dealerships in an affiliate’s territory, the Company pays its affiliate owners a revenue share which is classified as “affiliate revenue share” on the Company’s Consolidated and Combined Statements of Income.

In addition, the Company also earns retail revenue though the sale of display advertising on the Company’s websites to national advertisers, pursuant to fixed fee or transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. Revenue is recognized straight-line over the contract term (generally three to six months) for fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed. Revenue is recognized as the impressions or click-throughs are delivered for transaction-based contracts. If the impressions or click-throughs delivered are less than the amount billed, the difference is recorded as deferred revenue and recognized as earned.

The Company also sells leads, which are connections from consumers to dealers in the form of phone calls, emails and text messages, and mobile walk-ins, to dealerships, OEMs and third-party resellers. Revenue for leads is recognized straight-line over the contract term or on a per-lead basis depending on the contract.

Use of Estimates.    The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. The most significant areas of the consolidated and combined financial statements that require management judgment include goodwill and indefinite-lived intangible assets, amortizable intangible assets and other long-lived assets, the allowance for doubtful accounts and commitments and contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated and combined financial statements.

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts.    Accounts receivable are primarily derived from the sales to local automotive dealers and OEMs and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense, which is included in marketing and sales in its Consolidated and Combined Statements of Income, in 2017, 2016 and 2015 was $2.5 million, $4.6 million and $2.5 million, respectively.

Concentrations of Credit Risk.    The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly-rated financial institutions.

Marketable Securities Held in Trust.    The Company’s marketable securities held in trust relate to the long-term incentive plan (“LTIP”) (see Note 7 of this report for more information) and are classified as trading securities, with unrealized gains and losses included in other income, net on the Consolidated and Combined Statements of Income. At December 31, 2017 and 2016, such marketable securities totaled approximately $2.3 million and $3.3 million, respectively. Marketable securities that are expected to be sold within the next twelve months are recorded in other current assets, with the remainder recorded in investments and other assets on

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

the Consolidated and Combined Balance Sheets. Gains on trading securities in 2017, 2016 and 2015 were $0.3 million, $0.2 million and $0.1 million, respectively.

Investments.    Investments in non-marketable equity securities are recorded using the cost method or the equity method of accounting, depending on the facts and circumstances of each investment. Non-marketable investments in preferred shares that do not meet criteria of in-substance common stock are accounted for at cost. The non-marketable investments recorded within investments and other assets on the Consolidated and Combined Balance Sheets at December 31, 2017 and 2016 were $9.4 million and $9.3 million, respectively. See Note 4 of this report for additional information.

On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and which may be indicative of impairment. There were no impairments recorded for the periods presented in the Consolidated and Combined Statements of Income.

Property and Equipment.    Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows:

Computer software	18 months - 7 years
Computer hardware	3-5 years
Furniture and fixtures	5-10 years
Leasehold improvements	Lesser of useful life or lease term

Depreciation expense for the years ended 2017, 2016 and 2015 was $10.8 million, $8.3 million and $8.2 million, respectively. Normal repairs and maintenance are expensed as incurred. The costs and related accumulated depreciation of assets sold or disposed of are removed from the Consolidated and Combined Balance Sheets and any resulting gain or loss is included in general and administrative on the Consolidated and Combined Statements of Income.

Goodwill and Other Intangible Assets.    Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. At both December 31, 2017 and 2016, the Company had $788 million of goodwill which resulted from TEGNA’s acquisition of Cars.com in 2014 and the acquisition of DealerRater.com in 2016.

For purposes of evaluating goodwill, the Company is required to determine how many reporting units exist. The Company has identified that it operates as one reporting unit. A reporting unit constitutes a business or group of businesses for which discrete financial information is available and is regularly reviewed by management. The Company’s goodwill is assigned to its one reporting unit.

In 2017, Cars.com performed its annual goodwill impairment test as of November 1 and whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of its use of the acquired assets or the strategy for the acquired business or its overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. Previously, Cars.com performed its annual goodwill impairment test as of October 1. As a new stand-alone entity, the Company made this voluntary change which it considers preferable as it better aligns the goodwill and indefinite-lived intangible assets impairment testing with the Company’s financial and strategic planning.

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. Before performing the annual two-step goodwill impairment test, the Company first has the option to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company is required to perform the two-step quantitative test. Otherwise, the two-step quantitative test is not required. The Company elected to not perform the optional qualitative assessment of goodwill; instead, the Company performed the quantitative impairment test.

When performing the first step of the quantitative test, the Company determines the fair value of the reporting unit and compares it to the carrying amount, including goodwill. Historically, if the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, the Company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the impairment test). The Company early adopted ASU 2017-04 in 2017 and the adoption of this standard did not have any impact on the consolidated and combined financial statements.

The Company estimates reporting unit fair value using an income approach using the discounted cash flow (“DCF”) analysis and also considered the market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rates utilized in the DCF analysis are based on the reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit. The results of the tests indicated that the estimated fair values of its reporting unit exceeded the carrying value and thus no impairment existed for all periods presented.

In connection with the acquisition by the Company’s former parent, the Company has an intangible asset with an indefinite life associated with its Cars.com trade name. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset. The results of its 2017 annual impairment test of the indefinite lived intangible asset indicated the fair value exceeded its carrying value, and therefore, no impairment charge was recorded.

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Customer relationships	5-14 years
Acquired software	2-7 years
Trade name—DealerRater	12 years
Non-compete agreements	5 years
Content library	2 years

Valuation of Long-Lived Assets.    The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No impairment losses were recognized for the periods presented in the Consolidated and Combined Statements of Income.

Internally Developed Technology.    The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs in 2017, 2016 and 2015 were $6.9 million, $5.2 million and $1.3 million, respectively. Capitalized costs are included in property and equipment on the Consolidated and Combined Balance Sheets. Research and development costs are charged to expense as incurred.

Advertising Costs.    The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $104.6 million, $97.1 million and $96.0 million, respectively. Advertising costs are included in marketing and sales in the Consolidated and Combined Statements of Income.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

Cost of Revenue and Operations.    Cost of revenue and operations consist of expenses related to the pay-per-lead products, third-party costs such as processing of dealer vehicle inventory and product fulfillment and customer service.

Stock-Based Compensation.    Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. See Note 12 of this report for additional information on the Company’s stock-based compensation plans.

Income Taxes.    Income taxes are presented on the consolidated and combined financial statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from operating loss and tax credit carry-forwards. Deferred income taxes reflect expected future tax benefits (i.e. assets) and future tax costs (i.e. liabilities). The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. The Company measures deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the weight of available evidence, management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.

The Company has not recorded reserves for income taxes and associated interest that may become payable in future years. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in income tax expense in the Consolidated and Combined Statements of Income. The Company has not recorded any material expense or liabilities related to interest or penalties in its consolidated and combined financial statements.

Fair Value of Financial Instruments.    The Company’s financial instruments include marketable securities held at fair value. Financial instruments also include accounts receivable, accounts payable, debt and other liabilities. The carrying values of these instruments approximate their fair values.

Recent Accounting Pronouncements.    The FASB amended the FASB Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. Under the amendment, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. The Company’s primary source of revenue is through the sale of online subscription advertising products to car dealerships which will continue to be recognized primarily on a straight-line basis over the contract term as the service is provided to the Company’s customers. Thus, the adoption of Topic 606, Revenue from Contracts with Customers did not have a material impact on the Company’s consolidated and combined financial statements as of the adoption date.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) (“ASU 2016-01”). This guidance amended several elements surrounding the recognition and measurement of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. The new guidance is effective for the Company beginning in the first quarter of 2018. The Company adopted ASU 2016-01 as of January 1, 2018 and this standard did not have a material effect on its consolidated and combined financial statements and related disclosures.

In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases. This guidance related to leases which will require lessees to recognize assets and liabilities on the Consolidated and Combined Balance Sheets for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires only capital leases to be recognized on the Consolidated and Combined Balance Sheets—the new guidance will require both types of leases to be recognized on the Consolidated and Combined Balance Sheets. The new guidance is effective for the Company beginning in the first quarter of 2019 and will be adopted using a modified retrospective approach. The Company is currently evaluating the effect it is expected to have on its financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This guidance related to the measurement of credit losses on financial instruments. The new guidance changes the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

probable that such losses will occur. Under the new guidance, the Company will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for public companies beginning in the first quarter of 2020 and will be adopted using a modified retrospective approach. The Company is currently evaluating the effect this new guidance will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718). This guidance clarifies when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications. The new guidance will allow the Company to make certain changes to awards without accounting for them as modifications and does not change the accounting for modifications. The new guidance should be applied prospectively and the Company adopted this standard in the first quarter of 2018. This standard currently does not have a material impact on the Company’s financial statements and related disclosures.

Note 3. Goodwill and Other Intangible Assets

The following table displays goodwill, indefinite-lived intangibles and amortizable intangible assets at December 31, 2017 and 2016 (in thousands):

	Gross	Accumulated Amortization	Net
December 31, 2017
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(205,190)	609,050
Acquired software	71,700	(33,826)	37,874
Trade name-DealerRater	9,800	(1,157)	8,643
Non-compete agreements	2,860	(1,859)	1,001
Content library	2,100	(1,488)	612
Total amortizable intangible assets	900,700	(243,520)	657,180
Total	$2,561,127	$(243,520)	$2,317,607
December 31, 2016
Goodwill	$788,107	$—	$788,107
Indefinite-lived intangibles:
Trade name	872,320	—	872,320
Amortizable intangible assets:
Customer relationships	814,240	(140,788)	673,452
Acquired software	71,700	(22,798)	48,902
Trade name-DealerRater	9,800	(340)	9,460
Non-compete agreements	2,860	(1,287)	1,573
Content library	2,100	(438)	1,662
Total amortizable intangible assets	900,700	(165,651)	735,049
Total	$2,561,127	$(165,651)	$2,395,476

Amortization expense was $77.9 million, $74.8 million and $72.7 million in 2017, 2016 and 2015, respectively. Projected amortization expense in 2018, 2019, 2020, 2021 and 2022 is $77 million, $76.4 million, $78.3 million, $75.9 million and $68.4 million, respectively.

In connection with the acquisition of DealerRater, the Company recorded customer relationships of $24.7 million and other intangible assets of $14.1 million, related to trade name, acquired software and content library.

Note 4. Investments

The Company has a 20% ownership interest in RepairPal, Inc. (“RepairPal”), an online marketplace offering consumers a price estimator for car repairs and an ability to research repair shop reviews. While the Company believes that it has the ability to exercise significant influence, it has been determined that its investment is not substantially similar to common stock on the acquisition date because it has a substantive liquidation preference over RepairPal’s common stock. This factor precludes the Company from accounting for the investment under the equity method, therefore the Company accounts for its investment under the cost method.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

In May 2016, the Company purchased $2.2 million of convertible debt issued by RepairPal. The debt accrues interest at an annual rate of 7% and matures in May 2018. Under the agreement with RepairPal, the debt converted into 18.2 million shares of preferred stock of RepairPal, since RepairPal completed a sale of at least $5 million of its preferred stock to other investors in November 2017. $1.1 million of the debt converted at 100% and the remaining $1.1 million of debt converted at 80% of the price in which the shares were sold to investors.

The aggregate carrying amount of the investment at December 31, 2017 and 2016 was $9.4 million and $9.3 million, respectively. The Company records these amounts in investments and other assets on the Consolidated and Combined Balance Sheets. No events or circumstances have occurred in 2017 that required the Company to estimate the fair value of the investment.

Note 5. Unfavorable Contracts Liability

Cars.com generated $163 million (or 26% of revenues) and $170 million (or 27% of revenues) through its wholesale channel in 2017 and 2016, respectively. The wholesale channel is where Cars.com products are sold by affiliate sales teams under six affiliate agreements covering nearly 100 markets. These affiliates are previous owners of Cars.com and have the exclusive right to sell and price Cars.com’s products and services in their local territories, paying Cars.com a wholesale rate for each Cars.com product sold. Under these agreements, Cars.com charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers. Four of the affiliate agreements expire in the fourth quarter of 2019 and two expire in June 2020. The unfavorable contracts liability relates to unfavorable wholesale contracts that Cars.com, LLC entered into as part of the acquisition by TEGNA in October 2014.

Related to these affiliate agreements are current liabilities that are recorded in other liabilities on the Consolidated and Combined Balance Sheets, with the remainder recorded in unfavorable contracts liability on the Consolidated and Combined Balance Sheets, which historically was amortized into revenue at an annual amount of $25 million until October 1, 2019. In November 2017, the Company announced an amendment to the agreement with The McClatchy Company (“McClatchy”), one of the Company’s affiliates, to convert five markets into the Cars.com direct sales channel prior to the October 2019 affiliate agreement expiration date. As a result, the Company amortized $0.4 million in 2017 as a reduction of affiliate revenue share instead of wholesale revenue.

In January 2018, the Company announced an amendment to the agreement with McClatchy to convert the remaining 17 affiliate markets into the Cars.com direct sales channel by October 2018, prior to the October 2019 affiliate agreement expiration date. The agreement follows the earlier November 2017 initial agreement to convert five markets. The Company also announced an amendment to the agreement with tronc, Inc. (“tronc”), one of the Company’s affiliates, to convert tronc’s eight affiliate markets into Cars.com’s direct retail channel, effective February 1, 2018. Upon conversion, tronc’s sales and support teams joined the Cars.com direct sales team.

The unfavorable contracts liability at December 31, 2017 and 2016 was $44.1 million and $69.3 million, respectively. The deferred consideration is recognized as wholesale revenue over the remaining term of the affiliate agreement on the Consolidated and Combined Statements of Income and was $24.8 million, $25.2 million and $25.2 million in 2017, 2016 and 2015, respectively.

Note 6. Defined Contribution Plan

Cars.com employees are eligible to participate in the Company’s principal defined contribution plan. Participants are eligible on the first day of the quarter following the date of hire after one month of service and are allowed to make tax-deferred contributions up to 100% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended.

Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company match is 100% of the employee’s contribution up to 3% of the employee’s salary, and thereafter 50% of the employee’s contribution, until the employee’s contributions reach 5% of the employee’s salary. All contributions are immediately fully vested. Cars.com recorded contributions to its defined contribution plans of $4.1 million, $4.0 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7. Fair Value Measurement

The Company measures and records certain assets at fair value in the accompanying consolidated and combined financial statements. U.S. GAAP establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and its own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1—	Quoted market prices in active markets for identical assets or liabilities;

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

Level 2—	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3—	Unobservable inputs developed using its own estimates and assumptions, which reflect those that a market participant would use.

Financial assets that are carried at fair value on a recurring basis in other current assets and investments and other assets on the Consolidated and Combined Balance Sheets consist of marketable securities held as LTIP investments.

The Company maintains an LTIP. Management has not made any new contributions to the LTIP subsequent to the Separation. The following table presents the LTIP investments carried at fair value as of December 31, 2017 and 2016, by category on the Consolidated and Combined Balance Sheets in accordance with the valuation hierarchy defined above (in thousands):

Fair value measurement as of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,765	$—	$—	$1,765
Fixed income fund				581
Total investments at fair value				$2,346

Fair value measurement as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,228	$—	$—	$2,228
Fixed income fund				1,031
Total investments at fair value				$3,259

Fair value for mutual funds is measured using Level 1 inputs and quoted market prices at the reporting date multiplied by the quantity held. The fixed income fund investment consists of a commingled fund for which quoted market prices are not available. The fair value of the investment represents the net asset value as provided by the trustee.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, and therefore, not included in the tables above. These assets include goodwill and intangible assets and result as acquisitions occur. The amounts assigned to intangible assets and goodwill as they relate to acquisitions are based on best estimate of the fair value. The Company uses an independent valuation specialist to assist in determining the fair value of the identified intangible assets at acquisition. The fair value of the significant identified intangible assets is generally estimated using a combination of an income approach using the discounted cash flow analysis and market approach using the guideline public company analysis, which represents a Level 3 fair value measurement. The income approach includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. The market approach also uses forecasted revenue and earnings, as well as comparable public company trading values. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk.

As the debt was recently issued in May 2017, the Company’s carrying amount for debt approximated fair value as of December 31, 2017. The fair value of the debt is measured using Level 2 inputs and are based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments.

Fair value of the Company’s financial instruments is determined as follows:

Description	Fair Value Methodology
Cash and cash equivalents and	The carrying amounts approximate fair value because of the short-term maturity of these assets.

Short-term investments

Fair value is based on (a) the trading prices of the investment or similar instruments, (b) an income approach, which uses valuation techniques to convert future amounts into a single present amount based on current market expectations about those future amounts when observable trading prices are not available.

Debt	Fair values were based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments.

Note 8. Share Appreciation Rights Plan

Effective as of January 1, 2012, the Company established a Share Appreciation Rights Plan (the "SAR Plan"). Eligible participants received a number of share appreciation rights annually that entitle the employee to receive the appreciation in the fair market value of

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

a share from the date of grant up to a specified date or dates plus an amount equal to the distributions per share. Awards granted in a given year vest to the participant over a three-year period. Benefits paid under the SAR Plan are made in cash, not common stock, at the end of the three-year vesting period from the original grant date. Expense related to the SAR Plan is recorded in accordance with the accounting standards for stock-based payments. Due to the cash settlement at the end of the performance period, the awards were classified as a liability and remeasured each reporting period at fair value.

A summary of share appreciation rights activity is presented below (amounts in thousands except for average price and remaining term):

	Rights/Units	Weighted Average Grant Price	Remaining Average Contract Term	Aggregate Intrinsic Value
Rights outstanding as of December 31, 2016	2,119	$8.16
Granted (1)	-	-
Settled	(1,387)	5.84
Canceled	(153)	12.76
Rights outstanding as of December 31, 2017	579	$12.50	0.4	$1,541
Rights vested as of December 31, 2017	511	$12.41	0.4	$1,402

(1) No share appreciation rights were granted to employees during 2017. Management does not expect to issue any new grants subsequent to the Separation.

	Rights/Units	Weighted Average Grant Price	Remaining Average Contract Term	Aggregate Intrinsic Value
Rights outstanding as of December 31, 2015	3,792	$5.74
Granted (1)	406	13.12
Settled	(2,019)	4.47
Canceled	(60)	12.84
Rights outstanding as of December 31, 2016	2,119	$8.16	0.5	$11,718
Rights vested as of December 31, 2016	1,755	$7.21	0.3	$10,427

(1) The grant date fair value of share appreciation rights granted in 2016 was $3.83.

	Rights/Units	Weighted Average Grant Price	Remaining Average Contract Term	Aggregate Intrinsic Value
Rights outstanding as of December 31, 2014	5,522	$4.71
Granted (1)	386	12.00
Settled	(2,116)	4.19
Canceled	-	-
Rights outstanding as of December 31, 2015	3,792	$5.74	0.2	$25,868
Rights vested as of December 31, 2015	3,534	$5.28	0.1	$25,580

(1) The grant date fair value of share appreciation rights granted in 2015 was $3.59.

The Company measures the fair value of awards issued under the SAR Plan using the Black-Scholes pricing model. Significant estimates used in the Black-Scholes pricing model include the: risk free interest rate, dividend yield, volatility and expected life. Each assumption is discussed below.

Risk-free interest rate—The Company bases the risk-free interest rate on the yield to maturity at the time of the award on corresponding U.S. government bonds having a remaining life that approximate the award’s expected life.

Expected dividend—The dividend assumption is based on its expectations about its dividend policy on the date of grant.

Expected volatility—The fair value of stock-based awards reflects volatility factors calculated using historical market data of comparable companies.

Expected life—The expected term represents the period that our stock-based awards are expected to be outstanding.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

The following assumptions were used to estimate the fair value of the share appreciation right awards issued in 2016:

Assumption	Values
2016 awards
Risk-free interest rate	1.8%
Expected dividend	0%
Expected volatility	28.7%
Expected life	1.0

Share appreciation rights (gain) expense in 2017, 2016 and 2015 was $(0.1) million, $1.5 million and $0.1 million, respectively. Share appreciation rights expense is recorded within general and administrative on the Consolidated and Combined Statements of Income. No share appreciation rights expense was capitalized as part of an asset. Deferred compensation liability related to the SAR Plan as of December 31, 2017 and December 31, 2016 was $1.6 million and $10.8 million, respectively, including $1.0 million and $9.1 million in primarily accrued share appreciation rights plans.

The aggregate intrinsic value, which includes a dividend component, related to share appreciation rights settled through cash payments in 2017 and 2016 was $9.1 million and $16.7 million, respectively. The aggregate fair value of share appreciation rights vested during 2017 and 2016 was $0.4 million and $1.2 million, respectively.

Total unrecognized compensation cost related to nonvested rights as of December 31, 2017 was $0.2 million and will be recognized in 2018. As of December 31, 2017, the remaining share appreciation rights obligation was $1.6 million, of which $1.0 million was paid in the first quarter of 2018 and $0.6 million will be paid in 2019.

Note 9. Debt – Term Loan and Revolving Credit Facility

Credit Agreement

On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at its request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon its total net leverage ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varies between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s net leverage ratio.

On May 31, 2017, the Company borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments which commenced on September 30, 2017. Debt issuance costs were $5.4 million at December 31, 2017. These debt issuance costs are recorded as a reduction of debt and the debt is accreted using the effective interest method with the amortization recorded in interest expense on the Consolidated and Combined Statements of Income.

Term Loan

As of December 31, 2017, the outstanding principal amount under the term loan was $438.8 million and the interest rate in effect was 3.13%. For the year ended December 31, 2017, the Company made $11.3 million in quarterly term loan payments.

Revolving Loan

As of December 31, 2017, the outstanding borrowings under the revolving loan was $145 million and the interest rate in effect was 3.13%. For the year ended December 31, 2017, the Company made $80.0 million in revolving loan payments. As of December 31, 2017, the Company was permitted to borrow an aggregate amount of $305 million under the revolving loan. The Company’s borrowings are limited by its net leverage ratio, which was 2.4 to 1 as of December 31, 2017. From January 1, 2018 through March 6, 2018, the Company voluntarily paid down an additional $25 million on the revolving loan and borrowed $165 million to fund the acquisitions of DI and LDM.

Debt Guarantors, Collateral, Covenants and Restrictions

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

The obligations under the Credit Agreement are guaranteed by the Guarantors and the Company. The Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates.

As of December 31, 2017, the Company remained in compliance with the covenants under its various credit agreements.

Long-term Debt Maturities

The table below presents the Company’s contractual payments at December 31, 2017 under then-outstanding long-term debt agreements in each of the next five calendar years:

Contractual obligations		Payments due by period
In thousands of dollars	Total	2018	2019	2020	2021	2022
Long-term debt (a)	$583,750	$22,500	$28,125	$33,750	$39,375	$460,000
(a) The long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt.

Note 10. Commitments and Contingencies

Commitments

The Company is obligated as lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a new lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. Total minimum payments throughout the remaining life of the lease are $55.8 million.

Rental expense in 2017, 2016 and 2015 was $7.3 million, $6.8 million and $6.4 million, respectively.

At December 31, 2017, Cars.com’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, were as follows:

Contractual obligations		Payments due by period
In thousands of dollars	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$59,853	$6,104	$4,337	$3,686	$3,496	$3,536	$38,694

Legal contingencies

The Company and its subsidiaries are parties from time to time in legal and administrative proceedings involving matters incidental to its business. These matters, whether pending, threatened or unasserted, if decided adversely to Cars.com or settled, may result in liabilities material to its consolidated financial position, results of operations or cash flows. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount.

Note 11. Income Taxes

On February 3, 2017, the Company entered into a Tax Matters Agreement with TEGNA, which governs the tax relationship between the Company and TEGNA for the tax periods through the May 31, 2017 separation of the Company from TEGNA. Under this agreement, TEGNA is responsible for all payments of federal and state income tax due with respect to pre-closing tax liabilities. Accordingly, TEGNA prepared all federal, state and local income tax returns for the pre-closing period.

Pursuant to the Tax Matters Agreement, TEGNA agreed to indemnify the Company for all pre-closing taxes, including any pre-closing taxes resulting from any audit, amendment, other change or adjustment, (ii) any taxes resulting from a breach by TEGNA of any covenant in the Tax Matters Agreement and (iii) any stamp, sales and use, gross receipts, value-added or other transfer taxes imposed on TEGNA on the separation of the Company from TEGNA. Any refund of pre-closing taxes, or other taxes for which TEGNA is responsible are for the benefit of, and will be paid to, TEGNA. The Company agreed to indemnify TEGNA for (i) all post-closing taxes, (ii) any taxes resulting from a breach by the Company of any covenant in the Tax Matters Agreement, (iii) any tax

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the separation transaction not being achieved, and (iv) any stamp, sales and use, gross receipts, value-added or other transfer tax imposed on the Company on the separation of the Company from TEGNA.

The significant components of the income tax expense (benefit) are as follows (in thousands):

	2017	2016	2015 (a)
Current
U.S. federal	$5,966	$1,001	$-
U.S. state & local	598	-	-
Total current income tax expense	6,564	1,001	-

Deferred
U.S. federal	(110,361)	(538)	-
U.S. state & local	1,516	125	-
Total deferred income tax expense	(108,845)	(413)	-
Income tax expense (benefit)	$(102,281)	$588	$-
(a) As a partnership, the Company generally was not subject to federal and state income tax. Therefore, the Company did not record income tax expense (benefit).

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands):

	2017	2016	2015 (a)
Income tax provision at statutory rate	$42,757	$521	$-
Tax effect of pre-Separation earnings	(16,210)	-	-
State income taxes, net of federal income tax benefit	2,294	67	-
Write-off of permanent outside basis difference	(50,687)	-	-
Effect of U.S. federal tax rate change	(80,298)	-	-
Other, net	(137)	-	-
	$(102,281)	$588	$-
(a) As a partnership, the Company generally was not subject to federal and state income tax. Therefore, the Company did not record income tax expense (benefit).

The Company’s effective tax rate for the year ended December 31, 2017 differed from the federal statutory rate of 35% primarily because of the non-cash income tax benefits of $16 million, $51 million and $80 million related to pre-Separation earnings, the write-off of the permanent outside basis difference resulting from the change in the tax status of the Cars.com, LLC flow-through entity and the reduction in the corporate federal income tax rate, respectively.

With the implementation of the post-Separation legal entity structure, the Company was required to record deferred tax assets and liabilities for temporary difference between financial accounting and tax reporting. Accordingly, the Company recorded $246 million of net deferred tax liabilities associated with the outside basis difference in the Cars.com, LLC flow-through entity, with the offset recorded in TEGNA’s investment net.

In October 2017, Cars.com, LLC prospectively changed its corporate structure to convert from being taxed as a partnership to being taxed as a C corporation. As a result of the change in corporate structure, Cars.com, LLC was also required to change its reporting of deferred tax assets and liabilities. During the period, the Company recorded a $51 million non-cash write-off of the permanent outside basis difference resulting from this reporting change.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The lower corporate income tax rate requires the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. The Company recognized a provisional tax benefit of $80 million during the period related to the revaluation of its net deferred tax liabilities, in accordance with ASC 740. The Company continues to evaluate the impacts of the Tax Cuts and Jobs Act and will consider additional guidance from the U.S. Treasury Department, Internal Revenue Service or other standard-setting bodies. Further adjustments, if any, will be recorded by the Company during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax asset (liability):
Federal and state net operating loss carryforwards	$18	$18
Accrued compensation	2,374	336
Unfavorable contracts liability	10,794	-
Other	3,740	40
Less: Valuation allowance	-	-
Total deferred tax assets	$16,926	$394
Depreciation	$(4,667)	$(98)
Intangibles	(156,968)	(8,621)
Other	(1,773)	-
Total deferred tax liabilities	$(163,408)	$(8,719)
Net deferred tax asset (liability)	$(146,482)	$(8,325)

Cars.com files a consolidated U.S. federal income tax return as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of completion at any given time. Generally, the Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after December 31, 2013.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The Company establishes valuation allowances if it is not likely it will realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, the Company’s historical financial results and tax planning strategies. In evaluating the likelihood of utilizing the Company’s net deferred income tax assets, the significant factors that the Company considers include (1) the Company’s recent history and forecasted profitability; (2) growth in the U.S. and global economies; and (3) future impact of taxable temporary differences. During 2017, after considering all positive and negative evidence and the four sources of taxable income, the Company concluded that its deferred income tax assets were more likely than not to be realized.

The Company has no unrecognized tax benefits related to uncertain tax positions for the years ended December 31, 2017, 2016 or 2015. The Company does not expect significant increases or decreases in their unrecognized tax benefits within the next 12 months.

There are no material amounts included in the balance at December 31, 2017 for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 12. Stock-based Compensation Plans

Omnibus Plan

In May 2017, the Cars.com Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and other stock-based and cash-based awards. A maximum of 18 million common stock shares may be issued under the Omnibus Plan. As of December 31, 2017, there were 16.9 million common stock shares available for future grants. The Company issues new shares of Cars.com common stock for shares delivered under the Omnibus Plan.

Prior to the Separation and distribution from TEGNA, certain Cars.com current and former employees received TEGNA RSUs based on TEGNA common stock. Due to the spin-off from TEGNA, all outstanding TEGNA RSUs held by certain Cars.com current and former employees following the Separation were converted into an award denominated in shares of Cars.com common stock, with the number of shares subject to the award adjusted in a manner intended to preserve the aggregate intrinsic value of the original TEGNA RSUs award as measured immediately before and after the Separation.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

Stock-based compensation expense, relates to awards issued in connection with and after the Separation, is recorded in general and administrative in the Consolidated and Combined Statements of Operations and the related income tax benefit was as follows (in thousands):

2017
Stock-based compensation expense	$2,627
Income tax benefit related to stock-based compensation included in net income	643

The table below summarizes Cars.com’s unearned compensation and weighted-average remaining period to recognize costs for all outstanding stock-based awards that are probable of vested as of December 31, 2017 (in thousands, except as noted):

	Unearned Compensation	Weighted- Average Remaining Period (in years)
RSUs	$10,129	3.0
Other	72	0.3
Total	$10,201	2.9

RSUs. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSU’s are subject to cliff or graded vesting, generally ranging between one and four years. The fair value of the RSUs is equal to the Company’s common stock price on the date of grant.

The table below summarizes RSU activity related to RSUs held by the Company’s current and former employees for the year ended December 31, 2017 (shares in thousands):

	RSUs	Weighted- Average Grant Price
Outstanding at December 31, 2016	-	$-
Shares converted at Separation	306	25.17
Granted	286	25.84
Vested	(4)	26.68
Forfeited	(62)	25.57
Outstanding at December 31, 2017	526	$25.48

The weighted average grant-date fair value of RSUs that vested during the year ended December 31, 2017 was $25.25. The total grant-date fair value of Cars.com RSUs that vested during the year ended December 31, 2017 was $1.8 million. As of December 31, 2017, there were 72,000 RSUs vested but not yet delivered.

Employee Stock Purchase Plan

On September 19, 2017, the Company’s Board of Directors approved the Cars.com Employee Stock Purchase Plan (the “ESPP”). Eligible employees may authorize payroll deductions of up to 10% of their base earnings with a maximum of $10,000 per every six-month offering period to purchase Cars.com common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of Cars.com at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. The ESPP offering period began in October 2017 and the Company will issue the first shares of common stock related to the ESPP in March 2018. For the year ended December 31, 2017, the Company recognized $0.1 million of stock-based compensation expense related to the ESPP. There are three million shares available for issuance under the ESPP and are valued under the Black-Scholes pricing model.

Note 13. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans unless the inclusion of such shares would have an anti-dilutive impact.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

The total shares outstanding on May 31, 2017, the date of Separation, was 71.6 million and is being utilized for the calculation of both basic and diluted earnings per share for the years ended December 31, 2016 and 2015, as no shared-based awards were outstanding prior to the Separation date.

The computations of the Company’s basic and diluted earnings per share are set forth below (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (a)	$224,443	$176,370	$157,838
Weighted-average common shares outstanding, basic	71,661	71,588	71,588
Effect of dilutive stock-based compensation awards	66	—	—
Weighted-average common shares outstanding, diluted	71,727	71,588	71,588
Earnings per share, basic	$3.13	$2.46	$2.20
Earnings per share, diluted	$3.13	$2.46	$2.20

(a) 2017 includes the tax benefit from the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. 2016 only includes DealerRater tax expense for the post-acquisition period. There was no tax expense recorded for 2015. See Note 11 of this report for additional information.

As of December 31, 2017, the Company has two classes of stock which consist of common stock and preferred stock. As of December 31, 2017, the Company has only issued common stock at a par value of $0.01.

Note 14. Segment Information

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker (the “CODM”) and are used in resource allocation and performance assessments. The Company’s CODM is the Cars.com President and Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated and combined financial results.

The Company has one operating and reportable segment that generates revenue through two sales channels which include: (i) Retail and (ii) Wholesale, and are presented on the Consolidated and Combined Statements of Income. The Company did not have any one customer that generated greater than 10% of total revenues in 2017, 2016 or 2015. Substantially all revenues were generated within the U.S. and all long-lived assets are located in the U.S.

Note 15. Related Party

The Company is party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. Related party revenue earned from this agreement was $3.4 million, $8.5 million and $7.7 million for 2017, 2016 and 2015, respectively. The commercial agreement with TEGNA is still effective after the Separation until 2020.

Prior to the Separation and distribution, TEGNA utilized a centralized approach to cash management and the financing of its operations, providing funds to its subsidiaries as needed. These transactions were recorded in “TEGNA’s investment, net” when advanced. Accordingly, none of TEGNA’s cash and cash equivalents were assigned to the Company in TEGNA’s financial statements. Cash and cash equivalents in the Company’s Consolidated and Combined Balance Sheets represent cash held locally by Cars.com.

Equity in the Consolidated and Combined Balance Sheets represents the accumulated balance of transactions between the Company and TEGNA, the Company’s paid-in-capital and TEGNA’s interest in the Company’s cumulative retained earnings, and are presented within “TEGNA’s investment, net.” The amounts comprising the accumulated balance of transactions between the Company and TEGNA and TEGNA affiliates include (i) the cumulative net assets attributed to the Company by TEGNA and TEGNA affiliates and (ii) the cumulative net advances to TEGNA representing the Company’s cumulative funds swept (net of funding provided by TEGNA and TEGNA affiliates to the Company) as part of the centralized cash management program. See Note 1 of this report for additional information.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements - Continued

Note 16. Selected Quarterly Financial Data (Unaudited)

Cars.com	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2017
Revenues	$153,174	$156,624	$159,899	$156,565
Cost of revenue and operations	15,902	15,540	18,176	15,923
Operating income	27,181	28,873	39,374	38,828
Net income	26,888	24,809	20,988	151,758
Earnings per share, basic	0.38	0.35	0.29	2.12
Earnings per share, diluted	0.38	0.35	0.29	2.11
2016
Revenues	$152,489	$156,650	$162,295	$161,672
Cost of revenue and operations	13,559	13,628	15,033	14,574
Operating income	33,778	41,875	52,168	48,829
Net income	33,699	42,020	51,845	48,806
Earnings per share, basic	0.47	0.59	0.72	0.68
Earnings per share, diluted	0.47	0.59	0.72	0.68

Note 17. Subsequent Events

In January 2018, the Company announced certain amendments to its affiliate agreements with McClatchy and tronc. See Note 5 of this report for additional information.

In February 2018, the Company acquired all of the outstanding stock of Dealer Inspire Inc., an innovative technology leader providing progressive dealer websites, digital retailing and messaging platform products, and certain assets of Launch Digital Marketing LLC, a provider of digital automotive marketing services, including paid, organic, social and creative services (collectively, “the Acquisition”). The Acquisition consists of proprietary solutions that are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions. The Company paid $165 million in cash at closing before transaction fees and expenses. In addition to consideration already paid, the Company may pay additional consideration of up to $40 million based on future performance over a three-year period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. During the period covered by this report, to assist management in this evaluation, we, with the assistance of a third-party internal audit service provider, established a new internal audit function. Our internal control system is supported by written policies and procedures and contains self-monitoring mechanisms which will be audited by the internal audit function. During the period covered by this report, we also established a Disclosure Committee, which consists of certain members of management and meets on a quarterly basis and otherwise as needed.

Management's Report on Internal Control Over Financial Reporting

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, the Company is an emerging growth company, as defined under the JOBS Act, and are subject to reduced public company reporting requirements. The JOBS Act provides that an emerging growth company is not required to have the effectiveness of the Company's internal control over financial reporting audited by its external auditors for as long as the Company is deemed to be an emerging growth company.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

During the period covered by this report, we, with the assistance of a third-party internal audit service provider, established a new internal audit function, and we established a Disclosure Committee (each as described in Item 9, “Disclosure Controls and Procedures”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included under the captions “Article 2: Corporate Governance,” “Article 3: Executive Officers” and “Article 7: Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

We are an emerging growth company, as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved. The information required by Item 11 will be included under the captions “Article 2: Corporate Governance— Compensation of Non-Employee Directors” and “Article 4: Executive Compensation” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included under the caption “Article 7: Security Ownership—Security Ownership of Certain Beneficial Owners and Management” in in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included under the captions “Article 2: Corporate Governance” and “Article 8: Certain Relationships and Related Person Transactions” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is included under the caption “Article 5—Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8, “Financial Statements and Supplementary Data” herein.
(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated and combined financial statements or notes thereto.

(b) Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference.

Exhibit Index

Exhibit Number	Description

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: March 6, 2018	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ T. Alex Vetter	President and Chief Executive Officer	March 6, 2018
T. Alex Vetter	(Principal Executive Officer)

/s/ Becky A. Sheehan	Executive Vice-President and Chief Financial Officer
Becky A. Sheehan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board
Scott Forbes

/s/ Jerri DeVard	Director
Jerri DeVard

/s/ Jill Greenthal	Director
Jill Greenthal

/s/ Thomas Hale	Director
Thomas Hale

/s/ Donald A. McGovern, Jr.	Director
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director
Greg Revelle

/s/ Bala Subramanian	Director
Bala Subramanian

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2017	$3,527	$2,452	$4,037	$674	$2,616
2016	2,310	4,632	3,935	520	3,527
2015	2,135	2,515	3,024	684	2,310