Form 10-Q
period 2018-03-31
Cars.com Inc.
filed 2018-05-09
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 71,885,809 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated and Combined Balance Sheets

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,501	$20,563
Accounts receivable, net of allowance of $2,890 and $2,616, respectively	108,267	100,857
Prepaid expenses	17,419	11,408
Other current assets	10,822	9,811
Total current assets	148,009	142,639
Property and equipment, net	40,545	39,740
Goodwill	884,898	788,107
Intangible assets, net of accumulated amortization of $264,697 and $243,520, respectively	1,580,224	1,529,500
Investments and other assets	10,410	11,053
Total assets	$2,664,086	$2,511,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,247	$6,581
Accrued compensation	9,209	14,185
Unfavorable contracts liability	25,200	25,200
Current portion of long-term debt	21,198	21,158
Other accrued liabilities	41,250	23,025
Total current liabilities	109,104	90,149
Noncurrent liabilities:
Unfavorable contracts liability	12,585	18,885
Long-term debt	681,846	557,194
Deferred tax liability	162,242	146,482
Other noncurrent liabilities	19,952	19,201
Total noncurrent liabilities	876,625	741,762
Total liabilities	985,729	831,911
Commitments and contingent liabilities
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock at par, $0.01 par value; 300,000,000 shares authorized; 71,864,619 and 71,627,611 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	719	716
Additional paid-in capital	1,500,127	1,501,830
Retained earnings	177,511	176,582
Total stockholders' equity	1,678,357	1,679,128
Total liabilities and stockholders' equity	$2,664,086	$2,511,039

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Retail	$132,343	$112,245
Wholesale(1)	27,614	40,929
Total revenues	159,957	153,174
Operating expenses:
Cost of revenues and operations	19,086	15,902
Product and technology	22,333	18,917
Marketing and sales	66,035	59,001
General and administrative	18,116	7,739
Affiliate revenue share	3,283	2,361
Depreciation and amortization	23,938	22,073
Total operating expenses	152,791	125,993
Operating income	7,166	27,181
Nonoperating (expense) income:
Interest (expense) income, net	(5,957)	41
Other (expense) income, net	(16)	84
Total nonoperating (expense) income, net	(5,973)	125
Income before income taxes	1,193	27,306
Income tax expense	264	418
Net income	$929	$26,888
Earnings per share, basic	$0.01	$0.38
Weighted-average common shares outstanding, basic	71,952	71,588
Earnings per share, diluted	$0.01	$0.38
Weighted-average common shares outstanding, diluted	72,122	71,588

(1)	For information related to related party transactions, see Note 12 (Related Party Transactions).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity

Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$1,679,128
Net income	—	—	—	—	—	929	929
Transactions with TEGNA, net (1)	—	—	175	2	(2,685)	—	(2,683)
Shares issued in connection with stock- based compensation plans, net of shares withheld for taxes	—	—	62	1	(618)	—	(617)
Stock-based compensation expense	—	—	—	—	1,600	—	1,600
Balance at March 31, 2018	—	$—	71,865	$719	$1,500,127	$177,511	$1,678,357

(1)	For information related to related party transactions, see Note 12 (Related Party Transactions).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$929	$26,888
Adjustments to reconcile Net income to operating cash flows:
Depreciation	2,761	2,606
Amortization of intangible assets	21,177	19,467
Amortization of unfavorable contracts liability	(6,300)	(6,300)
Stock-based compensation expense	1,600	—
Deferred income taxes	160	(170)
Provision for doubtful accounts	995	763
Amortization of debt issuance costs	317	—
Other, net	129	(84)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,208	6,095
Prepaid expenses	(5,691)	139
Other current assets	(1,027)	183
Other assets	643	524
Accounts payable	518	(2,680)
Accrued compensation	(5,148)	(12,810)
Other accrued liabilities	13,839	10,133
Other noncurrent liabilities	(1,449)	(1,038)
Net cash provided by operating activities	26,661	43,716
Cash flows from investing activities:
Purchase of property and equipment	(2,513)	(5,609)
Payment for Acquisition, net (1)	(156,968)	—
Net cash used in investing activities	(159,481)	(5,609)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	165,000	—
Payments of long-term debt	(40,625)	—
Payments of stock-based compensation plans withholding taxes	(617)	—
Transactions with TEGNA, net	—	(45,052)
Net cash provided by (used in) financing activities	123,758	(45,052)
Net decrease in cash and cash equivalents	(9,062)	(6,945)
Cash and cash equivalents at beginning of period	20,563	8,896
Cash and cash equivalents at end of period	$11,501	$1,951

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$293	$—
Cash paid for interest	5,552	—

(1)	For information related to the Acquisition, see Note 3 (Business Combination and Goodwill).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements

(Unaudited)

NOTE 1.  Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business and Company History. Cars.com (“the Company”) is a leading two-sided digital automotive marketplace that creates meaningful connections between consumers (individuals researching cars or looking to purchase a car) and partners, dealer customers and automotive original equipment manufacturers (“OEMs”). While connecting advertising partners with in-market car shoppers and providing data-driven intelligence to increase inventory turn and gain market share, the Company empowers consumers with resources and information to assist them in making better informed buying decisions around The 4Ps of Automotive MarketingTM: Product, Price, Place and Person. The Company has evolved into one of the largest digital automotive platforms, connecting tens of thousands of local dealers across the country with millions of consumers. Through trusted expert content, on-the-lot mobile features and intelligence, millions of new and used vehicle listings, a comprehensive set of pricing and research tools, and the largest database of consumer reviews in the industry, the Company believes Cars.com is transforming the car shopping experience.

In May 2017, the Company separated from its former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). The Company filed a Registration Statement on Form 10 relating to the Separation with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on May 15, 2017. On May 31, 2017, the Company made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of the Company’s common stock. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of the Company’s common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

In February 2018, the Company acquired all of the outstanding stock of Dealer Inspire Inc. (“DI”) and substantially all of the net assets of Launch Digital Marketing LLC (“LDM”). For additional information, see Note 3 (Business Combination and Goodwill).

Basis of Presentation.  These accompanying unaudited interim Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K dated March 6, 2018 (the “December 31, 2017 Consolidated and Combined Financial Statements”).

The significant accounting policies used in preparing these Consolidated and Combined Financial Statements were applied on a basis consistent with those reflected in the December 31, 2017 Consolidated and Combined Financial Statements. In the opinion of management, the Consolidated and Combined Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

Use of Estimates.  The preparation of the accompanying unaudited interim Consolidated and Combined Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated and Combined Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

Principles of Consolidation.  The accompanying unaudited Consolidated and Combined Financial Statements include the accounts of Cars.com Inc. and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. The accompanying unaudited Consolidated and Combined Financial Statements for the three months ended March 31, 2017 are derived from the historical accounting records of TEGNA and present its financial position, results of operations and cash flows as if the Company were a separate entity for the period ended March 31, 2017 and include allocations of certain TEGNA corporate expenses, such as insurance and other general corporate overhead expenses. All significant intercompany transactions between either (i) the Company and TEGNA or (ii) the Company and TEGNA affiliates have been included within the Consolidated and Combined Financial Statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The total net effect of these intercompany transactions is reflected in “Transactions with TEGNA, net” in the Consolidated and Combined Statements of Cash Flows as financing activities.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

Reclassifications.  Certain prior year balances have been reclassified to conform to the current year presentation. Cost of revenues and operations have been reclassified from the product support, technology and operations line item into a separate line item. Depreciation expense amounts have also been reclassified from the General and administrative line item into the amortization of intangible assets line item, which has been renamed Depreciation and amortization. There are no changes to total Operating expenses, Operating income or Net income.

NOTE 2. Recent Accounting Pronouncements

Revenue Recognition. The Financial Accounting Standards Board (the “FASB”) amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s primary source of revenue is the sale of online subscription advertising products and services, which will continue to be recognized ratably over the contract term as the service is provided to the customer. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The adoption did not have a material impact on its Consolidated and Combined Financial Statements. For further information, see Note 10 (Revenues).

Financial Instruments – Equity Investments. In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments—Overall, amending several elements surrounding the recognition and measurement of financial instruments and requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Effective January 1, 2018, the Company adopted this ASU on a prospective basis. The adoption did not have a material impact on its Consolidated and Combined Financial Statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASC 2016-13”) changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this new guidance, the Company will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for the Company on January 1, 2020 and will be adopted using a modified retrospective approach. The Company is currently evaluating this new guidance and does not expect it to have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

Stock-Based Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation, clarifying when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications and allowing for certain changes to awards without accounting for them as modifications. Effective January 1, 2018, the Company adopted the ASU on a prospective basis. The adoption did not have a material impact on its Consolidated and Combined Financial Statements.

Definition of a Business.  In January 2017, the FASB issued ASU 2017-01, Business Combinations, clarifying the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Effective January 1, 2018, the Company adopted this ASU on a prospective basis. The adoption did not have a material impact on its Consolidated and Combined Financial Statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to recognize assets and liabilities on the Consolidated and Combined Balance Sheets for leases with lease terms of more than 12 months and to disclose additional quantitative and qualitative information about leasing arrangements. The new guidance is effective for the Company on January 1, 2019 and will be adopted using a modified retrospective approach. Although the Company is currently evaluating the provisions of the ASU to determine its full impact on the Company’s Consolidated and Combined Financial Statements, the primary impact will be to record assets and liabilities for current operating leases, which are principally related to real estate.

NOTE 3.  Business Combination and Goodwill

On February 21, 2018, the Company acquired all of the outstanding stock of DI, an innovative technology leader providing progressive dealer websites, digital retailing and messaging platform products, and substantially all of the net assets of LDM, a provider of digital automotive marketing services, including paid, organic, social and creative services (collectively, the “Acquisition”). The Acquisition consists of proprietary solutions that are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

The Company expensed as incurred total acquisition-related costs of $4.7 million, of which $4.1 million was recorded during the three months ended March 31, 2018. These costs were recorded in General and administrative in the Consolidated and Combined Statements of Income. In connection with the Acquisition, DI’s unvested equity awards were cash settled for a total of $5.7 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Income Statements.

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third party valuations that utilize customary valuation procedures and techniques, such as the income approach. These preliminary fair values are subject to change within the one-year measurement period. The Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Cash consideration (1)	$164,148
Contingent consideration (2)	2,200
Cash settlement of DI's unvested equity awards (3)	(5,700)
Total consideration	$160,648

Cash	$1,480
Accounts receivable	11,613
Property and equipment	1,215
Other assets	320
Identified intangible assets (4)	71,900
Total assets acquired	86,528
Accounts payable	(2,514)
Deferred tax liability	(15,600)
Other liabilities	(4,557)
Total liabilities assumed	(22,671)
Net identifiable assets	63,857
Goodwill	96,791
Total consideration	$160,648

(2)	A reconciliation of cash consideration to Payment for Acquisition, net in the Consolidated and Combined Statements of Cash Flows is as follows (in thousands):

Cash consideration	$164,148
Less: Cash settlement of DI's unvested equity awards (3)	(5,700)
Less: Cash acquired	(1,480)
Payment for Acquisition, net	$156,968

(3)

As part of the Acquisition, the Company may be required to pay up to an additional $15 million in cash consideration to the former owners of the acquired businesses. The actual amount to be paid will be based on the acquired businesses’ future performance related to certain revenue targets to be attained over a three-year performance period. The fair value was estimated utilizing the income approach valuation technique. The contingent consideration liability is recorded in other noncurrent liabilities in the Consolidated and Combined Balance Sheets.

(4)

In connection with the Acquisition, DI’s unvested equity awards were cash settled. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Income Statements, as follows: $3.9 million in Product and technology, $1.0 million in Cost of revenues and operations, $0.5 million in Marketing and sales and $0.3 million in General and administrative.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

(5)	Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Developed technology	$39,500	4
Customer relationships	18,300	4
Trade names	14,100	10
Total	$71,900

In addition to the total consideration of $160.6 million, the Company granted stock-based compensation awards, worth up to $25.5 million, to certain employees. These awards require continued employee service and are based on the acquired businesses’ future performance related to certain revenue targets to be attained over a three-year performance period. For further information, see Note 9 (Stock-based compensation).

Goodwill. In connection with the Acquisition, the Company recorded goodwill in the amount of $96.8 million, which is primarily attributable to sales growth from existing and future technology, product offerings and customers and the value of the acquired assembled workforce. Of the total goodwill recorded in connection with the Acquisition, approximately $14.7 million is deductible for income tax purposes. The Company’s goodwill activity for the three months ended March 31, 2018 is as follows (in thousands):

December 31, 2017	$788,107
Additions	96,791
March 31, 2018	$884,898

Pro forma Financial Information (unaudited). The unaudited pro forma information presented below summarizes the combined revenues and net income of the Company and DI and LDM, as if the Acquisition had been completed on January 1, 2017 and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for compensation expense related to the cash settlement of DI’s unvested equity awards, acquisition and integration costs, incremental intangible asset amortization based on the fair values of each identifiable intangible asset, interest expense on the borrowings under the revolving loan to fund the Acquisition and certain other compensation related costs, including stock-based compensation and retention bonuses. Pro forma adjustments were tax-affected at the Company’s corporate blended statutory tax rate applicable during the periods.

This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the Acquisition had taken place on January 1, 2017, nor the results that may be obtained in the future. The unaudited pro forma information does not reflect future synergies or other such costs or savings.

Selected unaudited pro forma information for the three months ended March 31, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$168,347	$162,089
Net income	7,103	23,710

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

From the date of the Acquisition, the Company included DI’s and LDM’s financial results in its Consolidated and Combined Statements of Income for the three months ended March 31, 2018. DI and LDM contributed revenues of $5.7 million and a net loss of $5.7 million to the Company’s financial results for the three months ended March 31, 2018. DI’s and LDM’s financial results for the three months ended March 31, 2018 include the $5.7 million cash settlement of DI’s unvested equity awards, incremental intangible asset amortization related to the Acquisition and certain other compensation related costs, including stock-based compensation and retention bonuses.

NOTE 4.  Unfavorable Contracts Liability

In connection with the October 2014 acquisition of Cars.com by TEGNA, the Company entered into affiliate agreements with the former owners of Cars.com. Under the affiliate agreements, affiliates have the exclusive right to sell and price Cars.com’s products and services in their local territories, paying Cars.com a wholesale rate for the Cars.com product. The Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers and recognizes revenue generated from these agreements as Wholesale revenues in the Consolidated and Combined Statements of Income. The unfavorable contracts liability was established as a result of these unfavorable affiliate agreements that the Company entered into as part of the acquisition by TEGNA.

Prior to the affiliate conversions discussed below, over the annual contract period, the Company recognized $25.2 million of Wholesale revenues with a corresponding reduction of the unfavorable contracts liability. As of March 31, 2018 and December 31, 2017, the unfavorable contracts liability on the Consolidated and Combined Balance Sheets was $37.8 million and $44.1 million, respectively. Of the total unfavorable contracts liability balances, $25.2 million was recorded in current liabilities on the Consolidated and Combined Balance Sheet as of March 31, 2018 and December 31, 2017.

In January 2018, the Company announced it amended its affiliate agreement with The McClatchy Company (“McClatchy”) to convert McClatchy’s 22 affiliate markets into the Company’s direct sales channel in phases, on or before October 2018, prior to the original October 2019 affiliate agreement expiration date.

In January 2018, the Company amended its affiliate agreement with tronc, Inc. (“tronc”) to convert tronc’s eight affiliate markets into the Company’s direct sales channel, effective February 1, 2018.

The Company now has a direct relationship with the dealer customers and recognizes the revenue associated with converted markets as Retail revenues, rather than Wholesale revenues, in the Consolidated and Combined Statements of Income. In addition, as part of the recent changes in the structure of the affiliate agreements, the Company engaged McClatchy and tronc to perform certain marketing support and transition services through December 31, 2019 and March 31, 2020, respectively. The fees associated with the amended affiliate agreements are recorded as Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

The Company no longer records the amortization of the unfavorable contracts liability associated with the converted markets to revenues as the Company is recognizing this revenue at retail rates. The amortization of the unfavorable contracts liability is now recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

Therefore, during the three months ended March 31, 2018, the Company recorded $3.1 million as a reduction to Affiliate revenue share, rather than Wholesale revenues, in the Consolidated and Combined Statements of Income. The reduction to Affiliate revenue share was partially offset by the fees associated with the marketing support and transition services.

The Company’s unfavorable contracts liability activity for the three months ended March 31, 2018 is as follows (in thousands):

Balance at December 31, 2017	$44,085
Amortization into Wholesale revenues (1)	(3,226)
Amortization into Affiliate revenue share (2)	(3,074)
Balance at March 31, 2018	$37,785

(1)	Amount represents the amortization of the unfavorable contracts liability related to the remaining affiliate agreements into Wholesale revenues in the Consolidated and Combined Statements of Income.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

(2)

Amount represents the amortization of the unfavorable contracts liability related to the converted McClatchy and tronc affiliate agreements into Affiliate revenue share within Operating Expenses in the Consolidated and Combined Statements of Income.

NOTE 5. Debt

Term Loan. As of March 31, 2018, the outstanding principal amount under the term loan was $433.1 million and the interest rate in effect was 3.8%. During the three months ended March 31, 2018, the Company made $5.6 million in quarterly term loan payments.

Revolving Loan. As of March 31, 2018, the outstanding borrowings under the revolving loan was $275.0 million and the interest rate in effect was 3.6%. During the three months ended March 31, 2018, the Company borrowed $165.0 million to fund the Acquisition and made $35.0 million in revolving loan payments. As of March 31, 2018, the Company was permitted to borrow an additional $175.0 million under the revolving loan. The Company’s borrowings are limited by its net leverage ratio, which was 2.9 to 1.0 as of March 31, 2018.

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading pricing, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of March 31, 2018.

As of March 31, 2018, the Company is in compliance with the covenants under its various credit agreements.

NOTE 6.  Income Taxes

Prior to the Separation, Cars.com LLC was a multi-member LLC that was considered a partnership for U.S. income tax purposes. Multi-member LLCs are generally considered flow-through entities and therefore are not subject to federal, state or local income taxes. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation contains several key tax provisions that impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company continues to evaluate the impacts of the Tax Cuts and Jobs Act and will consider additional guidance from the U.S. Treasury Department, Internal Revenue Service or other standard-setting bodies. Further adjustments, if any, will be recorded by the Company during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Income tax expense was $0.3 million for the three months ended March 31, 2018, compared to $0.4 million for three months ended March 31, 2017. The current period income tax expense reflects the financial activity for three months of Cars.com and DMR Holdings, Inc. (“DealerRater”), the Company’s only subsidiary prior to the Acquisition, and the financial results of DI and LDM for the post-acquisition period of February 21, 2018 through March 31, 2018. The prior period income tax expense represents only the financial activity of DealerRater. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 22.1% for the three months ended March 31, 2018 and differed from the U.S. federal statutory rate primarily due to state income taxes, nondeductible transaction costs and certain limitations on the deductibility of executive compensation, partially offset by excess tax benefits from stock-based compensation.

NOTE 7.  Commitments and Contingencies

The Company and its subsidiaries are parties from time to time in legal and administrative proceedings involving matters incidental to its business. These matters, whether pending, threatened or unasserted, if decided adversely to the Company or settled, may result in liabilities material to its financial position, results of operations or cash flows. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

NOTE 8. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a share repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program with cash from operations. During the three months ended March 31, 2018, the Company did not make any share purchases.

NOTE 9.  Stock-Based Compensation

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSU’s is equal to the Company’s common stock price on the date of grant. During the three months ended March 31, 2018, the Company granted 772,000 PSUs at a weighted average grant date fair value of $27.40 per unit. Of the total PSUs granted, 632,000 PSUs were granted to certain employees in connection with the Acquisition and require continued employee service. The percentage of PSUs that shall vest will range from 0% to 150% of the number of PSUs granted based on the acquired businesses’ future business performance related to certain revenue targets over a three-year performance period. These PSUs are subject to graded vesting over three years. The remaining PSUs granted during the three months ended March 31, 2018 require continued employee service. The percentage of these PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future business performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a two year performance period. These PSUs are subject to graded vesting over three years.

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSU’s are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. During the three months ended March 31, 2018, the Company granted 419,000 RSUs at a weighted-average grant-date fair value of $26.89 per unit.

Employee Stock Purchase Plan ("ESPP”). During the three months ended March 31, 2018, the Company completed its first offering period and will issue 21,000 shares of the Company’s common stock in connection with the ESPP during the second quarter of 2018.

NOTE 10.  Revenues

The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable it will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be provided to the customer. The Company allocates the contractual transaction price to each distinct performance obligation and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through the Company’s direct sales force (Retail revenues) and affiliate sales channels (Wholesale revenues).

Online Subscription Advertising Products and Services Revenue. The Company’s primary source of Retail and Wholesale revenues is through the sale of online subscription advertising products to dealer customers through varying levels of subscription packages. The Company’s subscription packages provide the dealer customer’s available new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with a one-year contract term that is automatically renewed, typically on a month-to-month basis. The Company recognizes subscription package revenues ratably as the service is provided over the contract term. Online subscription advertising products and services revenue is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

The Company also offers its customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. The Company does not sell add-on products separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation and the Company recognizes the related revenue ratably as the services are provided over the contract term.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

As part of the acquisition of DI, the Company also provides services related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. The Company recognizes revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

The Company’s affiliates also sell online subscription advertising products to dealer customers and the Company earns Wholesale revenues through its affiliate agreements. Affiliates are assigned certain sales territories in which they sell the Company’s products. Under these agreements, the Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers. The Company recognizes Wholesale revenues ratably as the service is provided over the contract term. In situations where the Company’s direct sales force sells the Company’s products within an affiliate’s assigned territory, the Company pays the affiliate a revenue share which is classified as “Affiliate revenue share” in the Consolidated and Combined Statements of Income. Wholesale revenues also includes a portion of the amortization of the unfavorable contracts liability. For further information, see Note 4 (Unfavorable contracts liability).

Display Advertising Products and Services Revenue. The Company also earns revenue through the sale of display advertising on the Company’s website to national advertisers, pursuant to fixed fee or transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. For fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed, the Company recognizes revenue ratably as the service is provided over the contract term. For transaction-based contracts, the Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as Deferred revenue and recognized as revenue when earned. Display advertising products revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

As part of the acquisition of LDM, the Company also provides services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services. The Company recognizes revenue related to these services primarily at the point in time the service is provided. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Pay Per Lead Revenue. The Company also sells certain leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. The Company recognizes pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per leads is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

Other Revenue.  Other revenue primarily includes revenues related to vehicle listing data sold to third-parties and peer-to-peer vehicle advertising. The Company recognizes other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Revenue Summary.  In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended March 31,
Sales channel	2018	2017
Direct	$101,478	$83,635
National advertising	26,818	24,936
Other	4,047	3,674
Retail	132,343	112,245
Wholesale	27,614	40,929
Total revenues	$159,957	$153,174

Major products and services
Online subscription advertising	$123,777	$121,323
Display advertising	26,023	22,452
Pay per lead	7,556	7,249
Other	2,601	2,150
Total revenues	$159,957	$153,174

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

Practical Expedient and Exemption. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 11.  Earnings per share

Basic earnings per share is calculated by dividing Net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact.

The Company’s computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income	$929	$26,888
Basic weighted-average shares outstanding (1)	71,952	71,588
Effect of dilutive stock-based compensation awards	170	—
Diluted weighted-average shares outstanding	72,122	71,588
Earnings per share, basic	$0.01	$0.38
Earnings per share, diluted	$0.01	$0.38

(1)

The total shares outstanding on May 31, 2017, the date of Separation, was 71.6 million. The total number of shares outstanding on that date is being utilized for the calculation of both basic and diluted earnings per share for the three months ended March 31, 2017, as no equity-based awards were outstanding prior to the Separation date.

NOTE 12.  Related Party Transactions

As a result of the Separation, certain stock-based awards previously granted by TEGNA to its employees were converted into stock of both TEGNA and Cars.com. The Company is responsible for any employee payroll taxes related to awards settled in Cars.com common stock for which stock was withheld for payroll tax purposes. During the three months ended March 31, 2018, the Company withheld $2.7 million, which is recorded as a reduction of Additional paid-in capital on the Consolidated and Combined Balance Sheets.

The Company is party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. During the three months ended March 31, 2017, related party revenue generated with this agreement was $2.1 million. Although TEGNA is no longer a related party, the commercial agreement with TEGNA is still effective after the Separation.

Note About Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

Important factors that could cause actual results or events to differ materially from those anticipated include, among others:

•	Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.
•	We participate in a highly competitive market, and pressure from existing and new companies may materially and adversely affect our business, results of operations and financial condition.
•

If we fail to maintain or increase our base of subscribing dealer customers that purchase listings on our sites or to increase our revenue from subscribing dealer customers, our business, results of operations and financial condition would be materially and adversely affected.

•

We compete with other consumer automotive websites and mobile applications and other digital content providers for share of automotive-related digital advertising spending and may be unable to maintain or grow our base of third-party advertising customers or increase our revenue from existing third-party advertisers.

•	We rely on third-party service providers for many aspects of our business, including automobile pricing and other data, and any failure to maintain these relationships could harm our business.
•	We rely on in-house content creation and development to drive traffic to the Cars.com sites and mobile applications.
•

We rely in part on Internet search engines and “mobile application download stores” to drive traffic to the Cars.com sites and mobile applications. If the Cars.com sites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com sites and mobile applications would decline and our business would be materially and adversely affected.

•	The value of our assets or operations may be diminished if our information technology systems fail to perform adequately.
•

We rely on technology systems’ availability and ability to prevent unauthorized access. If our security and resiliency measures fail to prevent all incidents, it could result in damage to our reputation, additional costs and liabilities.

•

Our business depends on a strong Cars.com brand, and any failure to maintain, protect and enhance our brand could hurt our ability to retain or expand our base of consumers, dealer customers and advertisers, and our ability to increase the frequency with which consumers, dealer customers and advertisers use our services.

•	We cannot assure you that we will be able to continue to successfully develop and launch new products or grow our complementary product offerings.
•	Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenues will decrease.
•	If we do not adapt to automated buying strategies quickly, our display advertising revenue could be adversely affected.
•

If our mobile applications do not continue to meet consumer demands or we are unable to successfully monetize our mobile advertising solutions, our business, results of operations and financial condition may be materially and adversely affected.

•

Dealer closures or consolidation among dealer customers or Original Equipment Manufacturers ("OEMs”) could reduce demand for, and the pricing of, our marketing solutions and advertising on our sites and mobile applications, thereby leading to decreased earnings.

•	If growth in the online and mobile automotive advertising market stagnates or declines, our business, results of operations and financial condition could be materially and adversely affected.

•	Our ability to generate wholesale revenues depends, in part, on the performance of third parties who sell our solutions pursuant to affiliate agreements.
•

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

•

Strategic acquisitions, investments and partnerships could pose various risks, increase our leverage, dilute existing stockholders and significantly impact our ability to expand our overall profitability. In addition, acquisitions may divert management’s attention from the operation of our core business and we may be unable to successfully implement effective cost controls or achieve expected synergies.

•	The value of our existing intangible assets may become impaired, depending upon future operating results.
•	Adverse results from litigation or governmental investigations could impact our business practices and operating results.
•

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our business, results of operations and financial condition.

•	If we expand into new geographic markets, we may be prevented from using our brands in such markets.
•	Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.
•	Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.
•	We have a limited history of operating as an independent company.
•	There could be significant liability if the Separation is determined to be a taxable transaction.
•	We may be unable to engage in certain corporate transactions after the Separation, because such transactions could jeopardize the intended tax-free status of the distribution.
•	We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially and adversely affect our business.
•

Fulfilling our obligations incidental to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act, will place significant demands on our management, administrative and operational resources, including accounting and information technology resources.

•	Our debt agreements contain restrictions that may limit our flexibility in operating our business.
•	Increases in interest rates could increase interest payable under our variable rate indebtedness.
•	We do not expect to pay any cash dividends for the foreseeable future.
•	Your percentage of ownership in Cars.com may be diluted in the future.
•

We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

•

Certain provisions of our certificate of incorporation, by-laws, tax matters agreement, separation and distribution agreement, employee matters agreement, transition services agreement, and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.

•

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

For a detailed discussion of these risks and uncertainties, see Part I, Item 1A— “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018. All forward-looking statements made in this this Quarterly Report on Form 10-Q are qualified by these cautionary statements. The forward-looking statements contained herein are based only on information currently available to us and speak only as of the date of this this Quarterly Report on Form 10-Q. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated and Combined Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Note About Forward-Looking Information” in this Quarterly Report on Form 10-Q. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows would have been had we been a stand-alone company during the applicable periods presented or what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “Cars.com,” “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

We are a leading two-sided digital automotive marketplace that creates meaningful connections between consumers (individuals researching cars or looking to purchase a car) and partners, dealer customers and automotive original equipment manufacturers (“OEMs”). While connecting advertising partners with in-market car shoppers and providing data-driven intelligence to increase inventory turn and gain market share, we empower consumers with resources and information to assist them in making better informed buying decisions around The 4Ps of Automotive MarketingTM: Product, Price, Place and Person. We have evolved into one of the largest digital automotive platforms, connecting tens of thousands of local dealers across the country with millions of consumers. Through trusted expert content, on-the-lot mobile features and intelligence, millions of new and used vehicle listings, a comprehensive set of pricing and research tools, and the largest database of consumer reviews in the industry, we believe Cars.com is transforming the car shopping experience.

In May 2017, we separated from our former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). We filed a Registration Statement on Form 10 relating to the Separation with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on May 15, 2017. On May 31, 2017, we made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017. Each holder of TEGNA common stock received one share of our common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes.

In February 2018, we acquired all of the outstanding stock of Dealer Inspire Inc. (“DI”) and substantially all of the net assets of Launch Digital Marketing LLC (“LDM”) (collectively, “the Acquisition”). For additional information, see Note 3 (Business Combination and Goodwill) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Overview of Results

	Three Months Ended March 31,
In thousands (except percentages)	2018	2017
Revenues	$159,957	$153,174
Net income	929	26,888
Retail revenues as % of total revenues	83%	73%
Wholesale revenues as % of total revenues	17%	27%

2018 Highlights

•

In January 2018, we announced amendments to two of our affiliate agreements, representing approximately 60% of our wholesale revenues, to convert those markets from affiliate markets into our direct sales channel, effective February 1, 2018. Upon one of those affiliate conversions, the affiliate’s sales and support teams joined our direct sales team. We now record the revenues associated with converted markets as Retail revenues, rather than Wholesale revenues in the Consolidated and Combined Statements of Income. For additional information on the affiliate market conversions, see Note 4 (Unfavorable contracts liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

•

During the three months ended March 31, 2018, we have successfully migrated over 2,300 dealer customers from our affiliate sales channel into our direct sales channel with nearly 80% of dealer customers served by our direct sales team.

•

In February 2018, we completed the acquisition of privately-held DI and LDM. DI is an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing and messaging platform products. LDM is a provider of digital automotive marketing services, including paid, organic, social and creative services. The Acquisition aligns with our strategy of integrating new capabilities and additional talent to accelerate organic growth, strengthen the retail experience, deepen dealer connections and improve clarity of attribution while generating additional revenues and cash flow and ultimately, enhancing stockholder value. Our results of operations for the three months ended March 31, 2018 include DI and LDM financial results for the post-acquisition period of February 21, 2018 through March 31, 2018.

•

In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. We intend to fund the share repurchase program with cash from operations. During the three months ended March 31, 2018, we did not make any share purchases.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including unique visitors, average revenue per dealer and dealer customer and consumer satisfaction statistics. Certain of these key metrics is as follows:

	Three Months Ended March 31,
	2018	2017	% Change
Traffic (Visits)	113,416,000	105,805,000	7%
Dealer Customers	20,474	21,552	(5)%
Average Vehicle Listings	4,876,000	4,958,000	(2)%

Traffic (Visits). Traffic (Visits) and our ability to generate traffic are key to our business. Tracking our traffic performance is a critical measure. Traffic to the Cars.com network of websites and mobile apps provides value to our partners in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is an internal metric representing the number of visits to Cars.com desktop and mobile properties (web browser and apps) and represents the number of times visitors accessed Cars.com properties during the period, no matter how many visitors make up those visits. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach diverse demographic audiences is attractive to our partners.

The 7% increase in Traffic was driven by planned strategic marketing investments aimed at consumer acquisition and engagement, combined with product innovations.

Dealer Customers. Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEM customers. The larger the advertiser base, the more inventory and options that are available for consumers to review. Dealer Customers represents the dealer customers using our products as of the end of each reporting period. Each dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. This key operating metric as of March 31, 2018 does not include DI and LDM customers.

Dealer customers declined 5% compared to the prior period. The decline in dealer count is attributable to fewer dealer customers in affiliate markets (excluding the transition of affiliate market transitions), dealer cancellations resulting from the sunsetting of a lower priced, legacy DealerRater baseline product and a lower number of dealer customers in smaller markets.

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

Average vehicle listings declined 2%, due to a decrease in new car listings. Used car listings increased 6% compared to the prior period.

Factors Affecting Our Performance

Our continued success will depend in part on our ability to address and successfully manage challenges, both specific to our business and in the digital advertising marketplace generally. In the near term, we may experience compressed margins as a result of our transition from a wholly-owned subsidiary of TEGNA to an independent publicly traded company. Due to the transition, we have further developed our internal infrastructure and support functions through the recruiting and hiring of managers and employees required to strengthen our legal, treasury, finance, tax, investor relations and other similar functions. Similarly, we will incur ongoing public company costs, including those related to an independent board of directors, compliance with regulatory and stock exchange requirements and increased auditing and insurance fees. Further, the indebtedness we incurred in connection with the Separation from TEGNA in May 2017 and the Acquisition in February 2018, has reduced our free cash flow, which may limit our ability to make strategic acquisitions or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business. We expect to manage these incremental costs and the associated increased risk by focusing on improving our operating efficiency and continued growth in our business to drive operating margins and generate free cash flow.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Increase
In thousands (except percentages)	2018	2017	(Decrease)	% Change
Revenues:
Direct	$101,478	$83,635	$17,843	21%
National advertising	26,818	24,936	1,882	8%
Other	4,047	3,674	373	10%
Retail	132,343	112,245	20,098	18%
Wholesale	27,614	40,929	(13,315)	(33)%
Total revenues	159,957	153,174	6,783	4%
Operating expenses:
Cost of revenues and operations	19,086	15,902	3,184	20%
Product and technology	22,333	18,917	3,416	18%
Marketing and sales	66,035	59,001	7,034	12%
General and administrative	18,116	7,739	10,377	134%
Affiliate revenue share	3,283	2,361	922	39%
Depreciation and amortization	23,938	22,073	1,865	8%
Total operating expenses	152,791	125,993	26,798	21%
Operating income	7,166	27,181	(20,015)	(74)%
Nonoperating (expense) income:
Interest (expense) income, net	(5,957)	41	(5,998)	***
Other (expense) income, net	(16)	84	(100)	(119)%
Total nonoperating (expense) income, net	(5,973)	125	(6,098)	***
Income before income taxes	1,193	27,306	(26,113)	(96)%
Income tax expense	264	418	(154)	(37)%
Net income	$929	$26,888	$(25,959)	(97)%

***	Not meaningful

Retail Revenues—Direct.  Direct revenues primarily represent online subscription products sold to dealer customers who purchase advertising packages to market their vehicle inventory and other aspects of their dealership. Direct revenue is our largest revenue stream, representing 63% of total revenues for the three months ended March 31, 2018. Direct revenue increased 21%, primarily driven by affiliate market transitions from Wholesale revenues to Direct revenues, incremental growth in the transitioned markets and the consolidation of DI’s and LDM’s business since the date of the Acquisition. This year-over-year growth was partially offset by a decrease in average dealer count. For information on the affiliate market conversions, see Note 4 (Unfavorable contracts liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Retail Revenues—National Advertising.  National advertising revenue consists of display advertising sold to advertising agencies and OEMs as well as leads sold to OEMs. Display ads are placed throughout the Cars.com website and apps. National advertising revenues represented 17% of total revenues for the three months ended March 31, 2018. National advertising revenue increased 8%, primarily driven by an increase in display advertising to OEMs and a higher volume of leads sold to OEMs.

Wholesale Revenues.  Wholesale revenues represent the fees we charge for online subscription products sold to dealers by affiliates. Wholesale revenue represented 17% of total revenues for the three months ended March 31, 2018. Wholesale revenues decreased 33%, due to affiliate market transitions from Wholesale revenues to Direct revenues. For additional information on the affiliate market conversions, see Note 4 (Unfavorable contracts liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q

Cost of revenues and operations.  Cost of revenues and operations consist of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment and customer service. Cost of revenues and operations represents 12% and 10% of total revenues for the three months ended March 31, 2018 and 2017, respectively. Cost of revenues and operations increased 20%, primarily due to the consolidation of DI’s and LDM’s business since the date of the Acquisition. Excluding the impact of the Acquisition, costs associated with a higher volume of pay-per-lead product sales were offset by cost efficiencies related to certain vendor arrangements.

Product and technology.  The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports the Cars.com products and website. Product and technology expenses include compensation costs, as well as, license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses represent 14% and 12% of total revenues for the three months ended March 31, 2018 and 2017, respectively. Product and technology expenses increased 18%, primarily due to $3.9 million in compensation expense related to a portion of the cash settlement of DI’s unvested equity awards as of the acquisition date. Excluding this amount, product and technology expenses were down, due to reduced compensation costs associated with lower headcount.

Marketing and sales.  Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV and online advertising and production of ad creative, market research, trade events and compensation costs for the marketing, sales support and sales teams. Marketing and sales expense represents 41% and 39% of total revenues for the three months ended March 31, 2018 and 2017, respectively. Marketing and sales expenses increased 12%, primarily due to planned strategic marketing investments aimed at consumer acquisition and the consolidation of DI’s and LDM’s business since the date of the Acquisition. During the three months ended March 31, 2018, we began to invest in our sales structure to support the more than 2,300 dealer customers which transitioned from the affiliate sales channel into our direct sales channel, while implementing certain operational efficiencies across the sales organization.

General and administrative.  General and administrative expenses primarily consist of salaries, benefits and incentive compensation for the finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets. General and administrative expenses represent 11% and 5% of total revenues for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses increased $10.4 million, or 134%, primarily due to $4.1 million in acquisition-related costs, $3.8 million in costs associated with the stockholder activist campaign and $3.1 million of incremental costs of being a public company.

Affiliate revenue share.  Affiliate revenue share expenses primarily represent payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expenses increased 39%, primarily due to increase in costs associated with the early conversions of the McClatchy and tronc markets, partially offset by amortization of the unfavorable contracts liability. For additional information on the unfavorable contracts liability, see Note 4 (Unfavorable contracts liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization.  Depreciation and amortization expense increased 8%, primarily due the incremental amortization expense related to the Acquisition.

Interest (expense) income, net.  During the three months ended March 31, 2018, interest expense was $6.0 million, which related to the Credit Agreement entered into in connection with the Separation. For the three months ended March 31, 2017, we did not have any interest expense as we had no debt. For additional information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense. Effective with the Separation, we established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. The effective income tax rate, expressed by calculating the Income tax expense as a percentage of Income before income taxes, was 22.1% for the three months ended March 31, 2018 and differed from the U.S. federal statutory rate of 21% primarily due to state income taxes, nondeductible transaction costs and certain limitations on the deductibility of executive compensation, partially offset by excess tax benefits from stock-based compensation. The Company recorded $0.4 million of income tax expense for the same period 2017 related to DealerRater.com LLC. For additional information related to income taxes, see Note 6 (Income taxes) to the Consolidated and Combined Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview.  Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive cash flows in 2018 and 2017 which, along with our term and revolving loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we could raise additional funds through other public or private debt or equity financings. As of March 31, 2018, cash and cash equivalents were $11.5 million.

Term Loan and Revolving Loan. As of March 31, 2018, the outstanding principal amount under the term loan was $433.1 million, with an interest rate of 3.8%, and the outstanding borrowings under the revolving loan were $275.0 million, with an interest rate of 3.6%. During the three months ended March 31, 2018, we borrowed $165.0 million under the revolving loan to fund the Acquisition and repaid $35.0 million. In addition, we also made $5.6 million in quarterly term loan payments. As of March 31, 2018, we were permitted to borrow an aggregate of $175.0 million under the revolving loan. Our borrowings are limited by our net leverage ratio, which was 2.9 to 1.0 as of March 31, 2018.

Share Repurchase Program.  In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We intend to fund the share repurchase program with cash from operations. During the three months ended March 31, 2018, we did not make any share purchases.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$26,661	$43,716	$(17,055)
Investing activities	(159,481)	(5,609)	(153,872)
Financing activities	123,758	(45,052)	168,810
Net change in cash and cash equivalents	$(9,062)	$(6,945)	$(2,117)

Operating Activities: The decrease in cash provided by is primarily due to lower Net income, primarily related to the cash settlement of DI’s unvested equity awards, interest expense on our term and revolving loans, acquisition-related costs and the incremental costs of being a public company.

Investing Activities: The increase in cash used is primarily due to the Acquisition. For additional information related to the Acquisition, see Note 3 (Business Combination and Goodwill) to the Consolidated and Combined Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Financing Activities: The increase in cash provided by is primarily due to borrowings under the revolving loan to finance the Acquisition, partially offset by debt repayments, of which $35.0 million was voluntarily paid. In addition, prior to the Separation, cash used for financing was related to transactions with TEGNA, in which TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this approach, we provided funds to TEGNA and vice versa until the cash distribution to TEGNA at the time of the Separation. Thus, the net cash flow between TEGNA and us was presented as a financing activity. For additional information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies

For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018 and see Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2018, there have been no changes to our critical accounting policies, except for our revenue recognition policy which reflects the adoption of the Financial Accounting Standards Oversight Board Accounting Standards Codification 606, Revenue from Contracts with Customers.

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We allocate the contractual transaction price to each distinct performance obligation and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through our direct sales force (Retail revenues) and affiliate sales channels (Wholesale revenues).

Online Subscription Advertising Products and Services Revenue. Our primary source of Retail and Wholesale revenues is through the sale of online subscription advertising products to dealer customers through varying levels of subscription packages. Our subscription packages provide the dealer customer’s available new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with a one-year contract term that is automatically renewed, typically on a month-to month basis. We recognize subscription package revenues ratably as the service is provided over the contract term. Online subscription advertising products and services revenue is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

We also offer our customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. We do not sell add-on products separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation and we recognize the related revenue ratably as the services are provided over the contract term.

As part of the acquisition of DI, we also provide services related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. We recognize revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Our affiliates also sell online subscription advertising products to dealer customers and we earn wholesale revenues through our affiliate agreements. Affiliates are assigned certain sales territories in which they sell our products. Under these agreements, we charge the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers. We recognize wholesale revenue ratably as the service is provided over the contract term. In situations where our direct sales force sells our products within an affiliate’s assigned territory, we pay the affiliate a revenue share which is classified as “Affiliate revenue share” within Operating Expenses in the Consolidated and Combined Statements of Income. Wholesale revenues also includes the amortization of the unfavorable contracts liability. For further information, see Note 4 (Unfavorable contracts liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Display Advertising Products and Services Revenue. We also earn revenue through the sale of display advertising on our website to national advertisers, pursuant to fixed fee or transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. For fixed fee contracts where a minimum number of impressions or click-throughs is not guaranteed, we recognize revenue ratably as the service is provided over the contract term. For transaction-based contracts, we recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as Deferred revenue and recognized as revenue when earned. Display advertising products revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

As part of the acquisition of LDM, we also provide services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services. We recognize revenue related to these services primarily at the point in time the service is provided. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Pay Per Lead Revenue. We also sell leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. We recognize pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per leads is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

Other Revenue. Other revenue primarily includes revenues related to vehicle listing data sold to third-parties and peer-to-peer vehicle advertising. We recognize other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of the Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018. During the three months ended March 31, 2018, our exposures to market risk have not changed materially since December 31, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018, which could materially affect our business, financial condition, results of operations and future results. There have been no material changes from the risk factors described in our Annual Report on Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1

Agreement, dated as of March 22, 2018, among Cars.com Inc. and Starboard Value LP and its affiliates incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37869) filed with the SEC on March 23, 2018.

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

Cars.com Inc.

Date: May 9, 2018	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer