Form 10-Q
period 2018-06-30
Cars.com Inc.
filed 2018-08-08
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 69,732,657 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated and Combined Balance Sheets

(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,394	$20,563
Accounts receivable, net	105,184	100,857
Prepaid expenses	13,772	11,408
Other current assets	10,567	9,811
Total current assets	147,917	142,639
Property and equipment, net	40,907	39,740
Goodwill	884,480	788,107
Intangible assets, net	1,556,654	1,529,500
Investments and other assets	10,439	11,053
Total assets	$2,640,397	$2,511,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,505	$6,581
Accrued compensation	12,610	14,185
Unfavorable contracts liability	25,200	25,200
Current portion of long-term debt	21,211	21,158
Other accrued liabilities	37,905	23,025
Total current liabilities	104,431	90,149
Noncurrent liabilities:
Unfavorable contracts liability	6,285	18,885
Long-term debt	701,534	557,194
Deferred tax liability	164,368	146,482
Other noncurrent liabilities	19,678	19,201
Total noncurrent liabilities	891,865	741,762
Total liabilities	996,296	831,911
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 69,896 and 71,628 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	699	716
Additional paid-in capital	1,503,145	1,501,830
Retained earnings	140,257	176,582
Total stockholders' equity	1,644,101	1,679,128
Total liabilities and stockholders' equity	$2,640,397	$2,511,039

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Retail	$146,858	$115,710	$279,201	$227,955
Wholesale(1)	21,654	40,914	49,268	81,843
Total revenues	168,512	156,624	328,469	309,798
Operating expenses:
Cost of revenues and operations	22,804	15,540	41,890	31,442
Product and technology	17,951	19,522	40,284	38,439
Marketing and sales	59,527	50,512	125,562	109,513
General and administrative	13,148	17,445	31,264	25,184
Affiliate revenue share	3,813	2,355	7,096	4,716
Depreciation and amortization	26,712	22,377	50,650	44,450
Total operating expenses	143,955	127,751	296,746	253,744
Operating income	24,557	28,873	31,723	56,054
Nonoperating (expense) income:
Interest expense, net	(7,343)	(1,770)	(13,300)	(1,729)
Other income, net	27	51	11	135
Total nonoperating expense, net	(7,316)	(1,719)	(13,289)	(1,594)
Income before income taxes	17,241	27,154	18,434	54,460
Income tax expense	4,515	2,345	4,779	2,763
Net income	$12,726	$24,809	$13,655	$51,697
Earnings per share, basic	$0.18	$0.35	$0.19	$0.72
Weighted-average common shares outstanding, basic	71,119	71,716	71,531	71,716
Earnings per share, diluted	$0.18	$0.35	$0.19	$0.72
Weighted-average common shares outstanding, diluted	71,330	71,780	71,721	71,780

(1)	For information related to related party transactions, see Note 12 (Related Party Transactions).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity

Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$1,679,128
Net income	—	—	—	—	—	13,655	13,655
Transactions with TEGNA, net (1)	—	—	198	2	(2,685)	—	(2,683)
Repurchases of common stock	—	—	(2,013)	(20)	—	(49,980)	(50,000)
Shares issued in connection with stock-based compensation plans, net	—	—	83	1	(476)	—	(475)
Stock-based compensation expense	—	—	—	—	4,476	—	4,476
Balance at June 30, 2018	—	$—	69,896	$699	$1,503,145	$140,257	$1,644,101

(1)	For information related to related party transactions, see Note 12 (Related Party Transactions).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$13,655	$51,697
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	5,903	5,515
Amortization of intangible assets	44,747	38,935
Amortization of unfavorable contracts liability	(12,600)	(12,600)
Stock-based compensation expense	4,476	481
Deferred income taxes	3,145	1,731
Provision for doubtful accounts	2,164	1,627
Amortization of debt issuance costs	643	112
Other, net	500	1,247
Changes in operating assets and liabilities, net of Acquisition:
Accounts receivable	4,934	6,614
Prepaid expenses	(2,044)	(2,035)
Other current assets	(545)	(10,469)
Other assets	614	684
Accounts payable	(1,541)	(1,778)
Accrued compensation	(1,792)	(9,205)
Other accrued liabilities	10,088	10,026
Other noncurrent liabilities	(1,723)	9,075
Cash received from lessor for lease incentives	—	5,075
Net cash provided by operating activities	70,624	96,732
Cash flows from investing activities:
Payment for Acquisition, net (1)	(156,968)	—
Purchase of property and equipment	(6,417)	(18,910)
Net cash used in investing activities	(163,385)	(18,910)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	190,000	675,000
Payments of debt issuance costs and other fees	—	(5,918)
Payments of long-term debt	(46,250)	—
Payments related to stock-based compensation plans, net	(475)	—
Repurchases of common stock	(50,000)	—
Cash distribution to TEGNA related to Separation	—	(650,000)
Transactions with TEGNA, net	(2,683)	(69,200)
Net cash provided by (used in) financing activities	90,592	(50,118)
Net (decrease) increase in cash and cash equivalents	(2,169)	27,704
Cash and cash equivalents at beginning of period	20,563	8,896
Cash and cash equivalents at end of period	$18,394	$36,600

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$293	$—
Cash paid for interest	12,487	574

(1)	For information related to the Acquisition, see Note 3 (Business Combination and Goodwill).

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

The significant accounting policies used in preparing these Consolidated and Combined Financial Statements were applied on a basis consistent with those reflected in the December 31, 2017 Consolidated and Combined Financial Statements. In the opinion of management, the Consolidated and Combined Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

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

Principles of Consolidation. The accompanying unaudited Consolidated and Combined Financial Statements include the accounts of Cars.com Inc. and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. The accompanying unaudited Consolidated and Combined Financial Statements for the period prior to the Separation are derived from the historical accounting records of TEGNA and present its financial position, results of operations and cash flows as if the Company were a separate entity for the period prior to the Separation and include allocations of certain TEGNA corporate expenses, such as insurance and other general corporate overhead expenses. All significant intercompany transactions between either (i) the Company and TEGNA or (ii) the Company and TEGNA affiliates have been included within the Consolidated and Combined Financial Statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The total net effect of these intercompany transactions is reflected in “Transactions with TEGNA, net” in the Consolidated and Combined Statements of Cash Flows as financing activities.

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

NOTE 2. Recent Accounting Pronouncements

Revenue Recognition. The Financial Accounting Standards Board (the “FASB”) amended the FASB Accounting Standards Codification (“ASC”) and created Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s primary source of revenue is the sale of online subscription advertising products and services, which will continue to be recognized ratably over the contract term as the service is provided to the customer. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The adoption did not have a material impact on its Consolidated and Combined Financial Statements. For further information, see Note 10 (Revenues).

Financial Instruments – Equity Investments. In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments—Overall, amending several elements surrounding the recognition and measurement of financial instruments and requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Effective January 1, 2018, the Company adopted this ASU on a prospective basis. The adoption did not have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this new guidance, the Company will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for the Company on January 1, 2020 and will be adopted using a modified retrospective approach. The Company is currently evaluating this new guidance and does not expect it to have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

Stock-Based Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation, clarifying when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications and allowing for certain changes to awards without accounting for them as modifications. Effective January 1, 2018, the Company adopted the ASU on a prospective basis. The adoption did not have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

Definition of a Business. In January 2017, the FASB issued ASU 2017-01, Business Combinations, clarifying the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Effective January 1, 2018, the Company adopted this ASU on a prospective basis. The adoption did not have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

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

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

“Acquisition”). The Acquisition consists of proprietary solutions that are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions.

The Company expensed as incurred total acquisition-related costs of $4.9 million, of which $4.3 million was recorded during the six months ended June 30, 2018. These costs were recorded in General and administrative in the Consolidated and Combined Statements of Income. In connection with the Acquisition, DI’s unvested equity awards were cash settled for a total of $5.7 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Statements of Income.

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

Acquisition-date Fair Value
Cash consideration (1)	$164,333
Contingent consideration (2)	2,200
Cash settlement of DI's unvested equity awards (3)	(5,700)
Total consideration	$160,833

Cash	$1,480
Accounts receivable	11,425
Property and equipment	1,215
Other assets	320
Identified intangible assets (4)	71,900
Total assets acquired	86,340
Accounts payable	(2,514)
Deferred tax liability	(14,741)
Other liabilities	(4,625)
Total liabilities assumed	(21,880)
Net identifiable assets	64,460
Goodwill	96,373
Total consideration	$160,833

(1)	A reconciliation of cash consideration to Payment for Acquisition, net in the Consolidated and Combined Statements of Cash Flows is as follows (in thousands):

Cash consideration	$164,333
Less: Cash settlement of DI's unvested equity awards (3)	(5,700)
Less: Cash acquired	(1,480)
Less: Net payable working capital adjustment	(185)
Payment for Acquisition, net	$156,968

(2)

As part of the Acquisition, the Company may be required to pay up to an additional $15 million in cash consideration to the former owners of DI and LDM. The actual amount to be paid will be based on DI’s and LDM’s future performance related to certain revenue targets to be attained over a three-year performance period. The fair value was estimated utilizing the income approach valuation technique. The contingent consideration liability is recorded in Other noncurrent liabilities in the Consolidated and Combined Balance Sheets.

(3)

In connection with the Acquisition, DI’s unvested equity awards were cash settled. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Income Statements, as follows: $3.9

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

million in Product and technology, $1.0 million in Cost of revenues and operations, $0.5 million in Marketing and sales and $0.3 million in General and administrative.

(4)	Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Developed technology	$39,500	4
Customer relationships	18,300	4
Trade names	14,100	10
Total	$71,900

In addition to the total consideration of $160.8 million, the Company granted stock-based compensation awards, worth up to $25.5 million, to certain employees. These awards require continued employee service and are based on DI’s and LDM’s future performance related to certain revenue targets to be attained over a three-year performance period. For further information, see Note 9 (Stock-Based Compensation).

Goodwill. In connection with the Acquisition, the Company recorded goodwill in the amount of $96.4 million, which is primarily attributable to sales growth from existing and future technology, product offerings and customers and the value of the acquired assembled workforce. Of the total goodwill recorded in connection with the Acquisition, approximately $15.1 million is deductible for income tax purposes. The Company’s goodwill activity for the six months ended June 30, 2018 is as follows (in thousands):

December 31, 2017	$788,107
Additions	96,373
June 30, 2018	$884,480

Pro forma Financial Information (unaudited). The unaudited pro forma information presented below summarizes the combined revenues and net income of the Company and DI and LDM, as if the Acquisition had been completed on January 1, 2017 and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for incremental intangible asset amortization based on the fair values of each identifiable intangible asset, interest expense on the borrowings under the revolving loan to fund the Acquisition, certain other compensation related costs including stock-based compensation and retention bonuses, and acquisition and integration costs. Pro forma adjustments were tax-affected at the Company’s corporate blended statutory tax rate applicable during the respective periods presented.

This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the Acquisition had taken place on January 1, 2017, nor the results that may be obtained in the future. The unaudited pro forma information does not reflect future synergies or other such costs or savings.

Selected unaudited pro forma information for the three months ended June 30, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Revenues	$168,512	$166,597
Net income	13,557	21,488

From the date of the Acquisition, the Company included DI’s and LDM’s financial results in its Consolidated and Combined Statements of Income for the three and six months ended June 30, 2018. A summary of DI and LDM contributed revenues and net loss is as follows:

	Three Months Ended June 30, 2018 (1)	Six Months Ended June 30, 2018 (2)
Revenues	$14,510	$20,199
Net loss	(2,471)	(8,137)

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

(1)	The net loss includes $4.1 million of incremental intangible asset amortization related to the Acquisition and $0.7 million in acquisition-related costs, both of which are on a pre-tax basis.

(2)

The net loss includes $6.8 million of costs related to the Acquisition, primarily related to the cash settlement of DI’s unvested equity awards and acquisition-related costs, and $5.8 million of incremental intangible asset amortization, both of which are on a pre-tax basis.

NOTE 4.  Unfavorable Contracts Liability

In connection with the October 2014 acquisition of Cars.com by TEGNA, the Company entered into affiliate agreements with the former owners of Cars.com. Under the affiliate agreements, affiliates have the exclusive right to sell and price Cars.com’s products and services in their local territories, paying Cars.com a wholesale rate for the Cars.com product. The Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers and recognizes revenue generated from these agreements as Wholesale revenues in the Consolidated and Combined Statements of Income. The unfavorable contracts liability was established as a result of these unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014.

Prior to the affiliate conversions discussed below, over the annual contract period, the Company recognized $25.2 million of Wholesale revenues with a corresponding reduction of the unfavorable contracts liability. As of June 30, 2018 and December 31, 2017, the unfavorable contracts liability on the Consolidated and Combined Balance Sheets was $31.5 million and $44.1 million, respectively. Of the total unfavorable contracts liability balances, $25.2 million was recorded in current liabilities on the Consolidated and Combined Balance Sheet as of June 30, 2018 and December 31, 2017.

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

In July 2018, the Company amended its affiliate agreement with the Washington Post and agreed to convert the Washington DC market into the Company’s direct sales channel, effective August 1, 2018, which was prior to the October 2019 expiration of the original agreement.

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

The Company no longer records the amortization of the unfavorable contracts liability associated with the converted markets to revenues as the Company is recognizing this direct revenue at retail rates. The amortization of the unfavorable contracts liability is now recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

Therefore, during the three and six months ended June 30, 2018, the Company recorded $4.4 million and $7.5 million, respectively, as a reduction to Affiliate revenue share, rather than Wholesale revenues, in the Consolidated and Combined Statements of Income. The reduction to Affiliate revenue share was partially offset by the fees associated with the marketing support and transition services.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

The Company’s unfavorable contracts liability activity for the six months ended June 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	$44,085
Amortization into Wholesale revenues (1)	(5,078)
Amortization into Affiliate revenue share (2)	(7,522)
Balance at June 30, 2018	$31,485

(1)	Amount represents the amortization of the unfavorable contracts liability related to the remaining affiliate agreements into Wholesale revenues in the Consolidated and Combined Statements of Income.

(2)

Amount represents the amortization of the unfavorable contracts liability related to the converted McClatchy and tronc affiliate agreements into Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

NOTE 5. Debt

Term Loan. As of June 30, 2018, the outstanding principal amount under the term loan was $427.5 million and the interest rate in effect was 3.9%. During the six months ended June 30, 2018, the Company made $11.3 million in quarterly term loan payments.

Revolving Loan. As of June 30, 2018, the outstanding borrowings under the revolving loan was $300.0 million and the interest rate in effect was 3.6%. During the six months ended June 30, 2018, the Company borrowed $165.0 million to fund the Acquisition and $25.0 million to fund share repurchases. The Company also made $35.0 million in voluntary revolving loan payments. As of June 30, 2018, the Company was permitted to borrow an additional $150.0 million under the revolving loan. The Company’s borrowings are limited by its net leverage ratio, which was 3.0 to 1.0 as of June 30, 2018.

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading pricing, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of June 30, 2018.

As of June 30, 2018, the Company is in compliance with the covenants under its various credit agreements.

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

A summary of income tax expense (dollars in thousands) and the effective tax rate for the three and six months ended is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense	$4,515	$2,345	$4,779	$2,763
Effective tax rate	26.2%	8.6%	25.9%	5.1%

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

Income tax expense was $4.5 million and $4.8 million for the three and six months ended June 30, 2018, respectively, compared to $2.3 million and $2.8 million for the three and six months ended June 30, 2017, respectively. The current period income tax expense reflects the financial activity for Cars.com and DMR Holdings, Inc. (“DealerRater”), the Company’s only subsidiary prior to the Acquisition, and the financial results of DI and LDM for the post-acquisition period of February 21, 2018 through June 30, 2018. The prior period income tax expense represents the financial activity of DealerRater and corporate income tax for the Company upon its Separation from TEGNA on June 1, 2017. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 26.2% and 25.9% for the three and six months ended June 30, 2018, respectively, and differed from the U.S. federal statutory rate primarily due to state income taxes, nondeductible transaction costs and the impact of the Tax Cuts and Jobs Act, partially offset by certain tax credits and excess tax benefits from stock-based compensation.

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

NOTE 8. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a share repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2018, the Company repurchased and subsequently retired 2.0 million shares for $50.0 million.

NOTE 9. Stock-Based Compensation

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. During the six months ended June 30, 2018, the Company granted 772,000 PSUs at a weighted average grant date fair value of $27.40 per unit. Of the total PSUs granted, 632,000 PSUs were granted to certain employees in connection with the Acquisition and require continued employee service. The percentage of PSUs that shall vest will range from 0% to 150% of the number of PSUs granted based on DI’s and LDM’s future performance related to certain revenue targets over a three-year performance period. These PSUs are subject to graded vesting over three years. The remaining PSUs granted during the six months ended June 30, 2018 require continued employee service. The percentage of these PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a two-year performance period. These PSUs are subject to graded vesting over three years.

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSU’s are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. During the six months ended June 30, 2018, the Company granted 479,000 RSUs at a weighted-average grant-date fair value of $26.60 per unit.

Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2018, the Company completed its first ESPP offering period and issued 21,136 shares of the Company’s common stock.

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

As part of the acquisition of DI, the Company also provides services related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. The Company recognizes revenue related to these services ratably as the services are provided over the contract term. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

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

Display Advertising Products and Services Revenue. The Company also earns revenue through the sale of display advertising on the Company’s website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as Deferred revenue and recognized as revenue when earned. Display advertising products revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Sales channel	2018	2017	2018	2017
Direct	$115,533	$83,273	$217,011	$166,908
National advertising	27,230	28,441	54,048	53,377
Other	4,095	3,996	8,142	7,670
Retail	146,858	115,710	279,201	227,955
Wholesale	21,654	40,914	49,268	81,843
Total revenues	$168,512	$156,624	$328,469	$309,798

Major products and services
Online subscription advertising	$128,476	$120,861	$252,253	$242,184
Display advertising	29,863	25,815	55,886	48,267
Pay per lead	7,479	7,562	15,035	14,811
Other	2,694	2,386	5,295	4,536
Total revenues	$168,512	$156,624	$328,469	$309,798

Practical Expedient and Exemption. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 11. Earnings per share

Basic earnings per share is calculated by dividing Net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,726	$24,809	$13,655	$51,697
Basic weighted-average common shares outstanding	71,119	71,716	71,531	71,716
Effect of dilutive stock-based compensation awards	211	64	190	64
Diluted weighted-average common shares outstanding	71,330	71,780	71,721	71,780
Earnings per share, basic	$0.18	$0.35	$0.19	$0.72
Earnings per share, diluted	$0.18	$0.35	$0.19	$0.72

NOTE 12. Related Party Transactions

As a result of the Separation, certain stock-based awards previously granted by TEGNA to its employees were converted into stock of both TEGNA and Cars.com. The Company is responsible for any employee payroll taxes related to awards settled in Cars.com common stock for which stock was withheld for payroll tax purposes. During the six months ended June 30, 2018, the Company withheld $2.7 million, which is recorded as a reduction of Additional paid-in capital on the Consolidated and Combined Balance Sheets.

The Company is party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. During the three and six months ended June 30, 2017, related party revenue generated with this agreement was $1.3 million and $3.4 million, respectively. Although TEGNA is no longer a related party, the commercial agreement with TEGNA is still effective after the Separation.

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

NOTE 13.  Subsequent Event

In July 2018, the Company amended its affiliate agreement with the Washington Post and agreed to convert the Washington DC market into the Company’s direct sales channel, effective August 1, 2018, which was prior to the October 2019 expiration of the original agreement.

Note About Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning our business strategies, plans and objectives, market potential, future financial performance, planned operational and product improvements, liquidity and other matters. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we think are appropriate. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of performance or results. Our actual results could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions.  Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

•	If we expand into new geographic markets, we may be prevented from using our brands in such markets.
•	Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.
•	Seasonality may cause fluctuations in our revenue and operating results.
•	Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.
•	We have a limited history of operating as an independent company.
•	There could be significant liability if the Separation is determined to be a taxable transaction.
•	We may be unable to engage in certain corporate transactions after the Separation, because such transactions could jeopardize the intended tax-free status of the distribution.
•	We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially and adversely affect our business.
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

For a detailed discussion of these risks and uncertainties, see Part I, Item 1A— “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018. All forward-looking statements made in this this Quarterly Report on Form 10-Q are qualified by these cautionary statements. The forward-looking statements contained herein are based only on information currently available to us and speak only as of the date of this this Quarterly Report on Form 10-Q. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.  The forward-looking statements in this Quarterly Report on Form 10-Q are intended to be subject to the safe harbor protection provided by the Federal securities laws.

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

Business Overview

We are a leading two-sided digital automotive marketplace that creates meaningful connections between consumers (individuals researching cars or looking to purchase a car) and partners, dealer customers and automotive original equipment manufacturers (“OEMs”). While connecting advertising partners with in-market car shoppers and providing data-driven intelligence to increase inventory turn and gain market share, we empower consumers with resources and information to assist them in making better- informed buying decisions around The 4Ps of Automotive MarketingTM: Product, Price, Place and Person. We have evolved into one of the largest digital automotive platforms, connecting tens of thousands of local dealers across the country with millions of consumers. Through trusted expert content, on-the-lot mobile features and intelligence, millions of new and used vehicle listings, a comprehensive set of pricing and research tools, and the largest database of consumer reviews in the industry, we believe Cars.com is transforming the car shopping experience.

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

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except percentages)	2018	2017	2018	2017
Revenues	$168,512	$156,624	$328,469	$309,798
Net income	12,726	24,809	13,655	51,697
Retail revenues as % of total revenues	87%	74%	85%	74%
Wholesale revenues as % of total revenues	13%	26%	15%	26%

2018 Highlights

•

Affiliate Conversions. During the six months ended June 30, 2018, we successfully migrated nearly 2,400 dealer customers from our affiliate sales channel into our direct sales channel. As of June 30, 2018, we directly serve approximately 80% of dealer customers and will continue to focus on pursuing transactions to facilitate early conversions of affiliate markets.

In July 2018, we amended our affiliate agreement with the Washington Post and agreed to convert the Washington, DC market into our direct sales channel, effective August 1, 2018, which was prior to the October 2019 expiration of the original agreement.

In January 2018, we announced amendments to two of our affiliate agreements with McClatchy and tronc, representing approximately 60% of our Wholesale revenues, to convert those markets from affiliate markets into our direct sales channel, primarily effective February 1, 2018. Upon the tronc affiliate conversion, tronc’s sales and support teams joined our direct sales team.

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

•

Acquisition of DI and LDM. In February 2018, we completed the acquisition of privately-held DI and LDM. DI is an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing and messaging platform products. LDM is a provider of digital automotive marketing services, including paid, organic, social and creative services. The Acquisition aligns with our strategy of integrating new capabilities and additional talent to accelerate organic growth, strengthen the retail experience, deepen dealer connections and improve clarity of attribution while generating additional revenues and cash flow and ultimately, enhancing stockholder value. Our results of operations for the six months ended June 30, 2018 include DI and LDM financial results for the post-acquisition period of February 21, 2018 through June 30, 2018.

•

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. We intend to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2018, the Company repurchased and subsequently retired 2.0 million shares for $50.0 million.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including unique visitors, average revenue per dealer and dealer customer and consumer satisfaction statistics. Certain key metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Traffic (Visits)	112,954,000	104,109,000	8%	226,370,000	209,914,000	8%
Dealer Customers	20,720	21,465	(3)%	20,720	21,465	(3)%
Average Vehicle Listings	4,825,000	5,040,000	(4)%	4,850,000	4,999,000	(3)%

Traffic (Visits). Traffic and our ability to generate traffic are key to our business. Tracking our traffic performance is a critical measure. Traffic to the Cars.com network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is an internal metric representing the number of visits to Cars.com desktop and mobile properties (web browser and apps). Visits refers to the number of times visitors accessed Cars.com properties during the period, no matter how many visitors make up those visits. We measure traffic using Adobe Analytics. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach diverse demographic audiences is attractive to our dealers and national advertisers.

Traffic increases were primarily driven by planned strategic marketing investments aimed at consumer acquisition and engagement, and an increase in search engine optimization. Mobile traffic accounted for 67% and 66% of total Traffic for the three and six months ended June 30, 2018, respectively. Average monthly unique visitors increased 8% and 9% for the three and six months ended June 30, 2018, respectively.

Dealer Customers. Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEM customers. The larger the advertiser base, the more inventory and options that are available for consumers to review. Dealer Customers represents the car dealerships using our products as of the end of each reporting period. Each dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. As of June 30, 2018, this key operating metric includes DI and LDM customers.

As of June 30, 2018 and March 31, 2018, we had 20,720 and 20,474 dealer customers, respectively. Excluding the DI and LDM customers, direct dealer customers were 16,084 and 16,139 as of June 30, 2018 and March 31, 2018, respectively. Affiliate dealer customers were 4,128 and 4,335 as of June 30, 2018 and March 31, 2018, respectively. Dealer Customers increased 1% from March 31, 2018, which was primarily attributable to the addition of 508 incremental customers from the Acquisition. The increase was partially offset by lower affiliate and direct dealer customers (excluding the impact of the affiliate market conversions).

As of June 30, 2018 and 2017, we had 20,720, and 21,465 dealer customers, respectively. Excluding the DI and LDM customers, direct dealer customers were 16,084 and 14,042 as of June 30, 2018 and 2017, respectively. Affiliate dealer customers were 4,128 and 7,423 as of June 30, 2018 and 2017, respectively. Dealer Customers decreased 3% from June 30, 2017, primarily due to fewer affiliate and direct dealer customers (excluding the impact of the affiliate market conversions) and dealer cancellations resulting from the sunsetting of a lower priced, legacy DealerRater baseline product. The decline was partially offset by the addition of 508 incremental customers from the Acquisition.

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

Declines in Average Vehicle Listings were due to fewer new car listings, primarily related to dealer customers maintaining a lower inventory of new cars during the first six months of 2018 as compared to the first six months of 2017. This decrease in new car listings was partially offset by an increase in used car listings.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,		Increase
In thousands (except percentages)	2018	2017	(Decrease)	% Change
Revenues:
Direct	$115,533	$83,273	$32,260	39%
National advertising	27,230	28,441	(1,211)	(4)%
Other	4,095	3,996	99	2%
Retail	146,858	115,710	31,148	27%
Wholesale	21,654	40,914	(19,260)	(47)%
Total revenues	168,512	156,624	11,888	8%
Operating expenses:
Cost of revenues and operations	22,804	15,540	7,264	47%
Product and technology	17,951	19,522	(1,571)	(8)%
Marketing and sales	59,527	50,512	9,015	18%
General and administrative	13,148	17,445	(4,297)	(25)%
Affiliate revenue share	3,813	2,355	1,458	62%
Depreciation and amortization	26,712	22,377	4,335	19%
Total operating expenses	143,955	127,751	16,204	13%
Operating income	24,557	28,873	(4,316)	(15)%
Nonoperating (expense) income:
Interest expense, net	(7,343)	(1,770)	(5,573)	315%
Other income, net	27	51	(24)	(47)%
Total nonoperating expense, net	(7,316)	(1,719)	(5,597)	326%
Income before income taxes	17,241	27,154	(9,913)	(37)%
Income tax expense	4,515	2,345	2,170	93%
Net income	$12,726	$24,809	$(12,083)	(49)%

Retail Revenues—Direct.  Direct revenues primarily represent online subscription products sold to dealer customers who purchase advertising packages to market their vehicle inventory and other aspects of their dealership. Direct revenues is our largest revenue stream, representing 68.6% of total revenues for the three months ended June 30, 2018. The addition of DI’s and LDM’s business contributed $14.5 million to the overall revenue increase. Excluding the impact of the Acquisition, direct revenues increased $17.8 million, driven by a 15% increase in dealer customers and a 6% increase in average revenue per dealer. The affiliate market conversions resulted in an incremental $21.2 million to direct revenues and a decrease of $18.9 million in Wholesale revenues, which includes $4.4 million of unfavorable contracts liability amortization. Excluding the impact of the Acquisition and affiliate market conversions, Direct revenues declined $3.4 million, primarily due to a 5% decline in dealer customers. Direct dealer customers increased 3% from March 31, 2018, primarily driven by the addition of 508 incremental customers from the Acquisition. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Retail Revenues—National Advertising.  National advertising revenues consists of display advertising sold to advertising agencies and OEMs as well as leads sold to OEMs. Display ads are placed throughout the Cars.com website and apps. National advertising revenues represented 16.2% of total revenues for the three months ended June 30, 2018. National advertising revenue decreased 4%, primarily due to a decrease in display advertising sold to OEMs, partially offset by incremental revenue related to new products and a higher volume of leads sold to OEMs.

Wholesale Revenues.  Wholesale revenues represent the fees we charge for online subscription products sold to dealers by affiliates. Wholesale revenues represented 12.9% of total revenues for the three months ended June 30, 2018. Wholesale revenues decreased primarily due to the affiliate market conversions from Wholesale revenues ($18.9 million, which includes $4.4 million of unfavorable contracts liability amortization) to direct revenues ($21.2 million). In addition, excluding the affiliate market conversions, Wholesale revenues was impacted by a 12% decline in dealer customers. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenues and operations.  Cost of revenues and operations primarily consist of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and related compensation costs. Cost of revenues and operations represents 13.5% and 9.9% of total revenues for the three months ended June 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $6.4 million to the overall increase. Excluding the impact of the Acquisition, cost of revenues and operations increased $0.9 million and 6%, primarily due to third-party costs related to new product offerings.

Product and technology.  The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports the Cars.com products and website. Product and technology expenses include compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses represent 10.7% and 12.5% of total revenues for the three months ended June 30, 2018 and 2017, respectively. Product and technology expenses decreased 8%, primarily due to reduced compensation costs associated with lower headcount, partially offset by the addition of DI’s and LDM’s business.

Marketing and sales.  Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV and online advertising and production of ad creative, market research, trade events and compensation costs for the marketing, sales support and sales teams. Marketing and sales expenses represent 35.3% and 32.3% of total revenues for the three months ended June 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $4.3 million to the overall increase, as we expanded the salesforce to support our new product offerings. Excluding the impact of the Acquisition, marketing and sales expenses increased $4.7 million and 9%, primarily due to planned strategic marketing investments aimed at consumer acquisition and continued investments in our sales structure to support the nearly 2,400 dealer customers that transitioned from the affiliate sales channel into our direct sales channel, while implementing certain operational efficiencies across the sales organization.

General and administrative. General and administrative expenses primarily consist of compensation costs for the finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets. General and administrative expenses represent 7.8% and 11.1% of total revenues for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses decreased $4.3 million and 25%, primarily due to the prior year impact of $4.6 million related to the Separation and $2.7 million related to the move to our new corporate headquarters location. These items were partially offset by the addition of DI’s and LDM’s business, $0.8 million in incremental costs of being a public company and $1.1 million in costs associated with the stockholder activist campaign.

Affiliate revenue share. Affiliate revenue share expenses primarily represent payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expenses increased 62%, primarily due to increase in costs associated with the early conversions of the McClatchy and tronc markets, partially offset by amortization of the unfavorable contracts liability which was previously recorded in Wholesale revenues. For information related to the unfavorable contracts liability, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 19%, primarily due the incremental amortization expense related to the Acquisition.

Interest expense, net. The increase is due to interest associated with the Credit Agreement principally utilized to fund the Separation and the Acquisition. For information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense. Effective with the Separation, we established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% for the three months ended June 30, 2018 and differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes, nondeductible transaction costs and the impact of the Tax Cuts and Jobs Act, partially offset by certain tax credits and excess tax benefits from stock-based compensation. The Company recorded $2.3 million of income tax expense for the same period in 2017 related to DealerRater.com LLC and corporate income tax for the Company upon its Separation from TEGNA on June 1, 2017. For information related to income taxes, see Note 6 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,		Increase
In thousands (except percentages)	2018	2017	(Decrease)	% Change
Revenues:
Direct	$217,011	$166,908	$50,103	30%
National advertising	54,048	53,377	671	1%
Other	8,142	7,670	472	6%
Retail	279,201	227,955	51,246	22%
Wholesale	49,268	81,843	(32,575)	(40)%
Total revenues	328,469	309,798	18,671	6%
Operating expenses:
Cost of revenues and operations	41,890	31,442	10,448	33%
Product and technology	40,284	38,439	1,845	5%
Marketing and sales	125,562	109,513	16,049	15%
General and administrative	31,264	25,184	6,080	24%
Affiliate revenue share	7,096	4,716	2,380	50%
Depreciation and amortization	50,650	44,450	6,200	14%
Total operating expenses	296,746	253,744	43,002	17%
Operating income	31,723	56,054	(24,331)	(43)%
Nonoperating (expense) income:
Interest expense, net	(13,300)	(1,729)	(11,571)	***%
Other income, net	11	135	(124)	(92)%
Total nonoperating expense, net	(13,289)	(1,594)	(11,695)	***%
Income before income taxes	18,434	54,460	(36,026)	(66)%
Income tax expense	4,779	2,763	2,016	73%
Net income	$13,655	$51,697	$(38,042)	(74)%

***	Not meaningful

Retail Revenues—Direct.  Direct revenues is our largest revenue stream, representing 66.1% of total revenues for the six months ended June 30, 2018. The addition of DI’s and LDM’s business since the date of the Acquisition contributed $20.2 million to the overall revenue increase. Excluding the impact of the Acquisition, direct revenues increased $29.9 million, driven by a 15% increase in dealer customers and a 6% increase in average revenue per dealer. The affiliate market conversions resulted in an incremental $35.7 million to direct revenues and a decrease of $31.9 million in Wholesale revenues, which includes $7.5 million of unfavorable contracts liability amortization. Excluding the impact of the Acquisition and affiliate market conversions, direct revenues declined $5.8 million, primarily due to a 5% decline in dealer customers. Direct dealer customers increased 3% from March 31, 2018, primarily driven by the addition of 508 incremental customers from the Acquisition. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Retail Revenues—National Advertising.  National advertising revenues represented 16.5% of total revenues for the six months ended June 30, 2018. National advertising revenues increased 1%, primarily driven by a higher volume of leads sold to OEMs and incremental revenue related to new products, partially offset by a decrease in display advertising sold to OEMs.

Wholesale Revenues.  Wholesale revenues represented 15.0% of total revenues for the six months ended June 30, 2018. Wholesale revenues decreased primarily due to the affiliate market conversions from Wholesale revenues ($31.9 million, which includes $7.5 million of unfavorable contracts liability amortization) to direct revenues ($35.7 million). In addition, excluding the affiliate market conversions, Wholesale revenues was impacted by a 12% decline in dealer customers. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenues and operations. Cost of revenues and operations represents 12.8% and 10.1% of total revenues for the six months ended June 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $9.9 million to the overall increase. Excluding the impact of the Acquisition, cost of revenues and operations increased $0.5 million and 2%, primarily due to costs associated with a higher volume of pay-per-lead product sales and certain third-party costs related to new product offerings, partially offset by cost efficiencies related to certain vendor arrangements.

Product and technology. Product and technology expenses represent 12.3% and 12.4% of total revenues for the six months ended June 30, 2018 and 2017, respectively. Product and technology expenses increased 5%, primarily due to the addition of DI’s and LDM’s business since the date of the Acquisition, which includes $3.9 million in compensation expense related to a portion of the cash settlement of DI’s unvested equity awards as of the Acquisition date. This increase was partially offset by reduced compensation costs associated with lower headcount and lower third-party consulting costs.

Marketing and sales.  Marketing and sales expenses represent 38.2% and 35.3% of total revenues for the six months ended June 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $6.8 million to the overall increase, as we expanded our salesforce to support our new product offerings. Excluding the impact of the Acquisition, marketing and sales expenses increased $9.2 million and 8%, primarily due to planned strategic marketing investments aimed at consumer acquisition and continued investments in our sales structure to support the nearly 2,400 dealer customers that transitioned from the affiliate sales channel into our direct sales channel, while implementing certain operational efficiencies across the sales organization.

General and administrative. General and administrative expenses represent 9.5% and 8.1% of total revenues for the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses increased $6.1 million and 24%, primarily due to $4.9 million in costs associated with the stockholder activist campaign, $4.6 million in costs related to the Acquisition, $3.9 million in incremental costs of being a public company and the addition of DI’s and LDM’s business since the date of the Acquisition. These increases were partially offset by $1.5 million in lower costs associated with the separation of certain employees and the prior year impacts of $4.7 million related to the Separation and $3.4 million related to the move to our new corporate headquarters location.

Affiliate revenue share. Affiliate revenue share expenses increased 50%, primarily due to increase in costs associated with the early conversions of the McClatchy and tronc markets, partially offset by amortization of the unfavorable contracts liability. For information related to the unfavorable contracts liability, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 14%, primarily due the incremental amortization expense related to the Acquisition.

Interest expense, net. The increase is due to interest associated with the Credit Agreement principally utilized to fund the Separation and the Acquisition. For information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 25.9% for the six months ended June 30, 2018 and differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes, nondeductible transaction costs and the impact of the Tax Cuts and Jobs Act, partially offset by certain tax credits and excess tax benefits from stock-based compensation. The Company recorded $2.8 million of income tax expense for the same period 2017 related to DealerRater.com LLC and corporate income tax for the Company upon its Separation from TEGNA on June 1, 2017. For information related to income taxes, see Note 6 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview.  Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive cash flows in 2018 and 2017 which, along with our term and revolving loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we could raise additional funds through other public or private debt or equity financings. As of June 30, 2018, cash and cash equivalents were $18.4 million.

Term Loan and Revolving Loan. As of June 30, 2018, the outstanding principal amount under the term loan was $427.5 million, with an interest rate of 3.9%, and the outstanding borrowings under the revolving loan were $300.0 million, with an interest rate of 3.6%. During the six months ended June 30, 2018, we borrowed $165.0 million under the revolving loan to fund the Acquisition and $25.0 million to fund share repurchases. We also made $35.0 million in voluntary revolving loan repayments and $11.3 million in quarterly term loan payments. As of June 30, 2018, we were permitted to borrow an aggregate of $150.0 million under the revolving loan. Our borrowings are limited by our net leverage ratio, which was 3.0 to 1.0 as of June 30, 2018.

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We intend to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2018, the Company repurchased and subsequently retired 2.0 million shares for $50.0 million.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$70,624	$96,732	$(26,108)
Investing activities	(163,385)	(18,910)	(144,475)
Financing activities	90,592	(50,118)	140,710
Net change in cash and cash equivalents	$(2,169)	$27,704	$(29,873)

Operating Activities. The decrease in cash provided by operating activities is primarily due to higher interest payments related to our term and revolving loans, the cash settlement of DI’s unvested equity awards, costs associated with the stockholder activist campaign, costs related to the Acquisition and the incremental costs of being a public company, partially offset by other changes in operating assets and liabilities. During the six months ended June 30, 2017, we also received $5.1 million in cash from the lessor for lease incentives related to the move to our new corporate headquarters location.

Investing Activities. The increase in cash used in investing activities is primarily due to the Acquisition. During the six months ended June 30, 2017, we also paid $18.9 million for capital expenditures, principally related to the move to our new corporate headquarters. For information related to the Acquisition, see Note 3 (Business Combination and Goodwill) to the Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Financing Activities. The increase in cash provided by financing activities is primarily driven by borrowings of $165.0 million to fund the Acquisition and $25.0 million to fund share repurchases, partially offset by $50.0 million in share repurchases, $35.0 million in voluntary loan repayments and $11.3 million in quarterly term loan payments. During the six months ended June 30, 2017, cash used in financing activities was primarily driven by transactions with TEGNA. Prior to the Separation, TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this approach, we provided funds to TEGNA and vice versa until the cash distribution to TEGNA at the time of the Separation. Thus, the net cash flow between TEGNA and us was presented as a financing activity. For information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies

For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 6, 2018 and see Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2018, there have been no changes to our critical accounting policies, except for our revenue recognition policy, which reflects the adoption of the Financial Accounting Standards Oversight Board Accounting Standards Codification 606, Revenue from Contracts with Customers.

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through our direct sales force (Retail revenues) and affiliate sales channels (Wholesale revenues).

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

Display Advertising Products and Services Revenue. We also earn revenue through the sale of display advertising on our website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as Deferred revenue and recognized as revenue when earned. Display advertising products revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

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

Subsequent Event

In July 2018, we amended our affiliate agreement with the Washington Post and agreed to convert the Washington DC market into our direct sales channel, effective August 1, 2018, which was prior to the October 2019 expiration of the original agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018. Our exposures to market risk have not changed materially since December 31, 2017.

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

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018, which could materially affect our business, financial condition, results of operations and future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended June 30, 2018 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
April 1 through April 30, 2018	-	$-	-	$200,000
May 1 through May 31, 2018	2,012,505	24.84	2,012,505	150,000
June 1 through June 30, 2018	-	-	-	150,000
Total	2,012,505		2,012,505

(1)	The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program.

(2)

In March 2018, the Company’s Board of Directors authorized a share repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations.

(3)	The amounts presented represent the remaining total Board of Directors authorized value to be spent after each month's repurchases.

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

Cars.com Inc.

Date: August 8, 2018	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer