Form 10-Q
period 2018-09-30
Cars.com Inc.
filed 2018-11-07
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 68,568,102 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated and Combined Balance Sheets

(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,809	$20,563
Accounts receivable, net	107,687	100,857
Prepaid expenses	11,662	11,408
Other current assets	9,558	9,811
Total current assets	146,716	142,639
Property and equipment, net	40,850	39,740
Goodwill	884,339	788,107
Intangible assets, net	1,533,442	1,529,500
Investments and other assets	10,451	11,053
Total assets	$2,615,798	$2,511,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,040	$6,581
Accrued compensation	10,889	14,185
Unfavorable contracts liability	25,185	25,200
Current portion of long-term debt	24,022	21,158
Other accrued liabilities	45,736	23,025
Total current liabilities	113,872	90,149
Noncurrent liabilities:
Unfavorable contracts liability	—	18,885
Long-term debt	678,426	557,194
Deferred tax liability	168,360	146,482
Other noncurrent liabilities	20,297	19,201
Total noncurrent liabilities	867,083	741,762
Total liabilities	980,955	831,911
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 68,926 and 71,628 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	689	716
Additional paid-in capital	1,505,279	1,501,830
Retained earnings	128,875	176,582
Total stockholders' equity	1,634,843	1,679,128
Total liabilities and stockholders' equity	$2,615,798	$2,511,039

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Retail	$151,627	$118,825	$430,828	$346,780
Wholesale(1)	17,685	41,074	66,953	122,917
Total revenues	169,312	159,899	497,781	469,697
Operating expenses:
Cost of revenues and operations	24,034	18,176	65,924	49,618
Product and technology	15,918	18,422	56,202	56,861
Marketing and sales	56,083	50,733	181,645	160,246
General and administrative	14,345	9,180	45,609	34,364
Affiliate revenue share	4,097	2,121	11,193	6,837
Depreciation and amortization	26,504	21,893	77,154	66,343
Total operating expenses	140,981	120,525	437,727	374,269
Operating income	28,331	39,374	60,054	95,428
Nonoperating (expense) income:
Interest expense, net	(7,005)	(5,431)	(20,305)	(7,160)
Other income, net	65	64	76	199
Total nonoperating expense, net	(6,940)	(5,367)	(20,229)	(6,961)
Income before income taxes	21,391	34,007	39,825	88,467
Income tax expense	5,594	13,019	10,373	15,782
Net income	$15,797	$20,988	$29,452	$72,685
Weighted-average common shares outstanding:
Basic	69,652	71,699	70,900	71,693
Diluted	70,029	71,767	71,153	71,763
Earnings per share:
Basic	$0.23	$0.29	$0.42	$1.01
Diluted	0.23	0.29	0.41	1.01
(1)	For information related to related party transactions, see Note 12 (Related Party Transactions).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders' Equity

Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$1,679,128
Net income	—	—	—	—	—	29,452	29,452
Transactions with TEGNA, net (1)	—	—	200	2	(3,568)	—	(3,566)
Repurchases of common stock	—	—	(2,986)	(30)	—	(77,159)	(77,189)
Shares issued in connection with stock-based compensation plans, net	—	—	84	1	(478)	—	(477)
Stock-based compensation expense	—	—	—	—	7,495	—	7,495
Balance at September 30, 2018	—	$—	68,926	$689	$1,505,279	$128,875	$1,634,843

(1)	For information related to related party transactions, see Note 12 (Related Party Transactions).

The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$29,452	$72,685
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	9,195	7,941
Amortization of intangible assets	67,959	58,402
Amortization of unfavorable contracts liability	(18,900)	(18,900)
Stock-based compensation expense	7,495	1,493
Deferred income taxes	7,137	8,388
Provision for doubtful accounts	3,451	2,561
Amortization of debt issuance costs	971	463
Other, net	762	1,247
Changes in operating assets and liabilities, net of Acquisition:
Accounts receivable	1,119	2,665
Prepaid expenses	66	(238)
Other current assets	330	(5,519)
Other assets	602	616
Accounts payable	(2,397)	(209)
Accrued compensation	(3,363)	(8,451)
Other accrued liabilities	18,306	10,430
Other noncurrent liabilities	(1,104)	3,652
Cash received from lessor for lease incentives	—	9,970
Net cash provided by operating activities	121,081	147,196
Cash flows from investing activities:
Payment for Acquisition, net (1)	(157,153)	—
Purchase of property and equipment	(9,966)	(27,631)
Net cash used in investing activities	(167,119)	(27,631)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	195,000	675,000
Payments of debt issuance costs and other fees	—	(6,208)
Payments of long-term debt	(71,875)	(50,625)
Payments related to stock-based compensation plans, net	(477)	—
Repurchases of common stock	(76,681)	—
Cash distribution to TEGNA related to Separation	—	(650,000)
Transactions with TEGNA, net	(2,683)	(69,200)
Net cash provided by (used in) financing activities	43,284	(101,033)
Net (decrease) increase in cash and cash equivalents	(2,754)	18,532
Cash and cash equivalents at beginning of period	20,563	8,896
Cash and cash equivalents at end of period	$17,809	$27,428

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$500	$5,726
Cash paid for interest	19,472	6,826

(1)	For information related to the Acquisition, see Note 3 (Business Combination and Goodwill).

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

The significant accounting policies used in preparing these Consolidated and Combined Financial Statements were applied on a basis consistent with those reflected in the December 31, 2017 Consolidated and Combined Financial Statements. In the opinion of management, the Consolidated and Combined Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) requiring lessees to recognize assets and liabilities on the Consolidated and Combined Balance Sheets for leases with lease terms of more than 12 months and to disclose additional quantitative and qualitative information about leasing arrangements. The new guidance is effective for the Company on January 1, 2019. The Company plans to utilize the package of practical expedients and to initially apply Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Although the Company is currently evaluating the provisions of the ASU to determine its full impact on the Company’s Consolidated and Combined Financial Statements, the primary impact will be to record assets and liabilities for current operating leases, which are principally related to real estate.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The new guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

Company is currently evaluating this new guidance and does not expect it to have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

NOTE 3. Business Combination and Goodwill

On February 21, 2018, the Company acquired all of the outstanding stock of DI, an innovative technology leader providing progressive dealer websites, digital retailing and messaging platform products, and substantially all of the net assets of LDM, a provider of digital marketing services, including paid, organic, social and creative services (collectively, the “Acquisition”). The Acquisition consists of proprietary solutions that are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions.

The Company expensed as incurred total acquisition costs of $4.9 million, of which $4.3 million was recorded during the nine months ended September 30, 2018. These costs were recorded in General and administrative in the Consolidated and Combined Statements of Income. In connection with the Acquisition, DI’s unvested equity awards were cash settled for a total of $5.7 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Statements of Income.

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

Acquisition-date Fair Value
Cash consideration (1)	$164,333
Contingent consideration (2)	2,200
Cash settlement of DI's unvested equity awards (3)	(5,700)
Total consideration	$160,833

Cash	$1,480
Accounts receivable	11,400
Property and equipment	1,215
Other assets	320
Identified intangible assets (4)	71,900
Total assets acquired	86,315
Accounts payable	(2,514)
Deferred tax liability	(14,741)
Other liabilities	(4,459)
Total liabilities assumed	(21,714)
Net identifiable assets	64,601
Goodwill	96,232
Total consideration	$160,833

(1)	A reconciliation of cash consideration to Payment for Acquisition, net in the Consolidated and Combined Statements of Cash Flows is as follows (in thousands):

Cash consideration	$164,333
Less: Cash settlement of DI's unvested equity awards (3)	(5,700)
Less: Cash acquired	(1,480)
Payment for Acquisition, net	$157,153

(2)

As part of the Acquisition, the Company may be required to pay up to an additional $15 million in cash consideration to the former owners of DI and LDM. The actual amount to be paid will be based on DI’s and LDM’s future performance

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

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

(4)	Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Acquired software	$39,500	4
Customer relationships	18,300	4
Trade names	14,100	10
Total	$71,900

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

Goodwill. In connection with the Acquisition, the Company recorded goodwill in the amount of $96.2 million, which is primarily attributable to sales growth from existing and future technology, product offerings and customers and the value of the acquired assembled workforce. Of the total goodwill recorded in connection with the Acquisition, approximately $15.0 million is deductible for income tax purposes. The Company’s goodwill activity for the nine months ended September 30, 2018 is as follows (in thousands):

December 31, 2017	$788,107
Additions	96,232
September 30, 2018	$884,339

Pro forma Financial Information (unaudited). The unaudited pro forma information presented below summarizes the combined revenues and net income of the Company and DI and LDM, as if the Acquisition had been completed on January 1, 2017 and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for incremental intangible asset amortization based on the fair values of each identifiable intangible asset, interest expense on the borrowings under the revolving loan to fund the Acquisition, certain other compensation related costs including stock-based compensation and retention bonuses, and integration costs. Pro forma adjustments were tax-affected at the Company’s corporate blended statutory tax rate applicable during the respective periods presented.

This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the Acquisition had taken place on January 1, 2017, nor the results that may be obtained in the future. The unaudited pro forma information does not reflect future synergies or other such costs or savings.

Selected unaudited pro forma information for the three months ended September 30, 2018 and 2017, respectively, is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenues	$169,312	$171,025
Net income	16,540	17,342

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

From the date of the Acquisition, the Company included DI’s and LDM’s financial results in its Consolidated and Combined Statements of Income for the three and nine months ended September 30, 2018. A summary of DI and LDM contributed revenues and net loss is as follows:

	Three Months Ended September 30, 2018 (1)	Nine Months Ended September 30, 2018 (2)
Revenues	$15,800	$35,999
Net loss	(1,983)	(10,120)

(1)	The net loss includes $4.1 million of incremental intangible asset amortization related to the Acquisition and $0.7 million in acquisition-related costs, both of which are on a pre-tax basis.

(2)

The net loss includes $9.9 million of incremental intangible asset amortization and $7.5 million of costs related to the Acquisition, primarily related to the cash settlement of DI’s unvested equity awards and acquisition-related costs, both of which are on a pre-tax basis.

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

Prior to the affiliate conversions discussed below, over the annual contract period, the Company recognized $25.2 million of Wholesale revenues with a corresponding reduction of the unfavorable contracts liability. As of September 30, 2018 and December 31, 2017, the unfavorable contracts liability on the Consolidated and Combined Balance Sheets was $25.2 million and $44.1 million, respectively. Of the total unfavorable contracts liability balances, $25.2 million was recorded in current liabilities on the Consolidated and Combined Balance Sheet as of September 30, 2018 and December 31, 2017.

In January 2018, the Company announced it amended its affiliate agreement with The McClatchy Company (“McClatchy”) to convert McClatchy’s 22 affiliate markets into the Company’s direct sales channel in phases, on or before October 2018, prior to the original October 2019 affiliate agreement expiration date. As of October 1, 2018, the Company has completed the McClatchy affiliate market conversions.

In January 2018, the Company amended its affiliate agreement with tronc, Inc. (“tronc”) to convert tronc’s eight affiliate markets into the Company’s direct sales channel, effective February 1, 2018.

In July 2018, the Company amended its affiliate agreement with the Washington Post and agreed to convert the Washington, DC market into the Company’s direct sales channel, effective August 1, 2018, which was prior to the October 2019 expiration of the original agreement.

The Company now has a direct relationship with the dealer customers and recognizes the revenue associated with converted markets as Retail revenues, rather than Wholesale revenues, in the Consolidated and Combined Statements of Income. In addition, as part of the recent changes in the structure of the affiliate agreements, the Company engaged McClatchy, tronc and the Washington Post to perform certain marketing support and transition services through December 31, 2019, March 31, 2020 and October 1, 2019, respectively. The fees associated with the amended affiliate agreements are recorded as Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

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

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

Therefore, during the three and nine months ended September 30, 2018, the Company recorded $5.4 million and $12.9 million, respectively, as a reduction to Affiliate revenue share, rather than Wholesale revenues, in the Consolidated and Combined Statements of Income. The reduction to Affiliate revenue share was partially offset by the fees associated with the marketing support and transition services.

The Company’s unfavorable contracts liability activity for the nine months ended September 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	$44,085
Amortization into Wholesale revenues (1)	(5,992)
Amortization into Affiliate revenue share (2)	(12,908)
Balance at September 30, 2018	$25,185

(1)	Amount represents the amortization of the unfavorable contracts liability related to the remaining affiliate agreements into Wholesale revenues in the Consolidated and Combined Statements of Income.

(2)

Amount represents the amortization of the unfavorable contracts liability related to the converted McClatchy, tronc and Washington Post affiliate agreements into Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

NOTE 5. Debt

As of September 30, 2018, the Company is in compliance with the covenants under its various credit agreements.

Term Loan. As of September 30, 2018, the outstanding principal amount under the term loan was $421.9 million and the interest rate in effect was 3.9%. During the nine months ended September 30, 2018, the Company made $16.9 million in quarterly term loan payments.

Revolving Loan. As of September 30, 2018, the outstanding borrowings under the revolving loan was $285.0 million and the interest rate in effect was 3.8%. During the nine months ended September 30, 2018, the Company borrowed $165.0 million to fund the Acquisition and $30.0 million to fund share repurchases. The Company also made $55.0 million in voluntary revolving loan payments. As of September 30, 2018, the Company was permitted to borrow an additional $165.0 million under the revolving loan. The Company’s borrowings are limited by its net leverage ratio, which was 2.9 to 1.0 as of September 30, 2018.

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of September 30, 2018.

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

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

A summary of income tax expense (dollars in thousands) and the effective tax rate for the three and nine months ended September 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense	$5,594	$13,019	$10,373	$15,782
Effective tax rate	26.2%	38.3%	26.0%	17.8%

Income tax expense was $5.6 million and $10.4 million for the three and nine months ended September 30, 2018, respectively, compared to $13.0 million and $15.8 million for the three and nine months ended September 30, 2017, respectively. The current period income tax expense reflects the financial activity for Cars.com and DMR Holdings, Inc. (“DealerRater”), the Company’s only subsidiary prior to the Acquisition, and the financial results of DI and LDM for the post-acquisition period of February 21, 2018 through September 30, 2018. The prior period income tax expense represents the financial activity of DealerRater and corporate income tax for the Company upon its Separation from TEGNA on June 1, 2017. The effective income tax rate, expressed by calculating the income tax expense as a percentage of income before income taxes, was 26.2% and 26.0% for the three and nine months ended September 30, 2018, respectively, and differed from the U.S. federal statutory rate primarily due to state income taxes, nondeductible transaction costs and the impact of the Tax Cuts and Jobs Act, partially offset by certain tax credits and excess tax benefits from stock-based compensation.

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

NOTE 8. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a share repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2018, the Company repurchased and subsequently retired 3.0 million shares for $77.2 million.

NOTE 9. Stock-Based Compensation

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. During the nine months ended September 30, 2018, the Company granted 780,000 PSUs at a weighted average grant date fair value of $27.41 per unit. Of the total PSUs granted, 632,000 PSUs were granted to certain employees in connection with the Acquisition and require continued employee service. The percentage of PSUs that shall vest will range from 0% to 150% of the number of PSUs granted based on DI’s and LDM’s future performance related to certain revenue targets over a three-year performance period. These PSUs are subject to graded vesting over three years. The remaining PSUs granted during the nine months ended September 30, 2018 require continued employee service. The percentage of these PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a two-year performance period. These PSUs are subject to graded vesting over three years.

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSU’s are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

date of grant. During the nine months ended September 30, 2018, the Company granted 519,000 RSUs at a weighted-average grant-date fair value of $26.74 per unit.

Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2018, the Company issued  21,000 shares of the Company’s common stock in connection with the first ESPP offering period. In September 2018, the Company completed its second ESPP offering period and will issue 36,000 shares of the Company’s common stock during the fourth quarter of 2018.

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

The Company’s affiliates also sell online subscription advertising products to dealer customers and the Company earns Wholesale revenues through its affiliate agreements. Affiliates are assigned certain sales territories in which they sell the Company’s products. Under these agreements, the Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers. The Company recognizes Wholesale revenues ratably as the service is provided over the contract term. In situations where the Company’s direct sales force sells the Company’s products within an affiliate’s assigned territory, the Company pays the affiliate a revenue share which is classified as “Affiliate revenue share” in the Consolidated and Combined Statements of Income. Wholesale revenues also includes a portion of the amortization of the unfavorable contracts liability. For information related to the unfavorable contracts liability, see Note 4 (Unfavorable Contracts Liability).

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

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales channel	2018	2017	2018	2017
Direct	$119,510	$82,504	$336,521	$249,412
National advertising	28,107	32,002	82,155	85,379
Other	4,010	4,319	12,152	11,989
Retail	151,627	118,825	430,828	346,780
Wholesale	17,685	41,074	66,953	122,917
Total revenues	$169,312	$159,899	$497,781	$469,697

Major products and services
Online subscription advertising	$127,965	$120,144	$380,218	$362,328
Display advertising	30,748	28,155	86,634	76,422
Pay per lead	7,933	9,141	22,968	23,952
Other	2,666	2,459	7,961	6,995
Total revenues	$169,312	$159,899	$497,781	$469,697

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$15,797	$20,988	$29,452	$72,685
Basic weighted-average common shares outstanding	69,652	71,699	70,900	71,693
Effect of dilutive stock-based compensation awards	377	68	253	70
Diluted weighted-average common shares outstanding	70,029	71,767	71,153	71,763
Earnings per share, basic	$0.23	$0.29	$0.42	$1.01
Earnings per share, diluted	0.23	0.29	0.41	1.01

NOTE 12. Related Party Transactions

As a result of the Separation, certain stock-based awards previously granted by TEGNA to its employees were converted into stock of both TEGNA and Cars.com. The Company is responsible for any employee payroll taxes related to awards settled in Cars.com common stock for which stock was withheld for payroll tax purposes. During the nine months ended September 30, 2018, the

Cars.com Inc.

Notes to the Consolidated and Combined Financial Statements (continued)

(Unaudited)

Company withheld $3.6 million, which is recorded as a reduction of Additional paid-in capital on the Consolidated and Combined Balance Sheets.

The Company is party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. During the three and nine months ended September 30, 2017, related party revenue generated with this agreement was zero and $3.4 million, respectively. Although TEGNA is no longer a related party, the commercial agreement with TEGNA is still effective after the Separation.

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

•	If we expand into new geographic markets, we may be prevented from using our brands in such markets.
•	Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.
•	Seasonality may cause fluctuations in our revenue and operating results.
•	Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.
•	We have a limited history of operating as an independent company.
•	There could be significant liability if the spin-off of Cars.com Inc. from TEGNA, Inc. (the “Separation”) is determined to be a taxable transaction.
•	We may be unable to engage in certain corporate transactions after the Separation, because such transactions could jeopardize the intended tax-free status of the distribution.
•	We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially and adversely affect our business.
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

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except percentages)	2018	2017	2018	2017
Revenues	$169,312	$159,899	$497,781	$469,697
Net income	15,797	20,988	29,452	72,685
Retail revenues as % of total revenues	90%	74%	87%	74%
Wholesale revenues as % of total revenues	10%	26%	13%	26%

2018 Highlights

•

Affiliate Conversions. During the nine months ended September 30, 2018, we amended our affiliate agreements with McClatchy, tronc and the Washington Post to convert several markets prior to the expiration dates of the original affiliate agreements. In addition, on October 1, 2018, we converted the remaining McClatchy markets and currently serve 84% of our dealer customers through our direct sales force. As a result of these early conversions, we successfully migrated over 3,200 dealer customers from our affiliate sales channel into our direct sales channel. We will continue to focus on pursuing transactions to facilitate early conversions of the remaining affiliate markets. We now record the revenues associated with converted markets as Retail revenues, rather than Wholesale revenues in the Consolidated and Combined Statements of Income. For additional information on the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

•

Acquisition of DI and LDM. In February 2018, we completed the acquisition of privately-held DI and LDM. DI is an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing and messaging platform products. LDM is a provider of digital marketing services, including paid, organic, social and creative services. The Acquisition aligns with our strategy of integrating new capabilities and additional talent to accelerate organic growth, strengthen the retail experience, deepen dealer connections and improve clarity of attribution while generating additional revenues and cash flow and ultimately, enhancing stockholder value. Our results of operations for the nine months ended September 30, 2018 include DI and LDM financial results for the post-acquisition period of February 21, 2018 through September 30, 2018.

•

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. We intend to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2018, the Company repurchased and subsequently retired 3.0 million shares for $77.2 million.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including: unique visitors, average revenue per dealer and dealer customer and consumer satisfaction statistics.

Information regarding Traffic and Average Vehicle Listings is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Traffic (Visits)	113,751,000	101,698,000	12%	340,121,000	311,612,000	9%
Average Vehicle Listings	4,655,000	4,869,000	(4)%	4,785,000	4,956,000	(3)%

Information regarding our Dealer Customers is as follows:

	September 30, 2018	June 30, 2018	% Change	September 30, 2017	% Change
Direct	17,011	16,592	3%	13,963	22%
Affiliate	3,396	4,128	(18)%	7,344	(54)%
Total	20,407	20,720	(2)%	21,307	(4)%

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

Traffic increases were primarily driven by an increase in search engine optimization and planned strategic marketing investments aimed at consumer acquisition, engagement and brand awareness amongst auto shopping audiences. Mobile traffic accounted for 68% and 66% of total Traffic for the three and nine months ended September 30, 2018, respectively. Average monthly unique visitors increased 10% and 9% for the three and nine months ended September 30, 2018, respectively.

Dealer Customers. Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEM customers. The larger the advertiser base, the more inventory and options that are available for consumers to review. Dealer Customers represents the car dealerships using our products as of the end of each reporting period. Each dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Beginning June 30, 2018, this key operating metric includes DI and LDM customers.

Total Dealer Customers declined 2% from June 30, 2018. Direct dealer customers increased 419, resulting from dealer customers converted from affiliate markets, partially offset by higher cancellations in previously converted affiliate markets and lower overall sales.

Total Dealer Customers declined 4% from September 30, 2017. Direct dealer customers increased 3,048, resulting from dealer customers converted from affiliate markets and the addition of incremental customers from the Acquisition, partially offset by higher cancellations in previously converted affiliate markets and due to the sunsetting of a lower priced, legacy DealerRater baseline product.

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

Declines in Average Vehicle Listings for the three and nine months ended September 30, 2018 were due to fewer new car listings, primarily related to fewer dealer customers. For the three and nine months ended September 30, 2018, used car listings were flat and increased 3%, respectively.

Factors Affecting Our Performance

Our continued success will depend in part on our ability to address and successfully manage challenges, both specific to our business and in the digital advertising marketplace generally. In the near term, we may experience compressed margins as a result of our transition from a wholly-owned subsidiary of TEGNA to an independent publicly traded company. Due to the transition, we have further developed our internal infrastructure and support functions through the recruiting and hiring of managers and employees required to strengthen our legal, treasury, finance, tax, investor relations and other similar functions. Similarly, we will incur ongoing public company costs, including those related to an independent board of directors, compliance with regulatory and stock exchange requirements and increased auditing and insurance fees. Further, the indebtedness we incurred in connection with the Separation from TEGNA in May 2017 and the Acquisition in February 2018, has reduced our free cash flow, which may limit our ability to make strategic acquisitions or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business. We expect to manage these incremental costs and the associated increased risk by focusing on improving our operating efficiency and continued growth in our business to drive operating margins and generate free cash flow. In addition, our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic factors. We have recently observed the beginning of a cyclical downturn in the United States auto market, which has impacted new car sales and thus OEMs’ and dealers’ spending. While our customers may weigh lower-priced and other options in the market, we believe that the value we deliver will provide continuity as they evaluate their spend.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,		Increase
In thousands (except percentages)	2018	2017	(Decrease)	% Change
Revenues:
Direct	$119,510	$82,504	$37,006	45%
National advertising	28,107	32,002	(3,895)	(12)%
Other	4,010	4,319	(309)	(7)%
Retail	151,627	118,825	32,802	28%
Wholesale	17,685	41,074	(23,389)	(57)%
Total revenues	169,312	159,899	9,413	6%
Operating expenses:
Cost of revenues and operations	24,034	18,176	5,858	32%
Product and technology	15,918	18,422	(2,504)	(14)%
Marketing and sales	56,083	50,733	5,350	11%
General and administrative	14,345	9,180	5,165	56%
Affiliate revenue share	4,097	2,121	1,976	93%
Depreciation and amortization	26,504	21,893	4,611	21%
Total operating expenses	140,981	120,525	20,456	17%
Operating income	28,331	39,374	(11,043)	(28)%
Nonoperating (expense) income:
Interest expense, net	(7,005)	(5,431)	(1,574)	29%
Other income, net	65	64	1	2%
Total nonoperating expense, net	(6,940)	(5,367)	(1,573)	29%
Income before income taxes	21,391	34,007	(12,616)	(37)%
Income tax expense	5,594	13,019	(7,425)	(57)%
Net income	$15,797	$20,988	$(5,191)	(25)%

Retail Revenues—Direct.  Direct revenues primarily represent online subscription products sold to dealer customers who purchase advertising packages to market their vehicle inventory and other aspects of their dealership. Direct revenues is our largest revenue stream, representing 70.6% of total revenues for the three months ended September 30, 2018. The addition of DI’s and LDM’s business contributed $15.8 million to the direct revenue increase. The affiliate market conversions contributed $25.6 million to direct revenue, while reducing wholesale revenues $22.6 million ($5.4 million relates to the unfavorable contracts liability amortization). Excluding the impact of the Acquisition and affiliate market conversions, direct revenues declined $4.4 million, primarily due to a 7% decline in dealer customers. Direct dealer customers decreased 2% from June 30, 2018. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Retail Revenues—National Advertising.  National advertising revenues consists of display advertising sold to advertising agencies and OEMs, as well as leads sold to OEMs. Display ads are placed throughout the Cars.com website and apps. National advertising revenues represented 16.6% of total revenues for the three months ended September 30, 2018. National advertising revenue declined 12%, as OEMs reduced their spending on display ads mostly due to the cyclical nature of the auto industry.

Wholesale Revenues.  Wholesale revenues represent the fees we charge for online subscription products sold to dealers by affiliates. Wholesale revenues represented 10.4% of total revenues for the three months ended September 30, 2018. Wholesale revenues decreased primarily due to the affiliate market conversions from wholesale revenues ($22.6 million, which includes $5.4 million of unfavorable contracts liability amortization) to direct revenues ($25.6 million). In addition, excluding the affiliate market conversions, wholesale revenues was impacted by a 7% decline in dealer customers. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenues and operations.  Cost of revenues and operations primarily consist of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and related compensation costs. Cost of revenues and operations represents 14.2% and 11.4% of total revenues for the three months ended September 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $6.5 million to the overall increase. Excluding the impact of the Acquisition, cost of revenues and operations decreased $0.7 million and 4%, primarily due to reduced compensation.

Product and technology.  The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports the Cars.com products and website. Product and technology expenses include compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses represent 9.4% and 11.5% of total revenues for the three months ended September 30, 2018 and 2017, respectively. Product and technology expenses decreased 14%, primarily due to reduced compensation costs associated with lower headcount, partially offset by the addition of DI’s and LDM’s business.

Marketing and sales.  Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV and online advertising and production of ad creative, market research, trade events and compensation costs for the marketing, sales support and sales teams. Marketing and sales expenses represent 33.1% and 31.7% of total revenues for the three months ended September 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $4.2 million to the overall increase, as we expanded the salesforce to support our new product offerings. Excluding the impact of the Acquisition, marketing and sales expenses increased $1.2 million and 2%, primarily due to planned strategic marketing investments aimed at consumer engagement, brand awareness amongst auto shopping audiences and search engine optimization, partially offset by cost efficiencies related to investments aimed at consumer acquisition.

General and administrative. General and administrative expenses primarily consist of compensation costs for the finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets. General and administrative expenses represent 8.5% and 5.7% of total revenues for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses increased $5.2 million and 56%, primarily due to $2.9 million in costs related to consulting services incurred as part of our settlement agreement with our stockholder activist, $0.8 million in incremental stock-based compensation and the addition of DI’s and LDM’s business.

Affiliate revenue share. Affiliate revenue share expenses primarily represent payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expenses increased 93%, primarily due to increase in costs associated with the early conversions of the McClatchy, tronc and Washington Post markets, partially offset by amortization of the unfavorable contracts liability which was previously recorded in wholesale revenues. For information related to the unfavorable contracts liability, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 21%, primarily due to the incremental amortization expense related to the Acquisition.

Interest expense, net. Interest expense increased due to interest associated with the Credit Agreement principally utilized to fund the Separation and the Acquisition. For information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.2% for the three months ended September 30, 2018 and differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes, nondeductible transaction costs and the impact of the Tax Cuts and Jobs Act, partially offset by certain tax credits and excess tax benefits from stock-based compensation. For information related to income taxes, see Note 6 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Increase
In thousands (except percentages)	2018	2017	(Decrease)	% Change
Revenues:
Direct	$336,521	$249,412	$87,109	35%
National advertising	82,155	85,379	(3,224)	(4)%
Other	12,152	11,989	163	1%
Retail	430,828	346,780	84,048	24%
Wholesale	66,953	122,917	(55,964)	(46)%
Total revenues	497,781	469,697	28,084	6%
Operating expenses:
Cost of revenues and operations	65,924	49,618	16,306	33%
Product and technology	56,202	56,861	(659)	(1)%
Marketing and sales	181,645	160,246	21,399	13%
General and administrative	45,609	34,364	11,245	33%
Affiliate revenue share	11,193	6,837	4,356	64%
Depreciation and amortization	77,154	66,343	10,811	16%
Total operating expenses	437,727	374,269	63,458	17%
Operating income	60,054	95,428	(35,374)	(37)%
Nonoperating (expense) income:
Interest expense, net	(20,305)	(7,160)	(13,145)	184%
Other income, net	76	199	(123)	(62)%
Total nonoperating expense, net	(20,229)	(6,961)	(13,268)	191%
Income before income taxes	39,825	88,467	(48,642)	(55)%
Income tax expense	10,373	15,782	(5,409)	(34)%
Net income	$29,452	$72,685	$(43,233)	(59)%

Retail Revenues—Direct.  Direct revenues is our largest revenue stream, representing 67.6% of total revenues for the nine months ended September 30, 2018. The addition of DI’s and LDM’s business since the date of the Acquisition contributed $36.0 million to the direct revenue increase. The affiliate market conversions contributed $61.3 million to direct revenue, while reducing wholesale revenues $54.5 million ($12.9 million relates to the unfavorable contracts liability amortization). Excluding the impact of the Acquisition and affiliate market conversions, direct revenues declined $10.2 million, primarily due to a 7% decline in dealer customers. Direct dealer customers decreased 2% from June 30, 2018. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Retail Revenues—National Advertising.  National advertising revenues represented 16.5% of total revenues for the nine months ended September 30, 2018. National advertising revenue decreased 4%, as OEMs reduced their spending on display ads mostly due to the cyclical nature of the auto industry.

Wholesale Revenues.  Wholesale revenues represented 13.5% of total revenues for the nine months ended September 30, 2018. Wholesale revenues decreased primarily due to the affiliate market conversions from wholesale revenues ($54.5 million, which includes $12.9 million of unfavorable contracts liability amortization) to direct revenues ($61.3 million). In addition, excluding the affiliate market conversions, wholesale revenues was impacted by a 7% decline in dealer customers. For information related to the affiliate market conversions, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenues and operations. Cost of revenues and operations represents 13.2% and 10.6% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $16.5 million to the overall increase. Excluding the impact of the Acquisition, cost of revenues and operations was flat, primarily due to reduced compensation costs associated with lower headcount, offset by higher third-party costs related to new product offerings.

Product and technology. Product and technology expenses represent 11.3% and 12.1% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. Product and technology expenses decreased 1%, primarily due to reduced compensation costs associated with lower headcount and lower third-party costs, partially offset by the addition of DI’s and LDM’s business.

Marketing and sales.  Marketing and sales expenses represent 36.5% and 34.1% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. The addition of DI’s and LDM’s business contributed $11.0 million to the overall increase, as we expanded our salesforce to support our new product offerings. Excluding the impact of the Acquisition, marketing and sales expenses increased $10.4 million and 6%, primarily due to planned strategic marketing investments aimed at consumer acquisition, consumer engagement, brand awareness amongst auto shopping audiences and search engine optimization. Sales compensation costs were flat despite serving an incremental 3,400 dealer customers from converted markets.

General and administrative. General and administrative expenses represent 9.2% and 7.3% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expenses increased $11.2 million and 33%, primarily due to $7.8 million in consulting services and other costs incurred as part of our settlement agreement with our stockholder activist, $5.0 million in costs related to the Acquisition, $3.1 million in incremental stock-based compensation, $2.8 million in incremental costs of being a public company and the addition of DI’s and LDM’s business since the date of the Acquisition. These increases were partially offset by $1.6 million in lower costs associated with the separation of certain employees and the prior year impacts of $5.0 million related to the Separation and $3.6 million related to the move to our new corporate headquarters location.

Affiliate revenue share. Affiliate revenue share expenses increased 64%, primarily due to increase in costs associated with the early conversions of the McClatchy, tronc and Washington Post markets, partially offset by amortization of the unfavorable contracts liability. For information related to the unfavorable contracts liability, see Note 4 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 16%, primarily due to the incremental amortization expense related to the Acquisition.

Interest expense, net. Interest expense increased due to interest associated with the Credit Agreement principally utilized to fund the Separation and the Acquisition. For information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense. Effective with the Separation, we established a corporate legal entity structure that is subject to U.S. corporate income tax on a stand-alone basis post-Separation. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 26.0% for the nine months ended September 30, 2018 and differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes, nondeductible transaction costs and the impact of the Tax Cuts and Jobs Act, partially offset by certain tax credits and excess tax benefits from stock-based compensation. We recorded $15.8 million of income tax expense for the same period 2017 related to DealerRater.com LLC and corporate income tax upon our Separation from TEGNA on June 1, 2017. For information related to income taxes, see Note 6 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview.  Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive cash flows in 2018 and 2017 which, along with our term and revolving loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we could raise additional funds through other public or private debt or equity financings. As of September 30, 2018, cash and cash equivalents were $17.8 million.

Term Loan and Revolving Loan. As of September 30, 2018, the outstanding principal amount under the term loan was $421.9 million, with an interest rate of 3.9%, and the outstanding borrowings under the revolving loan were $285.0 million, with an interest rate of 3.8%. During the nine months ended September 30, 2018, we borrowed $165.0 million under the revolving loan to fund the Acquisition and $30.0 million to fund share repurchases. We also made $55.0 million in voluntary revolving loan payments and $16.9 million in quarterly term loan payments. As of September 30, 2018, we were permitted to borrow an aggregate of $165.0 million under the revolving loan. Our borrowings are limited by our net leverage ratio, which was 2.9 to 1.0 as of September 30, 2018.

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We intend to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2018, the Company repurchased and subsequently retired 3.0 million shares for $77.2 million.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$121,081	$147,196	$(26,115)
Investing activities	(167,119)	(27,631)	(139,488)
Financing activities	43,284	(101,033)	144,317
Net change in cash and cash equivalents	$(2,754)	$18,532	$(21,286)

Operating Activities. The decrease in cash provided by operating activities is primarily due to higher interest payments related to our term and revolving loans, costs associated with the stockholder activist campaign, the cash settlement of DI’s unvested equity awards, costs related to the Acquisition and higher incremental costs of being a public company, partially offset by other changes in operating assets and liabilities and lower cash tax payments. During the nine months ended September 30, 2017, we also received $10.0 million in cash from the lessor for lease incentives related to the move to our new corporate headquarters location.

Investing Activities. The increase in cash used in investing activities is primarily due to the Acquisition. For information related to the Acquisition, see Note 3 (Business Combination and Goodwill) to the Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Financing Activities. The increase in cash provided by financing activities is primarily driven by net revolving loan borrowings of $140.0 million to fund the Acquisition and share repurchases and $16.9 million in quarterly term loan payments. During the nine months ended September 30, 2017, cash used in financing activities was primarily driven by transactions with TEGNA. Prior to the Separation, TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this approach, we provided funds to TEGNA and vice versa until the cash distribution to TEGNA at the time of the Separation. Thus, the net cash flow between TEGNA and us was presented as a financing activity. For information related to our term and revolving loans, see Note 5 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies

For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 6, 2018 and see Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated and Combined Financial Statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2018, there have been no changes to our critical accounting policies, except for our revenue recognition policy, which reflects the adoption of the Financial Accounting Standards Oversight Board Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended September 30, 2018 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
July 1 through July 31, 2018	192,574	$30.06	192,574	$144,211
August 1 through August 31, 2018	310,131	27.31	310,131	135,741
September 1 through September 30, 2018	489,339	26.43	489,339	122,810
Total	992,044		992,044

(1)

The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.2	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed with the SEC on October 22, 2018, File No. 001-37869).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 7, 2018	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: November 7, 2018	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer