Form 10-K
period 2018-12-31
Cars.com Inc.
filed 2019-02-28
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,984,347,440 based on the closing sale price of common stock on such date of $28.39 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019 was 67,394,985.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 12, 2019, are incorporated by reference into Part III of this Report.

ii

PART I

Note About Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning our business strategies, strategic alternatives review process, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity and other matters and involve known and unknown risks that are difficult to predict.  As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements.  These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain.  You should understand that these statements are not guarantees of strategic action, performance or results. Our actual results could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from those expressed in the forward-looking statements contained in this report. For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 1. Business. Cars.com Inc., a Delaware corporation, and its consolidated subsidiaries are referred to here as “Cars.com,” the “Company,” “our,” “us” or “we,” unless the context indicates otherwise. Cars.com conducts all of its operations through its wholly owned subsidiaries.

Overview. We help people buy and sell cars. Cars.com is a leading two-sided digital automotive marketplace that connects car shoppers with sellers and original equipment manufacturers (“OEM”s), empowering shoppers with the resources and information to make informed buying decisions. Our portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com. Dealer Inspire and DealerRater provide digital solutions for car dealers, including cutting-edge dealer websites, technology and reputation management solutions that improve automotive selling for local dealerships and national OEM brands.

Cars.com. The Cars.com platform, consisting of both our website (which is fully responsive to provide optimized consumer experiences on both desktop and mobile devices) and the most downloaded mobile application in our category, includes a database of approximately 5 million new and used vehicle listings from U.S.-based dealerships and online-only car sellers. Consumers receive complimentary access to several proprietary digital tools to help them navigate the car purchase process more intuitively, easily and effectively. For example, the Price Comparison Tool helps shoppers find the most value for their money. Deal Badges built with machine learning technology indicate when a vehicle is a “Great Deal,” “Good Deal,” “Fair Price,” “Well-Equipped” or “Hot Car.”  Another of Cars.com’s industry-leading innovations is Matchmaker, an AI-powered shopping experience that provides a simple, user-friendly, personalized way for shoppers who are not sure which vehicle is the best fit for them to connect their lifestyle and preferences with the most relevant car matches. Shoppers share information about their personal interests, priorities and lifestyle, and our algorithm suggests a set of vehicles based on our deep user data.

Car shoppers also gain access to unbiased, expert content and reviews from the Cars.com editorial team, which helps them choose their future vehicles by providing expert reviews and advice on topics such as incentive information, financing options and fuel economy. Car shoppers can also access one of the industry’s largest database of reviews of cars, dealerships and the salespeople who work at those dealerships, with over 7.5 million user-generated reviews on the site.

Cars.com’s innovative features and industry-leading content attract a high-quality audience of in-market car shoppers, 80% of whom intend to purchase a vehicle within the next six months. During 2018, Cars.com experienced 12 consecutive months of solid year-over-year traffic growth. We saw an 11% increase in traffic for the full year, totaling more than 445 million visits. Our large traffic base also provides the vehicle for our national advertising business, in which we sell advertising programs to agencies and OEMs, largely on an impression and product basis.

Digital Solutions. Our solutions businesses complement Cars.com’s dealer offerings, generating both revenue for Cars.com Inc and synergistically strengthening our dealer offerings.

Dealer Inspire is an innovative automotive technology leader that provides market-leading dealer websites, digital retailing, and technology solutions, as well as digital automotive marketing services (including paid, organic, social and creative) to automobile dealers across the United States and Canada. Dealer Inspire’s innovative offerings for its dealer websites, some of which we have integrated into the Cars.com platform, include Conversations, an AI-enabled chat function that allows dealers to connect with in-market shoppers after business hours with proprietary “Anabot” technology; and Online Shopper, a digital solution that enables shoppers to run a credit check and obtain customized payments with real-time loan rates which provides consumers with important information in their shopping journey and expediting the actual purchase process in the dealer’s showroom. We have capitalized on Dealer Inspire’s innovations by launching Social Sales Drive on Cars.com, which enables dealers to reach consumers on social media marketplace platforms utilizing Dealer Inspire’s Conversations product.

DealerRater is one of the nation’s leading source of user-generated reviews of both automobile dealers and the salespeople who work at those dealerships. With over 7.5 million reviews, which are syndicated across a variety of platforms (including Cars.com), DealerRater helps dealerships establish and manage their reputations. DealerRater’s Salesperson Connect feature enables car shoppers to select their salesperson based on reviews and the salesperson’s own description and then connect directly with that salesperson from the Cars.com Vehicle Details Page (“VDP”), creating a more personalized car shopping experience.

History. Cars.com was established in 1998 as part of a joint venture formed by a number of leading newspaper and broadcast companies that saw their historic classified advertising businesses being eroded as more of that advertising moved to the Internet. In 2014, one of the joint venturers, Gannett Co., Inc. (“Gannett”) acquired the interests of all the other joint venturers, and we became a wholly owned subsidiary of Gannett. On May 31, 2017, Gannett, which had changed its name to TEGNA Inc., effected a spin-off of Cars.com along with the DealerRater business that it had acquired in 2016 (the “Spin”), creating Cars.com Inc. and distributing 100% of our common stock to TEGNA’s shareholders. On June 1, 2017, our common stock began trading on the New York Stock Exchange (the “NYSE” under the ticker symbol “CARS”). In February 2018, we acquired the stock of privately held Dealer Inspire Inc. and the assets of Launch Digital Marketing, which provided the digital marketing services now offered by Dealer Inspire.

Industry Dynamics. Cars.com operates in the large and growing automotive advertising market and has a significant opportunity to gain market share. Approximately 67% of the $34 billion U.S. auto advertising industry is spent on digital marketing, according to the Borrell Associates’ 2018 Automotive Outlook report. Over the next five years, advertising for the automotive industry is expected to grow to approximately $37 billion, with digital advertising expected to reach 74% of the overall market spend over the same period.

In 2018, new vehicle sales reached 17 million units, while total used vehicle sales exceeded 39 million units, according to the National Automobile Dealers Association (“NADA”). More than 15 million of those used vehicles were sold at franchise dealerships. There are approximately 43,000 automotive dealers in the United States, comprised of 16,500 franchise dealers and 26,500 independent dealers. Franchise dealers spend considerably more on advertising, averaging approximately $1.1 million spent per dealer in 2018 compared to $100,000 by independent dealers in the same period. In 2018, we counted nearly 50% of total automotive dealers as our customers and captured approximately 2% of total automotive advertising spending. We believe our influence and impact is far greater, which provides significant opportunity for further growth.

Buying a car is one of life’s most significant and researched decisions. For most people, a car is one of their most expensive purchases, second only to a home. Third-party website marketplaces help car shoppers to research and facilitate their car purchase experience. According to the 2018 Car Buyer Journey study conducted by IHS Markit, nearly 80% of car shoppers utilize third party sites like Cars.com and spend more than 60% of their research time on these sites. A recent Cars.com study showed that Cars.com influences 36% of all car purchase decisions. We stand to benefit as consumers make more decisions about their next vehicle purchase based on digital research such as ours.

We see an opportunity to address pain points that both car shoppers and dealerships experience. According to a 2018 Mintel study, two out of three car shoppers believe buying a vehicle is stressful. Numerous product options with opaque, negotiable prices and gaps in the online-to-offline shopping experience add complexity to an already opaque decision-making process. Consumers want an improved shopping experience. We make shopping easier by providing information such as vehicle selection guidance, vehicle pricing contextualization and reviews, all of which make customers better prepared for the visit to the dealership lot.

Dealers are facing increasing market pressures to become more competitive in attracting new car buyers. Margins are compressing while consumer expectations are growing. Dealers are spending more on technology solutions and their first-party platforms (their own websites). To capture this growth and differentiate ourselves from the pack, we have embraced a marketplace solutions-provider strategy. We are moving beyond a pure “cost-per-lead” model to a comprehensive, multi-faceted sales-oriented suite of tools and solutions with one of the biggest on-line marketplaces as its crown jewel.

Our Business

Customers. Our core customers are car dealerships and automotive manufacturers. Approximately 82% of our revenue comes from car dealerships, while 16% comes from manufacturers and national advertisers and 2% comes from customers within peer industries.

•

Dealerships. As of December 31, 2018, we served approximately 20,000 dealer customers, including both franchise dealers and independent dealers, in all 50 states. We offer a monthly online subscription that enables dealers to showcase their new and used vehicle inventory to in-market shoppers with multiple photos, videos, and vehicle specifications. Consumers can contact a dealer with a few clicks and easily move further into the car buying process. To enhance their vehicle listings, dealers can purchase premium advertising that can be uniquely tailored to an individual dealer’s current needs. In addition, through DealerRater, we offer dealerships a way to establish and manage their reputations via our platform for automotive dealership and salesperson reviews. Through Dealer Inspire, we offer market-leading dealer websites, digital retailing and technology solutions, as well as digital automotive marketing services (including paid, organic, social and creative) to automobile dealers across the United States and Canada.

•

Manufacturers. As of December 31, 2018, we served all but one of the major automakers selling vehicles in the United States. When they purchase our display advertising products, OEMs are offered valuable access to a targeted audience of in-market car shoppers. In addition to display advertising, we provide OEMs with consumer insights and marketing strategies for the OEMs’ certified pre-owned programs, which are critical components of OEM digital marketing strategies.

Shoppers. Attracting ready-to-buy car shoppers to our two-sided marketplace is crucial to meeting the needs of our automotive customers. Eight of out 10 consumers who visit Cars.com intend to purchase a vehicle, and we have some of the category’s strongest site engagement numbers.

Competitors. Competition has diversified from close-in category players that provide car listings, information, lead generation and vehicle-buying services to Internet search engines and online automotive sites; sites operated by automobile manufacturers; dealership website providers; and offline automotive classified listings, such as trade periodicals and local newspapers. We compete with many of these and other companies for a share of car dealers’ overall marketing budget.

Key Differentiators. We believe that our business has many competitive advantages, including:

A Powerful Family of Brands with Industry-Leading Fundamentals. Cars.com is synonymous with car shopping. Among our competitive set, we rank No. 1 in brand awareness, according to Millward Brown, a global leader in brand strategy consulting. We are trusted as a reliable partner for car buyers and sellers. Dealer Inspire and DealerRater are widely recognized as industry innovators who have propelled the future of automotive retail for sellers. As of December 31, 2018, Cars.com had more than 445 million annual site visits with approximately 19 million monthly unique visitors. As the category URL with a trusted consumer brand, generally over 70% of our traffic is generated organically in any given period. Driven by strategic investments in marketing and technology in 2018, we saw nine consecutive months of search engine optimization year-over-year growth and 12 consecutive months of year-over-year traffic growth. In December 2018, traffic was up 21%, and we ended the year with traffic up 11%, year-over-year.

A Growing, High-Quality Audience. We have made strategic investments in technology and marketing to deliver what we believe is the industry’s most qualified audience of car shoppers. Over the past 20 years, we have made more than half a billion connections between car shoppers and sellers and more than 80% of our audience is in market to buy a car, compared to 15% of the general population. The average days to a car purchase is under 60 days, while 42% of our audience plans to buy within 30 days. Compared to our competitive set, we believe Cars.com has the most serious shoppers who are open to engagement with our advertisers. More than 70% of Cars.com shoppers are undecided on what and where to buy. Cars.com hosts approximately 5 million used and new vehicle listings and serves approximately 20,000 car dealers in all 50 states. Combined with unique editorial content and consumer-first tools, we believe we are the best place on the web to find the perfect car. Because of that, we offer unique reach for advertisers and attract automotive manufacturers and dealerships seeking digital platforms for impactful campaigns.

Mobile Leadership. Cars.com has seen steady growth in mobile traffic, consistent with the increasing use of mobile devices in car shopping. The Cars.com app is the No. 1 downloaded app in our category for both iOS and Android devices. Our mobile leadership benefits dealerships in a number of ways. For instance, our On the Lot patented technology shares data-driven insights with dealers about how consumers use their mobile devices to research our marketplace while physically on or near a dealership lot.

A Growing Suite of Digital Solutions for Advertisers. Our robust solutions portfolio is an important pillar of our strategy and a key differentiator versus our competitors. Our seller solutions and technology help sellers expand their influence and engagement with consumers across the entire purchasing journey and reinforces the value of each item in our portfolio, which is important as shoppers rely on multiple digital touchpoints before they make a purchase. For instance, Dealer Inspire enables dealers to improve their own website platforms with technologies such as voice search. DealerRater gives automotive retailers a platform for publishing reviews, ratings, and background on their salespeople, which is crucial at a time when customers across all industries rely on ratings and reviews before making purchases.

Our Products

Advertising Products and Services.

•

Connecting Shoppers with Inventory and Display Advertising. As noted, our core platform, the Cars.com marketplace, connects car buyers and automotive retailers. We generate revenue primarily through the sale of online subscription advertising products to car dealerships, which enable dealers to get access to our high-quality, in-market audience of car shoppers through their vehicle inventory listings. Additionally, we generate revenue through the sale of display advertising, which helps dealers and OEMs alike extend their reach and stand out from their competition in front of a large audience of in-market car shoppers. Our geographically targeted advertising served on desktop and mobile helps retailers increase brand awareness and promote inventory. We also offer our Event Positions product which promotes dealership special events to all car shoppers in a targeted market during a specific time frame. Beyond our core Cars.com platform, we offer audience extension products, such as Cars360x, which allow dealers and OEMs to extend their reach and deliver targeted display advertising based on location and desired vehicle type on other advertising networks.

•

Social Media Selling and Shopping Products. In 2018, Cars.com pioneered the use of social media platforms to sell automobiles by launching multiple solutions for both dealers and manufacturers to connect with a new audience and sell more cars via social channels. For dealers, we offer Cars Social and Social Sales Drive. Cars Social serves native advertisements displaying real-time inventory to consumers on Facebook and Instagram. The product targets shoppers who have previously researched vehicles on Cars.com and positions dealer inventory in front of users who have demonstrated interest in particular vehicles. This audience is unique and unduplicated, and the first-party data cannot be purchased or accessed anywhere else. Social Sales Drive helps dealers extend the reach of their Cars.com used vehicle listings onto Facebook Marketplace (where we currently manage over 400,000 listings) and seamlessly connect dealer customers with shoppers via a 24/7 chat tool embedded in Facebook Messenger. For manufacturers, on the other hand, we offer Social Extension, Social Link and Social Data. Social Extension and Social Link are digital advertising products that serve static, creative assets to consumers on Facebook and Instagram. Display advertisements are placed either on the manufacturers’ Facebook pages or the Cars.com Facebook page and are linked directly to the manufacturers’ website or to a select page within the Cars.com environment. Social Data enables manufacturers to access Cars.com’s invaluable first-party audience data.

Review and Reputation Management. Through our acquisition of DealerRater in 2016, we became one of the largest dealer review platforms in the industry. Our reputation management solutions enable dealers to build, measure, monitor and manage their review programs. DealerRater has a number of products that provide significant value to dealers, such as Salesperson Connect, which integrates DealerRater Connections data with the Cars.com VDP, creating a more personalized car shopping experience. In 2019, DealerRater will launch an innovative review dashboard, which allows customers to centrally manage reviews on Cars.com and other industry marketplaces as well as across the largest review platforms such as Facebook and Google.

Dealer Websites and Automotive Retail Technology. Through our strategic acquisition of Dealer Inspire in 2018, we expanded our range of solutions to enable dealers to attract customers across the entire shopping journey, especially the dealer’s website. We strive to help dealers convert website visitors to customers and provide a branding experience consistent with what dealers provide on other channels. Dealer Inspire is an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing – with its Online Shopper solution – and messaging platform products driven by artificial intelligence (Conversations). Dealer Inspire also provides digital automotive marketing services, including paid, organic, social and creative services. These proprietary solutions are complementary extensions of our online marketplace platform and our current suite of dealer solutions. This allows us to participate in a meaningful way in the fastest-growing channels in the industry: dealers’ advertising spend on first-party sources such as their own websites, paid search and social media, all of which are projected to continue to grow at double-digit rates.

Areas of Strength for 2019 and Beyond. Our strategy is to be the clear market leader in the third-party automotive category by improving the shopping experience for buyers and enabling more efficient, impactful results for sellers. By providing the most innovative digital solutions for buyers and sellers, we will empower car shoppers, dealers and auto manufacturers to drive the future of automotive retail. Key elements of our strategy are as follows:

Unique Experiences that Inspire Shoppers to Fall in Love with Cars. We will continue to differentiate ourselves as the two-sided digital platform that ignites the emotional connection associated with one of life’s biggest purchases, a car. Because consumers do not always know what kind of car they are looking for, we offer a unique curated and personalized shopping experience that suggests the right car to people based on their lifestyles and interests – and then makes even smarter suggestions based on their search behavior on Cars.com. In addition, with our trusted database of expert and user reviews, the strength of our data and research, and the addition of new features such as Salesperson ConnectTM and Price Badging, we are in a unique position to help shoppers make the best automotive decisions for their needs, and to help dealers benefit from the guidance that we provide to our users.

Marketing Innovation. In 2018, year-over-year we saw 12 consecutive months of traffic growth and drove an 11% increase in traffic. We made significant gains in search engine optimization with nine consecutive months of year-over-year growth. Part of the continued success we have had with traffic growth is due to the strategic marketing investments we are making, such as our integrated brand marketing campaign launch promoting our Matchmaking Experience. The advertising campaign and product experience, which launched in the third quarter of 2018, have paid dividends, as branded search was up 74% in 2018, as compared to the prior year. The strength of our brand and our organic traffic enables us to make smart investments to bring high-quality in-market car shoppers to our customers. The combination of traffic growth, audience engagement and innovative product improvements are vital to increase value delivery to our dealers and support their success in selling cars.

Digital Retailing. Both car shoppers and sellers agree that there is room to bring more of the automotive transaction online. We will launch a suite of digital retailing solutions that help dealers connect with shoppers who are ready to complete some or all of their transaction before they get to the store, which are offered through dealer websites and Cars.com. Online Shopper on Cars.com provides consumers with advanced payment options, resulting in higher intent, higher quality and faster-to-close leads for dealers. Early testing revealed that when a consumer engages with the product, dealers receive trade-in details, estimated credit score, average miles driven per year, desired payment range and more about 60% of the time. We believe that we are well positioned to help dealerships make the transition to the era of digital retailing.

Mobile-First Innovation, Particularly Around Attribution. We believe that on-the-go mobile device car buying research and comparison applications will continue to play an increasingly important role in the digital automotive marketplace industry. We will continue to innovate and build on our industry-leading mobile platform with features such as our Matchmaking tool to improve on-the-lot shopping. Our On the Lot features help consumers instantly compare nearby dealer inventory, give them access to local vehicle price ranges, and find special offers. Our VIN Scanner allows shoppers to scan the VIN of any vehicle for more details. The Cars.com app also offers a wide range of tools to help consumers find the right car at the right price, such as vehicle comparison features, pricing tools and price drop notifications. As we consider the power of the mobile platform, we understand its value vis a vis attribution. Mobile interactions, such as vehicle and dealer research and discovery, deliver substantial additional value to dealers and advertisers but are not captured in lead measurement. We believe that over time, dealers and advertisers will recognize the changes in consumer behavior and will also evolve in the way that they measure the value that we deliver, leading to increases in digital marketing spend.

A Suite of Seller Solutions That Work Together to Add Value. Cars.com offers its dealer and OEM customers a suite of powerful tools that help them sell cars. We plan to increase the value of our combined offering in two ways: 1) by increasing the integration between our tools, making each one more powerful because of its connectivity with the others, and 2) by continuing to build or buy innovative solutions to augment our current offerings that help automotive retailers compete more effectively and drive sales. Today, our robust solutions portfolio, including social, website, and review products, provides unique value to dealers. In the future, an even more robust solutions offering will drive our revenue growth, fueling growth in average revenue per dealer (“ARPD”).

Intellectual Property. We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. We have also filed patent applications in the U.S. and foreign countries covering certain of our technology, and acquired patent assets to supplement our portfolio.

Regulatory Matters. Various aspects of our business are or may be subject to U.S. federal and state regulation. In particular, the advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, the dealers from which we derive a significant portion of our revenues do sell them. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business model.

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

Employees. As of December 31, 2018, we had approximately 1,400 full-time employees. We also engage consultants to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information. We file periodic reports (Forms 10-Q and 10-K) and current reports (Form 8-K) and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Our filings are also available to the public on, or accessible through, our corporate website for free via the “Investor Relations” section at http://investor.cars.com as soon as reasonably practicable after they are filed electronically with the SEC. The information we file with the SEC or contained on, or accessible through, our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this report. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

Item 1A. Risk Factors.

The following risk factors should be read carefully when evaluating our business, the forward-looking statements contained in this report, the other information contained in this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes and other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, results of operations, financial condition and the actual outcome of matters as to which statements are made. The risks and uncertainties described in this report are not the only ones we face. Other risks or uncertainties, which are not currently known to us or that we believe are immaterial, also may adversely affect our business, operating results, and financial condition.

Risks Related to Our Business

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment. In addition, the use of ride-sharing and the development of autonomous vehicles could erode the demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents, including targeted incentive programs. Though our current customer bases, revenue sources and operations are substantially limited to the United States, our business may be negatively affected by challenges to the larger automotive ecosystem and other macroeconomic issues.

We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations and financial condition.

We face significant competition from companies that provide listings, information, lead generation and car-buying services designed to reach consumers and enable dealers to reach these consumers. Our competitors offer various products and services that compete with Cars.com. Some of these products include:

•	Internet search engines and online automotive sites such as Facebook, Craigslist, Google, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, CarGurus.com, NADAGuides.com and TrueCar.com
•	Sites operated by automobile manufacturers such as General Motors and Ford
•	Providers of offline, membership-based car-buying services such as the Costco Auto Program

We compete with many of the above-mentioned companies and other companies for a share of a car dealer’s overall marketing budget. To the extent that car dealers view alternative marketing and media strategies to be superior, we may not be able to maintain or grow the number of dealers in our network and such dealers may sell fewer cars to users of our platform. In addition, new competitors may enter the online automotive retail industry with competing products and services.

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

In addition, if any of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially and adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

If we fail to maintain or increase our base of subscribing dealers that purchase our solutions or to increase our revenue from subscribing dealers, our business, results of operations and financial condition would be materially and adversely affected.

In each of 2018, 2017 and 2016, approximately 82% of our revenue was generated by the sale of our solutions to dealers. Our dealer revenue model generally employs a base package subscription fee with the opportunity for providers to purchase product enhancements or short-term premium services. The higher-priced product enhancements and short-term premium services offer more prominent placements and more features than the listings included in the standard packages, such as geographically targeted advertising to promote special events or sales. Our ability to increase revenue from currently subscribing dealers depends, in part, on the ability of our sales force to demonstrate the value and benefits of the additional features of our product enhancements and short-term premium services to our subscribing dealers and to persuade them to purchase the higher-priced enhancements and services. Subscribing dealers do not have long-term obligations to purchase or renew listing subscriptions on the Cars.com sites or mobile applications or product enhancements and premium services. Consequently, if subscribing dealers do not renew their subscriptions, continue to list their vehicles or continue to purchase product enhancements and premium services, or if we experience significant attrition of subscribing dealers or are unable to attract new dealers in numbers greater than the number of subscribing dealers that we lose, our revenue will decrease and our business, results of operations and financial condition may be materially and adversely affected.

We compete with other consumer automotive websites and mobile applications and other digital content providers for share of automotive-related digital advertising spending and may be unable to maintain or grow our base of advertising customers or increase our revenue from existing advertisers.

In addition to revenue from dealer listing subscriptions, we generate significant revenue from third-party national advertising. In 2018, 2017 and 2016, 16%, 18% and 18%, respectively, of our revenue was generated by the sale of national advertising and the sale of leads to OEMs. Although the shift in advertising spending away from traditional advertising methods to digital advertising methods provides greater opportunity for us, competition to capture share of the total digital automotive advertising spend has increased and may continue to increase due to the attractive projected growth of digital automotive advertising spend and low barriers to entry in the online automotive classifieds and related digital automotive advertising markets.

We may face significant challenges in convincing our advertising customers, including brand advertisers and OEMs, to expand their advertising on our sites and mobile applications in the face of growing competition, which could hurt our ability to grow our third-party advertising revenue. For example, there are a limited number of OEMs, most of which already advertise on our sites. To grow our advertising revenue from these OEMs, we may need to increase the portion of OEMs’ digital advertising budgets that we currently receive. If the rate of renewal for our advertising customers decreases, OEMs or other national advertisers reduce their marketing spend, we experience a significant decrease in advertising spending, the number of advertising impressions on our sites or mobile applications declines for any reason, we are unable to attract new advertisers in numbers greater than the number of advertisers we lose or we are not able to raise rates or to increase our share of advertising revenue from dealers and other advertisers, our revenue will decrease and our business, results of operations and financial condition may be materially and adversely affected.

We may face difficulties in transitioning from a transaction platform to a full-service solutions provider that helps automotive brands and dealers create enduring customer relationships.

We continue to expand the nature and scope of our offerings to our customers and, through our acquisitions of Dealer Inspire and DealerRater, have recently expanded our service offerings to incorporate digital solutions that use social, mobile and web-based technologies. Our ability to effectively offer a wide breadth of end-to-end business solutions depends on our ability to attract existing or new clients to our new service offerings, and the market for end-to-end solutions is highly competitive. We cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract clients to these service offerings. Our relative inexperience in developing or implementing new service offerings and significant competition in the markets for these end-to-end services may affect our ability to market these services successfully.

Our growth strategy will also increase demands on our management, operational and financial information systems and other resources. To accommodate our growth, we will need to continue to implement operational and financial information systems and controls, and expand, train, manage and motivate our employees. Our personnel, information systems, procedures or controls may not adequately support our growth strategy or our operations in the future. Failure to recruit and retain strong management, implement operational and financial information systems and controls, or expand, train, manage or motivate our workforce, could lead to delays in developing and achieving expected operating results for these new offerings.

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

We rely on our in-house editorial content team to continually develop content of use and interest to consumers in order to drive traffic to the Cars.com sites and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to facilitate our creation of independent and unbiased coverage of the automotive landscape. Our internally developed content focuses primarily on consumer purchasing and ownership advice and analysis of consumer automotive purchasing and ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which would lead to less distinctive content on our sites and increased operating costs. Additionally, if we are unable to continue providing the same level of high-quality, unique consumer content, consumer traffic across the Cars.com sites and mobile applications could decrease. Such a decrease would lead to dealers receiving fewer indications of consumer interest through leads generated by the Cars.com sites and mobile applications, and recognizing less value for their digital advertising spend. As a result, dealers may not continue to list their vehicles on the Cars.com sites and mobile applications. Similarly, decreased traffic due to a failure to continue developing unique content in-house may cause national advertisers such as OEMs to shift their digital advertising spend to sites with higher traffic. Any of the foregoing could materially and adversely affect Cars.com’s business, results of operations and financial condition.

We rely in part on Internet search engines and “mobile application download stores” to drive traffic to the Cars.com sites and mobile applications. If the Cars.com sites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com sites and mobile applications would decline and our business would be materially and adversely affected.

We depend, in part, on Internet search engines such as Google, Bing and Yahoo! to drive traffic to the Cars.com sites. For example, when a user types the make and model of a specific automobile or a generic phrase, such as “automobile prices,” into an Internet search engine, we rely on a high organic search ranking of the Cars.com sites in these search results to drive user traffic. However, our ability to maintain these high, nonpaid search result rankings is not fully within our control. For example, our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than us, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. In addition, Internet search engines could provide automobile dealer and pricing information directly in search results or choose to align with our competitors or develop competing services. The Cars.com sites have experienced fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

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

Our information technology systems are critically important to operating our business efficiently and effectively. Our brand, reputation and ability to attract consumers and advertisers depend on the reliability of our technology platforms and the ability to continuously deliver content. Interruptions in our information technology systems, whether due to system failures, computer viruses, physical or electronic break-ins, capacity constraints, power outages, local or widespread Internet outages, telecommunications breakdowns or other uncontrollable events, could affect the security or availability of products on our sites or our mobile applications or prevent or inhibit the ability of consumers to access our products. The failure of our information technology systems to perform as anticipated could disrupt our business and result in transaction errors, processing inefficiencies, decreased use of our sites or mobile applications and loss of sales and customers. Moreover, we continually upgrade and enhance our technology. The failure to complete an upgrade or enhancement as planned, or an unexpected result of a technology upgrade, could affect the security or availability of our products and services and could lead to loss of consumer visits and customers.

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

•

Availability: We rely on technology systems’ availability to deliver services to consumers, dealers, employees, partners and affiliates. If we experience a disruption that results in performance or availability degradation, up to and including the complete shutdown of our sites or mobile applications, revenue could be impacted and consumers, dealers or advertisers may lose trust and confidence in us, decrease their use of our solutions or stop using our solutions entirely.

•

Data Protection (Consumers/Dealers): We collect, process, store, share, disclose and use limited personal information and other data provided by consumers and dealers, sometimes including names, addresses and, in connection with Lot Insights, certain location information used in geo-fencing. We do not collect or store consumer financial data, including credit and debit card information. Failure to protect customer data or to provide customers with appropriate notice of our privacy practices, could subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation or other consumer privacy-related requirements.

•

Data Protection (Internal): We develop, create and acquire internal information that may be considered sensitive or valuable intellectual property in the normal operations of human resources, finance, legal, marketing, software development, product management, mergers and acquisitions and other business functions. Failure to protect sensitive internal information or intellectual property may result in loss of competitive advantage, reputation damage, direct and indirect costs and other liabilities. Failure to protect material financial information including financial performance and merger and acquisition data could also subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts.

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

We believe that maintaining and increasing the strong recognition of the Cars.com brand is critical to the Company’s future success. We are known for attracting a large base of in-market car shoppers by offering credible and easy-to-understand information from consumers and experts and an unrivaled set of new and used vehicle listings for consumers to view. In addition, OEMs, dealers and other advertisers rely on our innovative digital marketing services to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brand. Otherwise, we may be unable to expand our base of consumers, customers and advertisers, or to increase the frequency with which such constituents use or purchase our services. Expanding the business will depend, in part, on our ability to maintain the trust that consumers, customers and advertisers place in our services and the quality and integrity of the listings and other content found on the Cars.com sites and mobile applications. In addition, any negative publicity about us, including about our solutions, technologies, sales practices, personnel or customer service, could diminish confidence in and the use of our services. If we experience persistent negative publicity, or if consumers otherwise perceive that content on the Cars.com sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

We cannot assure you that we will be able to continue to successfully develop and launch new products or grow our complementary product offerings.

Our future success will depend, in part, upon our ability to continue to enhance and improve the value of our products and services through the development of new products and services and new value-added features for existing products and services, as well as our ability to leverage our brand recognition and existing operations to enter into new complementary markets successfully. Historically, we have been successful in increasing revenue through the launch of new products, services and value-added features and in entering complementary markets through the launch of new products and services. However, such historical success does not assure that we will continue to be successful in developing or introducing new products, services and value-added features, or that these new products, services and features will achieve market acceptance, enhance the value of our brand or permit us to enter new, complementary markets successfully. Further, the development of new products and services in response to evolving customer demands and competitive pressures requires significant time and resources and there can be no assurance that our development efforts will be effective in permitting us to maintain or grow our market share or to enter new markets in a cost-effective manner, or at all.

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

The majority of the display advertising purchased by our national, regional and near endemic advertisers (e.g. insurance advertisers, finance advertisers) is still done manually, via insertion orders. Recently however, advertisers of all kinds have been shifting from buying media directly with premium publishers like us to buying their target audiences via the ad exchanges across the broader Internet. While we have grown our programmatic revenue and are developing new, programmatic ad products and are redesigning our ad delivery technology stack, we may not adapt fast enough and may lose display advertising revenue as a result. Due to the concentrated number of national advertisers, our National Advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes, and financial results of our clients. These changes may occur independent of the products and value we are providing to those advertisers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and cookies collected to serve ads.

If our mobile applications do not continue to meet consumer demands or we are unable to successfully monetize our mobile advertising solutions, our business, results of operations and financial condition may be materially and adversely affected.

Our future success will depend, in part, on our ability to keep pace with consumer technology trends and to ensure we grow our share of the mobile application market so that total advertising impressions across our sites and mobile applications continue to increase. Among other things, we may not be able to successfully introduce new products and services on our mobile application platforms, consumers and dealers may believe that the mobile applications and product features of our competitors are superior, and our mobile applications could become incompatible with future operating systems for mobile devices or new mobile device technology. Additionally, in the event that consumer trends lead to market demand for separate digital advertising pricing models for sites and mobile applications, the monetization of mobile advertising could present challenges to our business due to, among other things, lower rates, decreased consumer attention and display advertising design constraints on mobile applications. If use of our mobile applications stagnates or declines, we are not able to successfully monetize mobile application advertising or we cannot adapt our products and services to another form of data viewing, whether on new mobile devices or otherwise, in a timely and cost-effective manner or at all, our business, results of operations and financial condition could be materially and adversely affected. In addition, our growth prospects could be materially and adversely affected.

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

Acquisitions, including our acquisition of Dealer Inspire, involve inherent risks, such as potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material and adverse effect on our results of operations and/or cash flow and could strain our human resources. We may be unable to successfully implement effective cost controls or achieve expected synergies as a result of an acquisition. Acquisitions may result in our assumption of unexpected liabilities and the diversion of management’s attention from the operation of our core business. Acquisitions may also result in our having greater exposure to the industry risks of the businesses underlying the acquisition. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties that could lead to disruption of investee or partnership activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity. Acquisitions may subject us to new or different regulations or tax consequences which could have an adverse effect on our operations.

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

Our goodwill and other intangible assets were approximately $2.4 billion as of December 31, 2018, representing approximately 92% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Adverse results from litigation or governmental investigations could impact our business practices and operating results.

We face potential liability and expense for legal claims relating to the information that we publish on our sites and mobile applications, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. We may be subject to claims based on our advertising of our business. Although we have not historically been the subject of any such claims that were material, any such claims that we face in the future could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our sites or mobile applications, our platforms may become less useful to consumers and our traffic may decline.

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

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Certain activist stockholders have made, or have indicated they may make, strategic proposals related to our business, strategy, management or operations, and have requested, or have indicated they may request, changes to the composition of our Board of Directors. We cannot predict, and no assurances can be given as to, the outcome or timing of any such matters. In the event of a proxy contest, our business could be adversely affected. Responding to a proxy contest can be costly, time-consuming and disruptive, and can divert the attention of our management and employees from the operation of our business and execution of our strategic plan. Additionally, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan and create additional value for our stockholders. Further, perceived uncertainties as to our future direction, including uncertainties related to the composition of our Board of Directors, may lead to the perception of instability or a change in the direction of our business, which may be exploited by our competitors, cause concern to current or potential customers, result in the loss of potential business opportunities, make it more difficult to attract and retain qualified personnel and/or affect our relationships with vendors, customers and other third parties. Moreover, a proxy contest could cause significant fluctuations in the price of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

While we are exploring and evaluating strategic alternatives, we may not be successful in identifying or completing any strategic alternative and any such strategic alternative may not yield additional value for stockholders.

On January 16, 2019, we announced that we had been conducting a review of strategic alternatives, which could result in, among other things, a potential sale of the Company. Were such a transaction undertaken, it could take many forms, including a strategic combination, partnership or joint venture, a minority investment in the Company or an acquisition of all our shares by a third party for cash, stock or a combination of such consideration. Our exploration of strategic alternatives may not result in the identification or consummation of any transaction and may not yield additional value for our stockholders. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Risks Related to the Separation and Distribution

Our historical and pro forma financial information for periods prior to the Separation from our former parent may not be a reliable indicator of our future results.

The historical financial information included in this report for periods prior to our separation from our former parent may not reflect what our results of operations, financial position, and cash flows would have been had we been a separate public company during those periods or indicate what our results of operations, financial position, and cash flows may be in the future. The historical financial information for the periods prior to the Separation does not reflect the increased costs associated with being a separate public company, including changes in our cost structure, personnel needs, financing, and operations of our business as a result of the Separation. Our historical financial information for the periods prior to the Separation reflects allocations for services historically provided by our former parent, and those allocated costs are different from the actual costs we have incurred since the Separation. In some instances, such costs have been higher than the costs allocated to our business prior to the Separation, and we expect such costs to remain higher in future periods.

There could be significant liability if the distribution is determined to be a taxable transaction.

In connection with the distribution, our former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code (“IRS”) of 1986, as amended, will be satisfied. The opinion relied on certain facts, assumptions, representations and undertakings from our former parent and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding the opinion of tax counsel, the IRS could determine on audit that the Separation is a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of our company or our former parent after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, our former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

We may be unable to engage in certain corporate transactions after the Separation because such transactions could jeopardize the intended tax-free status of the distribution.

Under the tax matters agreement that we entered into with TEGNA, we are restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we will need to satisfy certain requirements in order to do any of the following:

•	Entering into any transaction resulting in the acquisition of all or a portion of our stock or assets, whether by merger or otherwise
•	Merging, consolidating or liquidating

•	Issuing equity securities beyond certain thresholds
•	Repurchasing our capital stock beyond certain thresholds
•	Ceasing to actively conduct our business

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

A significant portion of our outstanding indebtedness includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. Although we have entered into interest rate swap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate swap agreements in the future on acceptable terms or that such swaps or the swaps we have in place now will be effective. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our long-term debt instruments and our bank credit facilities. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including our long-term debt instruments and our bank credit facilities. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

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

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity awards that we will be granting to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional stock-based awards to our employees under our employee benefits plans.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

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

Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•	Authorize the issuance of preferred stock that could be used by our Board of Directors to thwart a takeover attempt
•	Provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office
•	Place limits on which stockholders may call special meetings of stockholders, and limit the actions that may be taken at such a meeting
•	Prohibit stockholder action by written consent
•	Establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders

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

Our amended and restated certificate of incorporation provides that, unless our board of directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; any action asserting a claim against us or any of our current or former directors or officers arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or bylaws; any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as such term is defined in the DGCL. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our current or former directors or officers, which may discourage such lawsuits against us and our current or former directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. We maintain administrative offices and other facilities to support our operations. We have leases for our principal executive office in Chicago, Illinois and other offices located in Appleton, Wisconsin; Naperville, Illinois; Santa Monica, California; and Waltham, Massachusetts. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3. Legal Proceedings. From time to time, we may be party to various claims and legal actions arising in the ordinary course of our business. We do not believe that we have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. We hereby incorporate by reference Note 10 (Commitments and Contingencies) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol “CARS.” “When issued” trading of our common stock commenced on the NYSE on May 15, 2017. “Regular-way” trading began on June 1, 2017, the day of the Separation. Based on reports by the Company’s transfer agent for our common stock, as of February 22, 2019, there were 5,333 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock during the period from May 18, 2017 to December 31, 2018. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) MidCap 400 Index and Research Data Group’s (“RDG”) Internet Composite Index. The comparison assumes $100 was invested on May 18, 2017 in CARS common stock. The cumulative stockholder return graph for the year ended December 31, 2017, included in the 2017 Annual Report on Form 10-K, utilized the S&P MidCap 400 Internet Software & Services Index, which was discontinued as of September 30, 2018.

Purchases of Equity Securities by Issuer. Our share repurchase activity for the three months ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 1 through October 31, 2018	469,588	$25.58	469,588	$110,797
November 1 through November 30, 2018	172,362	25.70	172,362	106,367
December 1 through December 31, 2018	142,902	24.89	142,902	102,810
Total	784,852		784,852

(1)

The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

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

(3)	The amounts presented represent the remaining total authorized value to be spent after each month's repurchases.

Recent Sales of Unregistered Securities. None.

Use of Proceeds from Registered Securities. None.

Item 6. Selected Financial Data. The selected financial data as of and for the years ended December 31, 2018, 2017 and 2016 are derived from the audited Consolidated and Combined Financial Statements and related notes included elsewhere in this report. The selected financial data as of and for the year ended December 31, 2015 are derived from the audited Consolidated and Combined Financial Statements and related notes not included elsewhere in this report. The selected financial data as of December 31, 2014 and October 1, 2014 and for the periods of October 1 through December 31, 2014 and January 1 through October 1, 2014 are derived from our Consolidated and Combined Financial Statements as of and for those periods and are not included elsewhere in this report. The selected financial data are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated and Combined Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
In thousands, except per share amounts	2018	2017	2016	2015	Oct. 1 - Dec. 31, 2014 (1)	Jan. 1 - Oct. 1, 2014 (2)
Statement of Income Data
Total revenues	$662,127	$626,262	$633,106	$596,510	$145,939	$350,015
Operating income (3) (4)	83,924	134,256	176,650	157,733	15,963	6,351
Net income (5)	38,809	224,443	176,370	157,838	16,218	575,378
Earnings per common share and other data
Earnings per share, basic (6)	$0.55	$3.13	$2.46	$2.20	$0.23	$8.04
Earnings per share, diluted (6)	0.55	3.13	2.46	2.20	0.23	8.04
Weighted average number of common shares outstanding, basic	70,318	71,661	71,588	71,588	71,588	71,588
Weighted average number of common shares outstanding, diluted	70,547	71,727	71,588	71,588	71,588	71,588
Dividends declared per share	$—	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$25,463	$20,563	$8,896	$100	$187	$43,767
Total assets	2,600,549	2,511,039	2,547,266	2,473,667	2,577,708	196,265
Long-term debt (7)	692,159	578,352	—	—	—	—

(1)

The selected financial data as of December 31, 2014 and for the period from October 1 through December 31, 2014 includes the historic accounts of Cars.com, LLC under the previous ownership of Classified Ventures, LLC.

(2)

The selected financial data as of October 1, 2014 and for the period from January 1, 2014 through October 1, 2014 includes the historic accounts of Cars.com, LLC under the ownership of TEGNA. See further discussion under “Business Overview” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(3)

The year ended December 31, 2018 includes the impact of $9.8 million in consulting services and other costs incurred as part of our settlement agreement with our stockholder activist; $13.2 million in transaction costs, primarily related to the acquisition of Dealer Inspire, Inc. and Launch Digital Marketing LLC (referred to collectively as “Dealer Inspire”) and the process to explore strategic alternatives to enhance shareholder value; $4.4 million related to the sales transformation; $6.8 million in incremental stock-based compensation; the addition of Dealer Inspire’s business and the incremental costs of being a public company. These increases were partially offset by the prior year impacts of $5.6 million primarily related to the Separation and $3.6 million related to the move to our new corporate headquarters location.

(4)

The year ended December 31, 2017 includes the impact of incremental costs of being a public company upon the Company’s separation from TEGNA. See further discussion under “2017 Compared To 2016 – General and administrative” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(5)

The year ended December 31, 2017 includes the tax benefit from the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. The year ended December 31, 2016 only includes DealerRater tax expense for the post-acquisition period. There was no tax expense recorded for the year ended December 31, 2015. See further discussion under “2017 Compared To 2016 – Income tax expense (benefit)” in Part II, Item 7., in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(6)

The total shares outstanding on May 31, 2017, the date of Separation, was 71.6 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the periods prior to the Separation.

(7)	Includes current portion of long-term debt and debt-issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated and Combined Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Note About Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K. The financial information discussed below and included elsewhere in this Annual Report on Form 10-K may not necessarily reflect what our financial condition, results of operations and cash flows would have been had we been a stand-alone company during the applicable periods presented or what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “Cars.com,” “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview. Cars.com is a leading two-sided digital automotive marketplace that connects car shoppers with sellers and original equipment manufacturers (“OEM”s), empowering shoppers with the resources and information to make informed buying decisions. Our portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com, Dealer Inspire and DealerRater provide digital solutions for car dealers, including cutting-edge dealer websites, technology and reputation management solutions that improve automotive selling for local dealerships and national OEM brands. In a rapidly changing market, Cars.com enables automotive dealers and manufacturers with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

In May 2017, we separated from our former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc. (the “Spin”), which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). We filed a Registration Statement on Form 10 relating to the Separation with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on May 15, 2017. On May 31, 2017, we made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of our common stock. Each holder of TEGNA common stock received one share of our common stock for every three shares of TEGNA common stock each holder held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

In February 2018, we acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “Acquisition”). The post-Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”. See Note 4 (Business Combination) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview of Results.

	Year Ended December 31,
In thousands, except percentages	2018	2017	2016
Revenues	$662,127	$626,262	$633,106
Net income (1) (2)	38,809	224,443	176,370
Retail revenues as % of total revenues	87%	74%	73%
Wholesale revenues as % of total revenues	13%	26%	27%

(1)

The year ended December 31, 2018 includes increased interest expense associated with the Credit Agreement principally utilized to fund the Separation and the Acquisition; amortization expense associated with intangible assets acquired as part of the Acquisition; costs associated with the stockholder activist campaign; and incremental transaction costs, primarily related to the Acquisition and the process to explore strategic alternatives to enhance shareholder value. See “2018 and Recent Highlights” below.

(2)

The year ended December 31, 2017 includes a $102 million income tax benefit, primarily related to the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. The year ended December 31, 2016 only includes DealerRater tax expense for the post-acquisition period. See Note 9 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2018 and Recent Highlights.

The Acquisition of Dealer Inspire and Launch Digital Marketing. In February 2018, we completed the acquisition of privately-held Dealer Inspire, an innovative technology leader that has been rapidly increasing its market share by providing progressive dealer websites, digital retailing and messaging platform products and a provider of digital marketing services, including paid, organic, social and creative services. The Acquisition aligns with our strategy of transforming from a listings business to an online media and digital solutions business. Based on Borrell industry research, automotive dealers are spending three times more on digital solutions than advertising. The Acquisition may accelerate growth, strengthen the connection between consumers and sellers, and improve dealer sales thereby increasing the attribution and value delivery between us and the dealer customer. Our results of operations for the year ended December 31, 2018 include Dealer Inspire’s financial results for the post-acquisition period of February 21, 2018 through December 31, 2018.

Affiliate Conversions. During the year ended December 31, 2018, we amended our affiliate agreements with The McClatchy Company (“McClatchy”), tronc, Inc. (“tronc”) and the Washington Post to convert all markets prior to the expiration dates of the original affiliate agreements. As a result of these early conversions, we successfully migrated approximately 3,500 dealer customers from our affiliate sales channel into our direct sales channel, and we currently serve 84% of our dealer customers through our direct sales force. While we will continue to pursue transactions to facilitate early conversions of the remaining affiliate markets, the remaining affiliate relationships expire between October 1, 2019 and June 30, 2020. We record the revenues associated with converted markets as Retail revenues, rather than Wholesale revenues in the Consolidated and Combined Statements of Income. See Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Technology Transformation. In February 2019, we announced a restructuring of the product and technology team (the “Technology Transformation”). This restructuring is primarily focused on shifting our technology spend towards innovation, aiming to improve our speed of product delivery, to enable integration across current and future systems, and to migrate our systems to the cloud. In connection with the Technology Transformation, we have aligned our product and technology team with our long-term growth strategy to expand beyond listings to a digital solutions marketplace. As part of this process, we have streamlined the existing teams as we modernize our technology platform and invested in a more efficient cloud-based infrastructure focused on machine learning, product innovation and growth. We estimate the pre-tax costs associated with the Technology Transformation will be $8 to $10 million and primarily consist of employee severance and retention, as well as certain vendor-related costs. We expect to recognize a substantial portion of these costs in 2019. Further, we expect to achieve cost efficiencies upon completion of the Technology Transformation.

Sales Transformation. In December 2018, the Company announced a restructuring of the sales team (the “Sales Transformation”), which reorganized the sales force into teams designed to provide the full range of enhanced services to current customers and a more tailored structure to win new customers. These changes reflect the expansion of the Company’s business beyond car listings to include value-added digital solutions such as innovations from Dealer Inspire and DealerRater. The Sales Transformation also reflects a realignment of territories following the conversion of the majority of the affiliate arrangements. For the year ended December 31, 2018, the Company recorded $4.4 million in Sales Transformation costs, which are included in Marketing and sales in the Consolidated and Combined Statements of Income.

Strategic Alternatives to Enhance Shareholder Value. In January 2019, we announced we have been conducting a process to explore strategic alternatives to enhance shareholder value. At the September 28, 2018 meeting, the Board of Directors authorized management and its external advisors to initiate such a process and we have since been considering a broad range of strategic alternatives including a potential sale of the Company. There can be no assurance that the strategic alternatives review process will result in a sale of the Company or other strategic change or outcome. We have not set a timetable for the conclusion of our review of strategic alternatives, and we do not intend to comment further unless and until the Board of Directors has approved a specific course of action or we otherwise determined that further disclosure is appropriate or required by law.

Share Repurchase Program. In March 2018, our Board of Directors authorized a two-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. We intend to fund the share repurchase program principally with cash from operations. During the year ended December 31, 2018, the Company repurchased and subsequently retired 3.8 million shares for $97.2 million.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including dealer customer and consumer satisfaction statistics. Information regarding selected key operating metrics is as follows:

	Year Ended December 31,
	2018	2017	% Change
Traffic (Visits)	445,282,000	400,873,000	11%
Average Monthly Unique Visitors	18,778,000	16,798,000	12%
Dealer Customers	19,921	21,296	(6)%
Direct Monthly Average Revenue Per Dealer	$2,098	$1,974	6%

Traffic (Visits). Traffic and our ability to generate traffic are key to our business. Tracking our traffic performance is a critical measure. Traffic to the Cars.com network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is an internal metric representing the number of visits to Cars.com desktop and mobile properties (web browser and mobile applications). Visits refers to the number of times visitors accessed Cars.com properties during the period, no matter how many visitors make up those visits. We measure traffic using Adobe Analytics. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach diverse demographic audiences is attractive to our dealer customers and national advertisers.

Traffic increases were primarily driven by an increase in search engine optimization and planned strategic marketing investments aimed at consumer acquisition, engagement and brand awareness amongst auto shopping audiences. Mobile traffic accounted for 67% and 59% of total Traffic for the years ended December 31, 2018 and 2017, respectively.

Average Monthly Unique Visitors (“UVs”). Measuring unique visitors is important to us because our revenues depend in part on our ability to enable dealer customers and OEMs to connect with consumers. Growth in unique visitors and consumer traffic to our mobile applications and websites increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We count UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars.com property on an individual device/browser combination or installs one of our mobile apps on an individual device. If an individual accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/application/device combinations counts towards the number of UVs. We measure UVs with Adobe Analytics.

UVs increased, primarily driven by an increase in search engine optimization and planned strategic marketing and product investments aimed at consumer acquisition, engagement and brand awareness amongst auto shopping audiences.

Dealer Customers. Our value to consumers tracks to our ability to showcase the inventory of our dealer and OEM customers. The larger the advertiser base, the more inventory and options that are available for consumers to review. Dealer customers represents the car dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Beginning June 30, 2018, this key operating metric includes Dealer Inspire incremental dealer customers.

Total Dealer customers declined 2% from September 30, 2018. Direct dealer customers decreased 337, primarily due to dealers citing insufficient lead volume and perceived lower sales conversion, and cutbacks attributable to their own year-end cost reduction activities.

Total Dealer customers declined 6% from December 31, 2017. Direct dealer customers increased 2,318, resulting from dealer customers converted from affiliate markets and the addition of incremental customers from Dealer Inspire, partially offset by higher cancellations.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our products and the return on investment our dealer customers realize from our products. We define ARPD as Direct retail revenue during the period divided by the average number of direct dealer customers during the same period. Dealer Inspire is not included in ARPD.

ARPD increases were primarily driven by the favorable impact of affiliate conversions in certain markets that had higher retail rates.

Factors Affecting Our Financial Performance. Our continued success will depend in part on our ability to address and successfully manage challenges from all parts of the digital advertising ecosystem. Some challenges are particular to Cars.com, given our history and situation. The indebtedness we incurred in connection with the Separation in May 2017 and the Acquisition in February 2018 may limit our ability to make strategic acquisitions or other transactions that we believe to be in the best interests of our stockholders or that might increase the value of our business. We also are transforming our business toward digital solutions. We are still integrating Dealer Inspire. We are adapting our go-to-market sales and technology infrastructure as described in the Sales and Technology Transformation discussion above. We also plan to generate cost efficiencies to fund increased investments in product and marketing to drive more value delivery to our customers. During 2018, we converted approximately 3,500 Dealer customers from the former affiliate markets to our direct sales team. In addition, our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic factors. We have recently observed the beginning of a downturn in the United States auto market, which has impacted new car sales and thus OEMs’ and dealers’ spending. While our customers continue to consider cost as a primary factor in choosing partners, we believe that the value we deliver will provide continuity as they evaluate their spend.

Results of Operations.

Year Ended December 31, 2018 Compared To Year Ended December 31, 2017

			Increase
In thousands, except percentages	2018	2017	(Decrease)	% Change
Revenues:
Direct	$457,651	$333,248	$124,403	37%
National advertising	105,381	114,178	(8,797)	(8)%
Other	16,156	15,854	302	2%
Retail	579,188	463,280	115,908	25%
Wholesale	82,939	162,982	(80,043)	(49)%
Total revenues	662,127	626,262	35,865	6%
Operating expenses:
Cost of revenues and operations	92,367	65,541	26,826	41%
Product and technology	73,970	74,162	(192)	0%
Marketing and sales	232,884	209,813	23,071	11%
General and administrative	59,684	44,903	14,781	33%
Affiliate revenue share	15,488	8,948	6,540	73%
Depreciation and amortization	103,810	88,639	15,171	17%
Total operating expenses	578,203	492,006	86,197	18%
Operating income	83,924	134,256	(50,332)	(37)%
Nonoperating (expense) income:
Interest expense, net	(27,717)	(12,371)	(15,346)	124%
Other income, net	722	277	445	161%
Total nonoperating expense, net	(26,995)	(12,094)	(14,901)	123%
Income before income taxes	56,929	122,162	(65,233)	(53)%
Income tax expense (benefit)	18,120	(102,281)	120,401	(118)%
Net income	$38,809	$224,443	$(185,634)	(83)%

Retail Revenues—Direct. Direct revenues primarily represent online subscription products and digital media solutions sold to dealer customers who purchase advertising packages to market their vehicle inventory and other aspects of their dealership and websites and other digital and creative cross-channel marketing solutions sold to dealer customers. Direct revenues is our largest revenue stream, representing 69.1% and 53.2% of total revenues for the years ended December 31, 2018 and 2017, respectively. Direct revenues grew by $124.4 million, or 37%, compared to the prior year. The addition of Dealer Inspire’s business since the date of the Acquisition contributed $53.1 million to the Direct revenues increase. Excluding Dealer Inspire, Direct revenues grew $71.3 million, or 21%, compared to the prior year driven by an 11% increase in dealer customers and a 6% increase in ARPD. The affiliate market conversions contributed $88.9 million to Direct revenues measured at the month of each of the conversions, while reducing Wholesale revenues by $78.8 million (of which $18.7 million relates to the Unfavorable contracts liability amortization). Excluding Dealer Inspire and affiliate market conversions, Direct revenues declined $16.5 million, primarily due to a 10% decline in Dealer customers. Direct dealer customers decreased 2% from September 30, 2018. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Retail Revenues—National Advertising. National advertising revenues consists of display advertising sold to advertising agencies and OEMs, as well as leads sold to OEMs. Display ads are placed throughout the Cars.com website and apps. National advertising revenues represented 15.9% and 18.2% of total revenues for the years ended December 31, 2018 and 2017, respectively. National advertising revenues decreased 8%, as OEMs reduced their spending mostly due to the cyclical nature of the auto industry. The majority of the decline relates to reductions by three OEM customers.

Wholesale Revenues. Wholesale revenues represent the fees we charge for online subscription products sold to dealers by affiliates. The fees represent approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenues represented 12.5% and 26.0% of total revenues for the years ended December 31, 2018 and 2017, respectively. Wholesale revenues decreased primarily due to the affiliate market conversions from Wholesale revenues ($78.8 million, which includes $18.7 million of unfavorable contracts liability amortization) to Direct revenues ($88.9 million). In addition, excluding the affiliate market conversions, Wholesale revenues declined due to a 13% decline in Dealer customers. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cost of revenues and operations. Cost of revenues and operations expenses primarily consist of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and related compensation costs. Cost of revenues and operations expenses represent 14.0% and 10.5% of total revenues for the years ended December 31, 2018 and 2017, respectively. The addition of Dealer Inspire’s business contributed $24.0 million to the overall increase. Excluding Dealer Inspire, cost of revenues and operations expenses increased due to higher third-party costs related to new product offerings, partially offset by reduced compensation costs associated with lower headcount.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports the Cars.com products and website. Product and technology expenses include compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses represent 11.2% and 11.8% of total revenues for the years ended December 31, 2018 and 2017, respectively. Product and technology expenses were flat, primarily due to the addition of Dealer Inspire’s business and an incremental $1.1 million in stock-based compensation, offset by reduced compensation costs associated with lower headcount and lower third-party costs.

Marketing and sales. Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine management and other online marketing), TV and online advertising and production of ad creative, market research, trade events and compensation costs for the marketing, sales support and sales teams. Marketing and sales expenses represent 35.2% and 33.5% of total revenues for the years ended December 31, 2018 and 2017, respectively. The addition of Dealer Inspire’s business contributed $14.9 million to the overall increase, as we expanded our salesforce to support our new product offerings. Excluding Dealer Inspire, marketing and sales expenses increased $8.2 million and 3.9%, primarily due to $4.4 million of incremental costs related to the Sales transformation, as well as planned strategic marketing investments aimed at consumer acquisition, consumer engagement, brand awareness amongst auto shopping audiences and search engine optimization. Sales compensation costs decreased despite serving approximately 3,500 incremental dealer customers from converted markets.

General and administrative. General and administrative expenses primarily consist of compensation costs for the finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets. General and administrative expenses represent 9.0% and 7.2% of total revenues for the years ended December 31, 2018 and

2017, respectively. General and administrative expenses increased $14.8 million and 33%, primarily due to $9.8 million in consulting services and other costs incurred as part of our settlement agreement with our stockholder activist; $5.7 million in incremental transaction costs, primarily related to the Acquisition and the process to explore strategic alternatives to enhance shareholder value; $3.1 million in incremental stock-based compensation; the addition of Dealer Inspire’s business and the incremental costs of being a public company. These increases were partially offset by $1.6 million in lower costs associated with the Separation of certain employees and the prior year impacts of $5.0 million related to the Separation and $3.6 million related to the move to our new corporate headquarters location.

Affiliate revenue share. Affiliate revenue share expenses primarily represent payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expenses increased 73%, primarily due to an increase in costs associated with the early conversions of the McClatchy, tronc and Washington Post markets, partially offset by amortization of the unfavorable contracts liability. For information related to the unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense increased 17%, primarily due to the incremental amortization expense related to the Acquisition.

Interest expense, net. Interest expense, net increased due to interest associated with the Credit Agreement principally utilized to fund the Separation and the Acquisition. For information related to our term and revolving loans, see Note 7 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax expense (benefit). Effective with the Separation in May 2017, we established a corporate legal entity structure that is subject to U.S. federal corporate income tax on a stand-alone basis post-Separation. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 31.8% for the year ended December 31, 2018 and differed from the U.S. federal statutory rate of 21%, primarily due to changes in apportionment factors upon the finalization of the post-Spin 2017 state tax returns in the fourth quarter of 2018. The income tax benefit for the year ended December 31, 2017 is based upon seven months of Cars.com, LLC information and twelve months of DealerRater information. For information related to income taxes, see Note 9 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2017 Compared To Year Ended December 31, 2016

			Increase
In thousands, except percentages	2017	2016	(Decrease)	% Change
Revenues:
Direct	$333,248	$333,424	$(176)	0%
National advertising	114,178	114,335	(157)	0%
Other	15,854	15,017	837	6%
Retail	463,280	462,776	504	0%
Wholesale	162,982	170,330	(7,348)	(4)%
Total revenues	626,262	633,106	(6,844)	(1)%
Operating expenses:
Cost of revenues and operations	65,541	56,794	8,747	15%
Product and technology	74,162	73,070	1,092	1%
Marketing and sales	209,813	211,032	(1,219)	(1)%
General and administrative	44,903	23,925	20,978	88%
Affiliate revenue share	8,948	8,529	419	5%
Depreciation and amortization	88,639	83,106	5,533	7%
Total operating expenses	492,006	456,456	35,550	8%
Operating income	134,256	176,650	(42,394)	(24)%
Nonoperating (expense) income:
Interest (expense) income, net	(12,371)	94	(12,465)	***
Other income, net	277	214	63	29%
Total nonoperating expense, net	(12,094)	308	(12,402)	***
Income before income taxes	122,162	176,958	(54,796)	(31)%
Income tax (benefit) expense	(102,281)	588	(102,869)	***
Net income	$224,443	$176,370	$48,073	27%
***	Not meaningful

Retail Revenues—Direct. Direct revenues was flat, reflecting a decrease in average revenue per dealer, offset by an increase in average dealer count.

Retail Revenues—National Advertising. National advertising revenues was flat due to a decrease in display advertising, offset by a higher volume of leads sold to OEMs.

Retail Revenues—Other. Other revenues includes revenues from (1) vehicle listing data sold to third-parties, (2) new vehicle leads sold to third-parties and (3) peer-to-peer vehicle advertising. Other revenues increased, primarily due to higher volume of leads sold to third-parties and an increase in volume of data sales.

Wholesale Revenues. Wholesale revenues decreased, reflecting a decline in average dealer count, partially offset by an increase in average revenue per dealer.

Cost of revenues and operations. Cost of revenues and operations expenses represent 10.5% and 9.0% of total revenues for the years ended December 31, 2017 and 2016, respectively. Cost of revenues and operations expenses increased, primarily due to a higher volume of pay-per-lead product sales.

Product and technology. Product and technology expenses represent 11.8% and 11.5% of total revenues for the years ended December 31, 2017 and 2016, respectively. Product and technology expenses increased, primarily due to the acquisition of DealerRater in August 2016 and the additional costs associated with our data strategy team.

Marketing and sales. Marketing and sales expenses represent 33.5% and 33.3% of total revenues for the years ended December 31, 2017 and 2016, respectively. Marketing and sales expenses decreased, primarily due to the cost efficiencies in sales offset by higher spend on TV and online consumer advertising.

General and administrative. General and administrative expenses represent 7.2% and 3.8% of total revenues for the years ended December 31, 2017 and 2016, respectively. General and administrative expenses increased, primarily due to $8.0 million of incremental costs of being a public company, $2.6 million of stock-based compensation cost and $12.9 million of costs primarily related to the Separation and the corporate headquarters office relocation.

Affiliate revenue share. Affiliate revenue share expenses increased 5%, primarily due to more dealer customers subject to revenue share.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to the incremental amortization expense related to the acquisition of DealerRater in August 2016, increased depreciation expense related to the accelerated depreciation of assets in our former corporate headquarters location and increased depreciation related to the acquisition of assets related to our new corporate headquarters location.

Interest (expense) income, net. Interest expense, net for the year ended December 31, 2017 was related to our new Credit Agreement entered into in connection with the Separation in May 2017. Prior to the Separation, the Company had no debt. For additional information, see Note 7 (Debt) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax (benefit) expense. The effective tax rate, expressed by calculating the income tax benefit as a percentage of income before income taxes, was (83.7)% for 2017 and differed from the federal statutory rate of 35% primarily because of the non-cash income tax benefits of $16 million, $51 million and $80 million related to pre-Separation earnings, the cash tax on which is the responsibility of TEGNA, the write-off of the permanent outside basis difference resulting from the change in the tax status of the Cars.com, LLC flow-through entity and the reduction in the corporate federal income tax rate, respectively. For information related to income taxes, see Note 9 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview. As of December 31, 2018, cash and cash equivalents were $25.5 million. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive cash flows in 2018, 2017 and 2016 which, along with our term and revolving loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we may raise additional funds through other public or private debt or equity financings. The tax matters agreement that we entered into with TEGNA prior to the distribution included restrictions that may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders, or that might increase the value of our business. Under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from: entering into any transaction resulting in the acquisition of all or a portion of our stock or assets, whether by merger or otherwise; merging, consolidating or liquidating; issuing equity securities beyond certain thresholds; repurchasing our capital stock beyond certain thresholds; and ceasing to actively conduct our business. See Part I, Item 1A., “Risk Factors” of this Annual Report on Form 10-K.

Credit Agreement. On May 31, 2017, we and certain of our domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into a Credit Agreement with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at our request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon its total net leverage ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varies between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s net leverage ratio.

On May 31, 2017, we borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments which commenced on September 30, 2017. Debt issuance costs were $4.1 million at December 31, 2018. These debt issuance costs are recorded as a reduction of debt and the debt is accreted using the effective interest method with the amortization recorded in Interest expense, net on the Consolidated and Combined Statements of Income.

Term Loan and Revolving Loan. As of December 31, 2018, the outstanding borrowings amount under the term loan was $416.3 million and the interest rate in effect was 4.1%, and the outstanding borrowings under the revolving loan were $280.0 million and the interest rate in effect was 4.3%. During the year ended December 31, 2018, we borrowed $165.0 million under the revolving loan to fund the Acquisition and $30.0 million to fund share repurchases. We also made $60.0 million in voluntary revolving loan payments and $22.5 million in quarterly term loan payments. As of December 31, 2018, we were permitted to borrow an aggregate of $170.0 million under the revolving loan. Our borrowings are limited by our net leverage ratio, which was 2.9 to 1.0 as of December 31, 2018.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the Credit Agreement are guaranteed by the Guarantors. The Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on our ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2018, we remained in compliance with the covenants under our various credit agreements.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under our Term Loan, we entered into an interest rate swap agreement (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300 million. As of December 31, 2018, the fair value of the Swap was zero. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other assets on the Consolidated and Combined Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated comprehensive income (loss) until reclassed to Interest (expense) income, net in the same period the hedge transaction impacts earnings.

Share Repurchase Program. In March 2018, our Board of Directors authorized a two-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We intend to fund the share repurchase program principally with cash from operations. During the year ended December 31, 2018, the Company repurchased and subsequently retired 3.8 million shares for $97.2 million.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$163,548	$185,929	$(22,381)
Investing activities	(171,375)	(32,774)	(138,601)
Financing activities	12,727	(141,488)	154,215
Net change in cash and cash equivalents	$4,900	$11,667	$(6,767)

Operating Activities. The decrease in cash provided by operating activities is primarily due to higher interest payments related to our term and revolving loans; costs associated with the stockholder activist campaign; incremental transaction costs, primarily related to the Acquisition and the process to explore strategic alternatives to enhance shareholder value; and the cash settlement of Dealer Inspire’s unvested equity awards, partially offset by lower cash tax payments and other changes in operating assets and liabilities. Current year cash flow was also impacted by $25.5 million in marketing support payments associated with the early conversion of affiliate markets. During the year ended December 31, 2017, we also received $15.8 million in cash from the lessor for lease incentives related to the move to our new corporate headquarters location.

Investing Activities. The increase in cash used in investing activities is primarily due to the Acquisition. For information related to the Acquisition, see Note 4 (Business Combination) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Financing Activities. The increase in cash provided by financing activities is primarily driven by net revolving loan borrowings of $135.0 million to fund the Acquisition and share repurchases, partially offset by $22.5 million in quarterly term loan payments. During the year ended December 31, 2017, cash used in financing activities was primarily driven by transactions with TEGNA and payments of long-term debt. Prior to the Separation, TEGNA utilized a centralized approach to cash management and the financing of its operations. Under this approach, we provided funds to TEGNA and vice versa until the cash distribution to TEGNA at the time of the Separation. Thus, the net cash flow between TEGNA and us was presented as a financing activity. For additional information, see Note 7 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2018, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases (1)	$56,134	$5,034	$4,368	$4,013	$3,751	$3,850	$35,118
Long-term debt (2)	696,250	28,125	33,750	39,375	595,000	—	—
Interest on debt (3)	98,487	30,486	29,266	27,767	10,968	—	—
Other obligations (4)	27,403	25,703	1,700	—	—	—	—
Total	$878,274	$89,348	$69,084	$71,155	$609,719	$3,850	$35,118
(1)

In the first quarter of 2019, we will adopt Accounting Standards Update 2016-02, Leases (ASU 2016-02). As part of the adoption of ASU 2016-02, we will recognize right-of-use assets and lease liabilities for operating leases, which are principally related to real estate on its Consolidated and Combined Balance Sheets, with no material impact to its Consolidated and Combined Statements of Income and Consolidated and Combined Statements of Cash Flows. See Note 3 (Recent Accounting Pronouncements) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)

Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)	Interest payments for variable rate debt were calculated using interest rates as of December 31, 2018 and considered scheduled amortization payments primarily on the term and revolving loans.
(4)	Other obligations represents commitments under certain vendor and other contracts.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 10 (Commitments and Contingencies) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments.

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

Online Subscription Advertising Products and Services Revenue. Our primary source of Retail revenues and Wholesale revenues are through the sale of online subscription advertising products to dealer customers through varying levels of subscription packages. Our subscription packages provide the dealer customer’s available new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with a one-year contract term that is automatically renewed, typically on a month-to month basis. We recognize subscription package revenues ratably as the service is provided over the contract term. Online subscription advertising products and services revenue is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

We also offer our customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. We do not sell add-on products separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation, and we recognize the related revenue ratably as the services are provided over the contract term.

As a result of the Acquisition, we also provide services, including hosting, related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. We recognize revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Our affiliates also sell online subscription advertising products to dealer customers, and we earn Wholesale revenues through our affiliate agreements. Affiliates are assigned certain sales territories in which they sell our products. Under these agreements, we charge the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers. We recognize Wholesale revenues ratably as the service is provided over the contract term. In situations where our direct sales force sells our products within an affiliate’s assigned territory, we pay the affiliate a revenue share which is classified as Affiliate revenue share in the Consolidated and Combined Statements of Income. Wholesale revenues also include the amortization of the Unfavorable contracts liability. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

As a result of the Acquisition, we also provide services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services. We recognize revenue related to these services at the point in time the service is provided. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Pay Per Lead Revenue. We also sell leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. We recognize pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

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

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment is performed at least annually and considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the quantitative test.

Under the quantitative test, a goodwill impairment is identified by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

We estimated the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and we also considered a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of our reporting unit. The result of the test indicated that the estimated fair value of our reporting unit exceeded the carrying value.

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

Indefinite Lived Intangible. In connection with our acquisition by TEGNA, we recorded an intangible asset with an indefinite life associated with the Cars.com trade name. The indefinite lived intangible asset is tested annually, or more often if circumstances dictate, for impairment and is written down to fair value as required. The estimate of fair value is determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset. Based on the results of our 2018 annual impairment test of the indefinite lived intangible asset, there was no indication that the carrying values of the indefinite lived intangible assets were impaired. Although the trade name asset is not currently impaired, changes in future market rates or decreases in future cash flows and growth rates could result in an impairment charge in a future period.

Definite Lived Amortizable Intangibles. Our amortizable intangible assets consist mainly of customer relationships and acquired software. These asset values are amortized systematically over their estimated useful lives. An impairment test of these assets would be triggered if the undiscounted cash flows from the related asset group (business unit) were to be less than the asset carrying value. Changes in circumstances, such as technological advances or changes to our business model or capital strategy, could result in actual useful lives differing from our estimates. If an impairment indicator is present, we review our amortizable intangible assets for potential impairment at the asset group level by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by the asset group. Based on the results of our 2018 annual impairment test of the amortizable lived intangible asset, there was no indication that the carrying values of the indefinite lived intangible assets were impaired.

Income Taxes. We account for income taxes according to the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying value and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the change. We assess the recoverability of our deferred tax assets on a quarterly basis, considering all positive and negative evidence. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated and Combined Balance Sheets. See Note 9 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Recent Accounting Pronouncements. For information related to recent accounting pronouncements, see Note 3 (Recent Accounting Pronouncements) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates and foreign currency exchange risk.

Interest Rate Risk. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement, on a notional amount of $300 million. As of December 31, 2018, the fair value of the Swap was zero. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other assets on the Consolidated and Combined Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated comprehensive income (loss) until reclassed to Interest (expense) income, net in the same period the hedge transaction impacts earnings. Based on the value of our unhedged indebtedness at December 31, 2018, a 100 basis point increase in interest rates would result in a corresponding increase in our interest expense of $4.0 million annually.

Foreign Currency Exchange Risk. Historically, as our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. With the acquisitions of DealerRater in August 2016 and Dealer Inspire in February 2018, we acquired a limited number of Canadian dealer customers, some of which are billed in Canadian dollars. Any foreign currency exchange rate fluctuations have been and are anticipated to be immaterial. If we plan for additional international expansion, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated and Combined Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2018 and 2017, the related Consolidated and Combined Statements of Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) (collectively referred to as the “Consolidated and Combined Financial Statements”). In our opinion, the Consolidated and Combined Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2016.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dealer Inspire Inc. and Launch Digital Marketing (collectively, Dealer Inspire), which is included in the 2018 Consolidated and Combined Financial Statements of the Company and constitute 7% of total assets as of December 31, 2018 and 8% of revenues for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dealer Inspire.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated and Combined Balance Sheets of Cars.com Inc. as of December 31, 2018 and 2017, the related Consolidated and Combined Statements of Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2019

Cars.com Inc.

Consolidated and Combined Balance Sheets

(In thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$25,463	$20,563
Accounts receivable, net	108,921	100,857
Prepaid expenses	9,264	11,408
Other current assets	10,289	9,811
Total current assets	153,937	142,639
Property and equipment, net	41,482	39,740
Goodwill	884,449	788,107
Intangible assets, net	1,510,410	1,529,500
Investments and other assets	10,271	11,053
Total assets	$2,600,549	$2,511,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,631	$6,581
Accrued compensation	16,821	14,185
Unfavorable contracts liability	18,885	25,200
Current portion of long-term debt	26,853	21,158
Other accrued liabilities	36,520	23,025
Total current liabilities	110,710	90,149
Noncurrent liabilities:
Unfavorable contracts liability	—	18,885
Long-term debt	665,306	557,194
Deferred tax liability	177,916	146,482
Other noncurrent liabilities	19,694	19,201
Total noncurrent liabilities	862,916	741,762
Total liabilities	973,626	831,911
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 68,262 and 71,628 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	683	716
Additional paid-in capital	1,508,001	1,501,830
Retained earnings	118,239	176,582
Total stockholders' equity	1,626,923	1,679,128
Total liabilities and stockholders' equity	$2,600,549	$2,511,039

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Retail	$579,188	$463,280	$462,776
Wholesale (1)	82,939	162,982	170,330
Total revenues	662,127	626,262	633,106
Operating expenses:
Cost of revenues and operations	92,367	65,541	56,794
Product and technology	73,970	74,162	73,070
Marketing and sales	232,884	209,813	211,032
General and administrative	59,684	44,903	23,925
Affiliate revenue share	15,488	8,948	8,529
Depreciation and amortization	103,810	88,639	83,106
Total operating expenses	578,203	492,006	456,456
Operating income	83,924	134,256	176,650
Nonoperating (expense) income:
Interest (expense) income, net	(27,717)	(12,371)	94
Other income, net	722	277	214
Total nonoperating (expense) income, net	(26,995)	(12,094)	308
Income before income taxes	56,929	122,162	176,958
Income tax expense (benefit)	18,120	(102,281)	588
Net income	$38,809	$224,443	$176,370
Weighted-average common shares outstanding:
Basic	70,318	71,661	71,588
Diluted	70,547	71,727	71,588
Earnings per share:
Basic	$0.55	$3.13	$2.46
Diluted	0.55	3.13	2.46

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

(1)	For information related to related party transactions, see Note 15 (Related Party).

Cars.com Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	TEGNA's Investment, net	Retained Earnings	Stockholders' Equity
Balance at December 31, 2015	—	$—	—	$—	$—	$2,304,519	$—	$2,304,519
Net income	—	—	—	—	—	176,370	—	176,370
Transactions with TEGNA, net (1)	—	—	—	—	—	(63,604)	—	(63,604)
Balance at December 31, 2016	—	$—	—	$—	$—	$2,417,285	$—	$2,417,285
Net income	—	—	—	—	—	47,861	176,582	224,443
Transactions with TEGNA, net (1)	—	—	—	—	—	(69,030)	—	(69,030)
Cash distribution to TEGNA related to Separation	—	—	—	—	—	(650,000)	—	(650,000)
Deferred taxes related to Separation	—	—	—	—	—	(246,197)	—	(246,197)
Distribution by TEGNA	—	—	71,588	716	1,499,203	(1,499,919)	—	—
Shares issued in connection with stock-based compensation plans, net	—	—	40	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,627	—	—	2,627
Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$—	$176,582	$1,679,128
Net income	—	—	—	—	—	—	38,809	38,809
Transactions with TEGNA, net (1)	—	—	263	3	(3,627)	—	—	(3,624)
Repurchases of common stock	—	—	(3,789)	(38)	—	—	(97,152)	(97,190)
Shares issued in connection with stock-based compensation plans, net	—	—	160	2	375	—	—	377
Stock-based compensation expense	—	—	—	—	9,423	—	—	9,423
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$—	$118,239	$1,626,923

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

(1)For information related to related party transactions, see Note 15 (Related Party).

Cars.com Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$38,809	$224,443	$176,370
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	12,820	10,770	8,276
Amortization of intangible assets	90,990	77,869	74,830
Amortization of unfavorable contracts liability	(25,200)	(25,200)	(25,200)
Stock-based compensation expense	9,423	2,627	—
Deferred income taxes	16,693	(108,845)	(413)
Provision for doubtful accounts	4,391	2,452	3,030
Amortization of debt issuance costs	1,307	810	—
Other, net	1,053	1,618	(84)
Changes in operating assets and liabilities, net of Acquisition:
Accounts receivable	(1,164)	(5,006)	(13,579)
Prepaid expenses	2,464	(8)	(198)
Other current assets	(552)	(8,593)	264
Other assets	782	734	55
Accounts payable	2,512	(432)	(1,548)
Accrued compensation	2,569	(6,946)	(11,857)
Other accrued liabilities	8,358	6,021	(4,880)
Other noncurrent liabilities	(1,707)	(2,173)	(5,913)
Cash received from lessor for lease incentives	—	15,788	—
Net cash provided by operating activities	163,548	185,929	199,153
Cash flows from investing activities:
Payment for Acquisition, net (1)	(157,153)	—	(114,900)
Purchase of property and equipment	(14,233)	(32,774)	(9,701)
Proceeds from sale of property and equipment	11	—	64
Purchase of investments	—	—	(2,216)
Net cash used in investing activities	(171,375)	(32,774)	(126,753)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	195,000	675,000	—
Payments of debt issuance costs and other fees	—	(6,208)	—
Payments of long-term debt	(82,500)	(91,250)	—
Stock-based compensations plans, net	377	—	—
Repurchases of common stock	(97,190)	—	—
Cash distribution to TEGNA related to Separation	—	(650,000)	—
Transactions with TEGNA, net	(2,960)	(69,030)	(63,604)
Net cash provided by (used in) financing activities	12,727	(141,488)	(63,604)
Net increase in cash and cash equivalents	4,900	11,667	8,796
Cash and cash equivalents at beginning of period	20,563	8,896	100
Cash and cash equivalents at end of period	$25,463	$20,563	$8,896
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$7	$11,531	$—
Cash paid for interest	26,780	11,761	—

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

(1)	For information related to the Acquisition, See Note 4 (Business Combination).

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements

Note 1. Description of business and basis of presentation

Description of business. Cars.com is a leading two-sided digital automotive marketplace that connects car shoppers with sellers and manufacturers (“OEM”s), empowering shoppers with the resources and information to make informed buying decisions. The Company’s portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com, Dealer Inspire and DealerRater provide digital solutions for car dealers, including cutting-edge dealer websites, technology and reputation management solutions that improve automotive selling for local dealerships and national OEM brands. In a rapidly changing market, Cars.com enables automotive dealers and manufacturers with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

Basis of Presentation. These accompanying Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United State (“U.S.”) Securities and Exchange Commission (the “SEC”). The Consolidated and Combined Financial Statements include the accounts of Cars.com and its 100% owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

In May 2017, the Company separated from its former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc. (the “Spin”), which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). The Company filed a Registration Statement on Form 10 relating to the Separation with the SEC, which was declared effective on May 15, 2017. On May 31, 2017, the Company made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of the Company’s common stock. Each holder of TEGNA common stock received one share of the Company’s common stock for every three shares of TEGNA common stock held on May 18, 2017, the record date for the distribution. TEGNA structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

Prior to the Separation, the Company’s financial statements were derived from the historical accounting records of TEGNA and reflects the Company’s financial results as if the Company was a separate entity. The historical financial statements include allocations of certain TEGNA corporate overhead expenses and totaled $2.5 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively.

All significant intercompany transactions between either (i) the Company and TEGNA or (ii) the Company and TEGNA affiliates have been included within the financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany and certain post-Separation transactions, between either (i) the Company and TEGNA or (ii) the Company and TEGNA affiliates are included in “Transactions with TEGNA, net.” The total net effect of these intercompany or certain post-Separation transactions is reflected in the Consolidated and Combined Statements of Cash Flows as financing activities.

In February 2018, the Company acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “Acquisition”) in 2018. The post-Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”. For additional information, see Note 4 (Business Combination).

Note 2. Significant Accounting Policies

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms and the Company believes it is probable it will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be provided to the customer. The Company allocates the contractual transaction price to each distinct performance obligation and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through the Company’s direct sales force (Retail revenues) and affiliate sales channels (Wholesale revenues).

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

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

Through Dealer Inspire, the Company also provides services, including hosting, related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. The Company recognizes revenue related to these services ratably as the services are provided over the contract term. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

The Company’s affiliates also sell online subscription advertising products to dealer customers and the Company earns Wholesale revenues through its affiliate agreements. Affiliates are assigned certain sales territories in which they sell the Company’s products. Under these agreements, the Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers. The Company recognizes Wholesale revenues ratably as the service is provided over the contract term. In situations where the Company’s direct sales force sells the Company’s products within an affiliate’s assigned territory, the Company pays the affiliate a revenue share which is classified as “Affiliate revenue share” in the Consolidated and Combined Statements of Income. Wholesale revenues also includes a portion of the amortization of the Unfavorable contracts liability. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability).

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

Through Dealer Inspire, the Company also provides services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services. The Company recognizes revenue related to these services at the point in time the service is provided. The related revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Pay Per Lead Revenue. The Company also sells certain leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. The Company recognizes pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Retail revenues and Wholesale revenues in the Consolidated and Combined Statements of Income.

Other Revenue. Other revenue primarily includes revenues related to vehicle listing data sold to third-parties and peer-to-peer vehicle advertising. The Company recognizes Other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenues in the Consolidated and Combined Statements of Income.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

	Year Ended December 31,
Sales channel	2018	2017
Direct	$457,651	$333,248
National advertising	105,381	114,178
Other	16,156	15,854
Retail	579,188	463,280
Wholesale	82,939	162,982
Total revenues	$662,127	$626,262

Major products and services
Online subscription advertising	$507,993	$483,026
Display advertising	112,792	102,183
Pay per lead	30,757	31,727
Other	10,585	9,326
Total revenues	$662,127	$626,262

Use of Estimates. The preparation of the accompanying Consolidated and Combined Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated and Combined Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are primarily derived from sales to dealer customers and OEMs and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense for the years ended December 31, 2018, 2017 and 2016 was $4.4 million, $2.5 million and $4.6 million, respectively, and is included in Marketing and sales in the Consolidated and Combined Statements of Income.

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly-rated financial institutions.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in net income. The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. The non-marketable investments recorded within Investments and other assets on the Consolidated and Combined Balance Sheets was $9.4 million as of December 31, 2018 and 2017. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and which may be indicative of impairment. There were no impairments recorded for the periods presented in the Consolidated and Combined Statements of Income.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Property and Equipment. Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2018	2017	Estimated Useful Life
Computer software	$29,300	$19,622	18 months - 5 years
Computer hardware	19,461	20,523	3 - 5 years
Furniture and fixtures	4,970	3,879	10 years
Leasehold improvements	18,594	17,322	Lesser of useful life or lease term
Property and equipment, gross	72,325	61,346
Less: Accumulated depreciation	(30,843)	(21,606)
Property and equipment, net	$41,482	$39,740

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $12.8 million, $10.8 million and $8.3 million, respectively. Normal repairs and maintenance are expensed as incurred. The costs and related accumulated depreciation of assets sold or disposed of are removed from the Consolidated and Combined Balance Sheets and any resulting gain or loss is included in General and administrative expense on the Consolidated and Combined Statements of Income.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. As of December 31, 2018, the Company had $884 million of goodwill which resulted from TEGNA’s acquisition of Cars.com in 2014, the acquisition of DealerRater.com in 2016 and the Acquisition.

Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill is tested for impairment as of November 1 and at a level referred to as the reporting unit. The level at which the Company tests goodwill for impairment requires the Company to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that Cars.com operates as a single reporting unit.

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment is performed at least annually and considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company performs the quantitative test.

Under the quantitative test, a goodwill impairment is identified by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The Company estimated the fair value of the reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of our reporting unit. The results of the goodwill impairment tests indicated that the estimated fair value of its reporting unit exceeded the carrying value and thus no impairment existed for all periods presented.

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

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

In connection with the acquisition by the Company’s former parent, the Company has an intangible asset with an indefinite life associated with its Cars.com trade name. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, for impairment and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset. The results of the 2018 annual impairment test of the indefinite lived intangible asset indicated the fair value exceeded its carrying value, and therefore, no impairment charge was recorded.

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Intangible Asset	Estimated Useful Life
Acquired software	2 - 7 years
Content library	2 years
Customer relationships	3 - 14 years
Non-compete agreements	5 years
Other trade names	10 - 12 years

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

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs for the years ended December 31, 2018, 2017 and 2016 were $11.5 million, $6.9 million and $5.2 million, respectively. Capitalized costs are included in Property and equipment, net on the Consolidated and Combined Balance Sheets. Research and development costs are charged to expense as incurred.

Advertising Costs. The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $109.2 million, $104.6 million and $97.1 million, respectively. Advertising costs are included in Marketing and sales in the Consolidated and Combined Statements of Income.

Cost of Revenues and Operations. Cost of revenues and operations consist of expenses related to the pay-per-lead products, third-party costs such as processing of dealer vehicle inventory, product fulfillment, customer service and related compensation costs.

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. See Note 12 (Stock-Based Compensation) for additional information on the Company’s stock-based compensation plans.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated and Combined Balance Sheets. The Company records penalties and interest relating to uncertain tax positions in Income tax expense (benefit) in the Consolidated and Combined Statements of Income. The Company has not recorded any material expense or liabilities related to interest or penalties in its Consolidated and Combined Financial Statements.

Fair Value of Financial Instruments. The Company’s financial instruments include marketable securities held at fair value. Financial instruments also include accounts receivable, accounts payable, debt and other liabilities. The carrying values of these instruments approximate their fair values.

Derivative Financial Instruments. The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement, on a notional amount of $300 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other assets on the Consolidated and Combined Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated comprehensive income (loss) until reclassed to Interest income (expense) in the same period the hedge transaction impacts earnings.

Note 3. Recent Accounting Pronouncements

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

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. The new guidance requires a lessee to recognize a liability to make lease payments (the “lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and will not recast the comparative periods presented in the Consolidated Financial Statements upon adoption. The Company will elect the ‘package of practical expedients’ and will not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company will also elect the short-term lease recognition exemption for all leases that qualify and will not recognize right-of-use assets or lease liabilities for those leases. The Company has made significant progress in assessing the impact of the ASU and in planning for the implementation. The Company estimates the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases, which are principally related to real estate, of approximately $35-45 million on its Consolidated and Combined Balance Sheets, with no material impact to its Consolidated and Combined Statements of Income and Consolidated and Combined Statements of Cash Flows.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The new guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated and Combined Financial Statements and related disclosures.

Note 4. Business Combination

On February 21, 2018, the Company acquired all of the outstanding stock of Dealer Inspire Inc., an innovative technology leader providing progressive dealer websites, digital retailing and messaging platform products, and substantially all of the net assets of Launch Digital Marketing LLC, a provider of digital marketing services, including paid, organic, social and creative services. Dealer Inspire consists of proprietary solutions that are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions.

The Company expensed as incurred total acquisition costs of $4.9 million, of which $4.3 million was recorded during the twelve months ended December 31, 2018. These costs were recorded in General and administrative in the Consolidated and Combined Statements of Income. In connection with the Acquisition, Dealer Inspire’s unvested equity awards were cash settled for a total of $5.7 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Statements of Income.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

Acquisition-date Fair Value
Cash consideration (1)	$164,333
Contingent consideration (2)	2,200
Cash settlement of Acquisition's unvested equity awards (3)	(5,700)
Total consideration	$160,833

Cash	$1,480
Accounts receivable	11,291
Property and equipment	1,215
Other assets	320
Identified intangible assets (4)	71,900
Total assets acquired	86,206
Accounts payable	(2,514)
Deferred tax liability	(14,741)
Other liabilities	(4,460)
Total liabilities assumed	(21,715)
Net identifiable assets	64,491
Goodwill	96,342
Total consideration	$160,833

(1)	A reconciliation of cash consideration to Payment for Acquisition, net in the Consolidated and Combined Statements of Cash Flows is as follows (in thousands):

Cash consideration	$164,333
Less: Cash settlement of Acquisition's unvested equity awards (3)	(5,700)
Less: Cash acquired	(1,480)
Payment for Acquisition, net	$157,153

(2)

As part of the Acquisition, the Company may be required to pay up to an additional $15 million in cash consideration to the former owners. The actual amount to be paid will be based on Dealer Inspire’s future performance related to certain revenue targets to be attained over a three-year performance period. The fair value was estimated utilizing the income approach valuation technique. The contingent consideration liability is recorded in Other noncurrent liabilities in the Consolidated and Combined Balance Sheets.

(3)

In connection with the Acquisition, Dealer Inspire’s unvested equity awards were cash settled. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the Acquisition as compensation expense in the Company’s Consolidated and Combined Income Statements, as follows: $3.9 million in Product and technology, $1.0 million in Cost of revenues and operations, $0.5 million in Marketing and sales and $0.3 million in General and administrative.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(4)	Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Acquired software	$39,500	4
Customer relationships	18,300	4
Trade names	14,100	10
Total	$71,900

In addition to the total consideration of $160.8 million, the Company granted stock-based compensation awards, worth up to $25.5 million, to certain employees. These awards require continued employee service and are based on Dealer Inspire’s future performance related to certain revenue targets to be attained over a three-year performance period. For further information, see Note 12 (Stock-Based Compensation).

Goodwill. In connection with the Acquisition, the Company recorded goodwill in the amount of $96.3 million, which is primarily attributable to sales growth from existing and future technology, product offerings and customers and the value of the acquired assembled workforce. Of the total goodwill recorded in connection with the Acquisition, approximately $15.0 million is deductible for income tax purposes.

Pro forma Financial Information (unaudited). The unaudited pro forma information presented below summarizes the combined revenues and net income of the Company and Dealer Inspire, as if the Acquisition had been completed on January 1, 2017 and gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for compensation expense related to the cash settlement of Dealer Inspire’s unvested equity awards; acquisition and integration costs; incremental intangible assets amortization based on the fair values of each identifiable intangible asset; certain other compensation related costs, including retention bonuses and stock-based compensation; and interest expense on the borrowings under the revolving loan to fund the Acquisition. Pro forma adjustments were tax-affected at the Company’s corporate blended statutory tax rate applicable during the respective periods presented.

This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the Acquisition had taken place on January 1, 2017, nor the results that may be obtained in the future. The unaudited pro forma information does not reflect future synergies or other such costs or savings. Selected unaudited pro forma information for the years ended December 31, 2018 and 2017, respectively, is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Revenues	$669,798	$668,447
Net income	46,111	211,779

From the date of the Acquisition, the Company included Dealer Inspire’s financial results in its Consolidated and Combined Statements of Income for the year ended December 31, 2018. Dealer Inspire contributed revenues of $53.1 million and a net loss of $11.3 million. The net loss includes $14.0 million of incremental intangible asset amortization and $8.2 million of costs related to the Acquisition, primarily related to the cash settlement of Dealer Inspire’s unvested equity awards and acquisition-related costs, both of which are on a pre-tax basis.

Note 5. Goodwill and Other Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets. The changes in the carrying amount of goodwill and indefinite-lived intangible assets are as follows (in thousands):

	December 31, 2016	Additions	December 31, 2017	Additions	December 31, 2018
Goodwill	$788,107	$—	$788,107	$96,342	$884,449
Cars.com Trade name	872,320	—	872,320	—	872,320

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Intangible Assets. Our definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$832,540	$(273,799)	$558,741	$814,240	$(205,190)	$609,050
Acquired software	111,200	(53,002)	58,198	71,700	(33,826)	37,874
Other trade names	23,900	(3,178)	20,722	9,800	(1,157)	8,643
Non-compete agreements	2,860	(2,431)	429	2,860	(1,859)	1,001
Content library	2,100	(2,100)	—	2,100	(1,488)	612
Total	$972,600	$(334,510)	$638,090	$900,700	$(243,520)	$657,180

Amortization for the years ended December 31, 2018, 2017 and 2016 is $91.0 million, $77.9 million and $74.8 million, respectively. Projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2019	$92,786
2020	94,756
2021	90,395
2022	71,694
2023	69,828
Thereafter	218,631
Total	$638,090

Note 6. Unfavorable Contracts Liability

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

Prior to the affiliate conversions discussed below, over the annual contract period, the Company recognized $25.2 million of Wholesale revenues with a corresponding reduction of the Unfavorable contracts liability. As of December 31, 2018 and 2017, the Unfavorable contracts liability on the Consolidated and Combined Balance Sheets was $18.9 million and $44.1 million, respectively. Of the total Unfavorable contracts liability balances, $18.9 million and $25.2 million was recorded in Current liabilities on the Consolidated and Combined Balance Sheets as of December 31, 2018 and 2017, respectively.

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

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

Therefore, during the year ended December 31, 2018, the Company recorded $18.7 million as a reduction to Affiliate revenue share, rather than Wholesale revenues, in the Consolidated and Combined Statements of Income. The reduction to Affiliate revenue share was partially offset by the fees associated with the marketing support and transition services.

The Company’s Unfavorable contracts liability activity for the year ended December 31, 2018 is as follows (in thousands):

December 31, 2017	$44,085
Amortization into Wholesale revenues (1)	(6,457)
Amortization into Affiliate revenue share (2)	(18,743)
December 31, 2018	$18,885

(1)	Amount represents the amortization of the Unfavorable contracts liability related to the remaining affiliate agreements into Wholesale revenues in the Consolidated and Combined Statements of Income.

(2)

Amount represents the amortization of the Unfavorable contracts liability related to the converted McClatchy, tronc and Washington Post affiliate agreements into Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of Income.

Note 7. Debt

Credit Agreement. On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at its request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon its total net leverage ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varies between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s net leverage ratio.

On May 31, 2017, the Company borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments which commenced on September 30, 2017. Debt issuance costs were $4.1 million at December 31, 2018. These debt issuance costs are recorded as a reduction of debt and the debt is accreted using the effective interest method with the amortization recorded in Interest expense, net on the Consolidated and Combined Statements of Income.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the Credit Agreement are guaranteed by the Guarantors and the Company. The Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2018, the Company is in compliance with the covenants under its various credit agreements.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Term Loan. As of December 31, 2018, the outstanding borrowings under the term loan were $416.3 million and the interest rate in effect was 4.1%. During the year ended December 31, 2018, the Company made $22.5 million in quarterly term loan payments.

Revolving Loan. As of December 31, 2018, the outstanding borrowings under the revolving loan were $280.0 million and the interest rate in effect was 4.3%. During the year ended December 31, 2018, the Company borrowed $165.0 million to fund the Acquisition and $30.0 million to fund share repurchases. The Company also made $60.0 million in voluntary revolving loan payments. As of December 31, 2018, the Company was permitted to borrow an additional $170.0 million under the revolving loan. The Company’s borrowings are limited by its net leverage ratio, which was 2.9 to 1.0 as of December 31, 2018.

Interest Rate Swap. The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into the Swap effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement, on a notional amount of $300 million. See Note 2 (Significant Accounting Policies).

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of December 31, 2018.

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. The Company’s contractual payments at December 31, 2018 under then-outstanding long-term debt agreements in each of the next five calendar years are as follows (in thousands):

2019	$28,125
2020	33,750
2021	39,375
2022	595,000
2023	—
Total	$696,250

Note 8. Stockholders Equity

In March 2018, the Company’s Board of Directors authorized a share repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the year ended December 31, 2018, the Company repurchased and subsequently retired 3.8 million shares for $97.2 million.

Note 9. Income Taxes

Tax Cuts and Jobs Act (the “Tax Act”). On December 22, 2017, the U.S. government enacted comprehensive tax legislation, which made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact the Company: (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) enhancing and extending the option to claim accelerated depreciation deductions by allowing full expensing of qualified property through 2022; (3) limiting the deductibility of certain executive compensation; and (4) limiting certain other deductions.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As the result of the Company’s initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax expense of $80.3 million in 2017 related to the revaluation of its net deferred tax liabilities, in accordance with ASC 740. The Company completed its accounting for the income tax effects of the Tax Act in the fourth quarter of 2018, and no material adjustments were required to the provisional amounts initially recorded.

Tax Matters Agreement with TEGNA. On February 3, 2017, the Company entered into a Tax Matters Agreement with TEGNA, which governs the tax relationship between the Company and TEGNA for the tax periods through the May 31, 2017 Separation of the Company from TEGNA. Under this agreement, TEGNA is responsible for all payments of federal and state income tax due with respect to pre-closing tax liabilities. Accordingly, TEGNA prepared all federal, state and local income tax returns for the pre-closing period. Pursuant to the Tax Matters Agreement, TEGNA agreed to indemnify the Company for: (1) all pre-closing taxes, including any pre-closing taxes resulting from any audit, amendment, other change or adjustment, (2) any taxes resulting from a breach by TEGNA of any covenant in the Tax Matters Agreement and (3) any stamp, sales and use, gross receipts, value-added or other transfer taxes imposed on TEGNA on the Separation of the Company from TEGNA, any refund of pre-closing taxes, or other taxes for which TEGNA is responsible are for the benefit of, and will be paid to, TEGNA. The Company agreed to indemnify TEGNA for: (1) all post-closing taxes, (2) any taxes resulting from a breach by the Company of any covenant in the Tax Matters Agreement, (3) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the Separation transaction not being achieved and (4) any stamp, sales and use, gross receipts, value-added or other transfer tax imposed on the Company on the Separation of the Company from TEGNA.

Selected Information Related to Income Taxes. Significant components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$56,114	$122,162	$176,958
Non-U.S.	815	—	—
Income before income taxes	$56,929	$122,162	$176,958

Significant components of the Income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
U.S. federal	$254	$5,966	$1,001
U.S. state and local	953	598	—
Non-U.S.	220	—	—
Total current income tax expense	1,427	6,564	1,001
Deferred
U.S. federal	11,133	(110,361)	(538)
U.S. state and local	5,560	1,516	125
Non-U.S.	—	—	—
Total deferred income tax expense	$16,693	$(108,845)	$(413)
Income tax expense (benefit)	$18,120	$(102,281)	$588

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands):

	Year Ended December 31,
	2018		2017 (1)		2016 (2)
	$	%	$	%	$
Income tax provision at statutory rate	$11,955	21.0%	$42,757	35.0%	$521
Tax effect of pre-Separation earnings	—	—	(16,210)	(13.3)	—
State income taxes, net of federal income tax benefit	2,668	4.7	2,294	1.9	67
Effect of change in apportionment factors (3)	3,467	6.1	—	—	—
Write-off of permanent outside basis difference	—	—	(50,687)	(41.5)	—
Effect of U.S. federal tax rate change	—	—	(80,298)	(65.7)	—
Other, net	30	—	(137)	(0.1)	—
Income tax expense (benefit)	$18,120	31.8%	$(102,281)	(83.7)%	$588

(1)	The income tax benefit for the year ended December 31, 2017 is based upon seven months of Cars.com, LLC activity and twelve months of DealerRater activity.

(2)	As a partnership, Cars.com, LLC generally was not subject to federal and state income tax. Therefore, the income tax benefit is based upon five months of DealerRater post-acquisition activity.

(3)	This item relates to changes in apportionment factors upon the finalization of the post-Spin 2017 state tax returns in the fourth quarter of 2018.

The Company’s effective tax rate for the year ended December 31, 2018 differed from the federal statutory rate of 21%, primarily due to unfavorable changes in the apportionment factors upon the finalization of the post-Spin 2017 state tax returns in the fourth quarter of 2018 and state income tax expenses.

The Company’s effective tax rate for the year ended December 31, 2017 differed from the federal statutory rate of 35%, primarily due to the non-cash income tax benefits of $16 million, $51 million and $80 million related to pre-Separation earnings, of which the payments were the responsibility of TEGNA, the write-off of the permanent outside basis difference resulting from the change in the tax status of the Cars.com, LLC flow-through entity and the reduction in the corporate federal income tax rate, respectively.

Deferred Tax Assets and Liabilities. With the implementation of the post-Separation legal entity structure, the Company was required to record deferred tax assets and liabilities for temporary differences between financial accounting and tax reporting. Accordingly, in 2017, the Company recorded $246 million of net deferred tax liabilities associated with the outside basis difference in the Cars.com, LLC flow-through entity, with the offset recorded in TEGNA’s investment net.

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

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax asset (liability):
Accrued compensation	$4,098	$2,374
Unfavorable contracts liability	4,739	10,794
Other	2,725	3,758
Less: Valuation allowance	—	—
Total deferred tax assets	$11,562	$16,926
Depreciation	$(4,629)	$(4,667)
Intangibles	(183,632)	(156,968)
Other	(1,217)	(1,773)
Total deferred tax liabilities	(189,478)	(163,408)
Net deferred tax liability	$(177,916)	$(146,482)

Uncertain Tax Positions. Significant judgment is required in evaluating tax positions and determining the provision for income taxes, and the Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Unrecognized tax benefits were immaterial as of December 31, 2018. No unrecognized tax benefits were recorded as of December 31, 2017 and 2016.

Cars.com files a consolidated U.S. federal income tax return as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of completion at any given time. Generally, the Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after December 31, 2014.

Note 10. Commitments and Contingencies

Commitments. The Company is obligated as lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a new lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. Total minimum payments throughout the remaining life of the lease are $52.0 million. Rental expense in 2018, 2017 and 2016 was $8.2 million, $7.3 million and $6.8 million, respectively. As of December 31, 2018, Cars.com’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, were as follows (in thousands):

2019	$5,034
2020	4,368
2021	4,013
2022	3,751
2023	3,850
Thereafter	35,118
Total	$56,134

Other contingencies. The Company and its subsidiaries are parties from time to time in legal and administrative proceedings involving matters incidental to its business. These matters, whether pending, threatened or unasserted, if decided adversely to the Company or settled, may result in liabilities material to its financial position, results of operations or cash flows. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Net income	$38,809	$224,443	$176,370
Basic weighted-average common shares outstanding	70,318	71,661	71,588
Effect of dilutive stock-based compensation awards	229	66	—
Diluted weighted-average common shares outstanding	70,547	71,727	71,588
Earnings per share, basic	$0.55	$3.13	$2.46
Earnings per share, diluted	0.55	3.13	2.46

(1)

As of the date of the Separation on May 31, 2017, the total shares outstanding are 71.6 million. For the year ended December 31, 2016, the 71.6 million shares are utilized for the calculation of both basic and diluted earnings per share, as no shared-based awards were outstanding prior to the Separation date. In addition, for the year ended December 31, 2017, the calculation of both basic and diluted earnings per share includes the 71.6 million shares as the shares outstanding during the period of January 1, 2017 through May 31, 2017.

As of December 31, 2018, the Company has two classes of stock which consist of common stock and preferred stock. As of December 31, 2018, the Company has only issued common stock at a par value of $0.01.

Note 12. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18 million common stock shares may be issued under the Omnibus Plan. As of December 31, 2018, there were 15.7 million common stock shares available for future grants. The Company issues new shares of Cars.com common stock for shares delivered under the Omnibus Plan.

Prior to the Separation and distribution from TEGNA, certain Cars.com current and former employees received TEGNA restricted share units based on TEGNA common stock. Due to the spin-off from TEGNA, all outstanding TEGNA restricted share units held by certain Cars.com current and former employees following the Separation were converted into an award denominated in shares of Cars.com common stock, with the number of shares subject to the award adjusted in a manner intended to preserve the aggregate intrinsic value of the original TEGNA restricted share units award as measured immediately before and after the Separation. Stock-based compensation expense relates to awards issued in connection with and after the Separation. Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Stock-based compensation expense	$9,423	$2,627
Income tax benefit related to stock-based compensation expense	1,222	643

Information related to outstanding stock-based compensation awards as of December 31, 2018 is as follows (in thousands):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$14,393	2.7
PSUs	6,133	2.2
ESPP	135	0.3
Total	$20,661	2.5

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSU’s are subject to graded vesting, generally ranging between one and four year and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. RSU activity for the year ended December 31, 2018 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2017	526	$25.48
Granted	522	26.63
Vested and delivered	(159)	25.11
Forfeited	(120)	26.40
Outstanding as of December 31, 2018 (1)	769	$26.20

(1)	The outstanding balance as of December 31, 2018 includes 59,000 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018 and 2017 was $26.63 and $25.84, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2018 and 2017 was $3.7 million and $1.8 million, respectively.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. During the year ended December 31, 2018, the Company granted 780,000 PSUs at a weighted-average grant date fair value of $27.41 per unit. Of the total PSUs granted, 632,000 PSUs were granted to certain employees in connection with the Acquisition and require continued employee service. The percentage of PSUs that shall vest will range from 0% to 150% of the number of PSUs granted based on Dealer Inspire’s future performance related to certain revenue targets over a three-year performance period. These PSUs are subject to graded vesting over three years. The remaining PSUs granted during the year ended December 31, 2018 require continued employee service. The percentage of these PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a two-year performance period. These PSUs are subject to graded vesting over three years.

Employee Stock Purchase Plan. On September 19, 2017, the Company’s Board of Directors approved the Cars.com Employee Stock Purchase Plan (the “ESPP”). Eligible employees may authorize payroll deductions of up to 10% of their base earnings with a maximum of $10,000 per every six-month offering period to purchase Cars.com common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of Cars.com at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2018, 2.9 million shares were available for issuance under the ESPP. For the year ended December 31, 2018, the Company issued 0.1 million shares and recorded $0.4 million of stock-based compensation expense related to the ESPP.

Note 13. Defined Contribution Plan

The Company’s employees are eligible to participate in the Company’s principal defined contribution plan. Participants are eligible on the first day of the quarter following the date of hire after one month of service and are allowed to make tax-deferred contributions up to 100% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company match is 100% of the employee’s contribution up to 3% of the employee’s salary, and thereafter 50% of the employee’s contribution, until the employee’s contributions reach 5% of the employee’s salary. All contributions are immediately fully vested. The Company recorded contributions to its defined contribution plans of $4.4 million, $4.1 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 14. Segment Information

Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

performance. The Company’s CODM is the Cars.com President and Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated and combined financial results.

The Company has one operating and reportable segment that generates revenue through two sales channels (Retail and Wholesale) which are presented on the Consolidated and Combined Statements of Income. The Company did not have any one customer that generated greater than 10% of total revenues in 2018, 2017 or 2016. Substantially all revenues were generated within the U.S. and all long-lived assets are located in the U.S.

Note 15. Related Party

The Company is party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. Related party revenue earned from this agreement was zero, $3.4 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The commercial agreement with TEGNA is effective until 2020.

Prior to the Separation, TEGNA utilized a centralized approach to cash management and the financing of its operations, providing funds to its subsidiaries as needed. These transactions were recorded in “TEGNA’s investment, net” when advanced. Accordingly, none of TEGNA’s cash and cash equivalents were assigned to the Company in TEGNA’s financial statements. Cash and cash equivalents in the Company’s Consolidated and Combined Balance Sheets represent cash held locally by the Company.

Equity in the Consolidated and Combined Balance Sheets represents the accumulated balance of transactions between the Company and TEGNA, the Company’s paid-in-capital and TEGNA’s interest in the Company’s cumulative retained earnings, and are presented within “TEGNA’s investment, net.” The amounts comprising the accumulated balance of transactions between the Company and TEGNA and TEGNA affiliates include (1) the cumulative net assets attributed to the Company by TEGNA and TEGNA affiliates; (2) the cumulative net advances to TEGNA representing the Company’s cumulative funds swept (net of funding provided by TEGNA and TEGNA affiliates to the Company) as part of the centralized cash management program; and (3) certain post-Separation transactions.

Note 16. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
In thousands, except per share amounts	March 31	June 30	September 30	December 31
2018
Revenues	$159,957	$168,512	$169,312	$164,346
Cost of revenues and operations	19,086	22,804	24,034	26,443
Operating income	7,166	24,557	28,331	23,870
Net income	929	12,726	15,797	9,357
Earnings per share, basic	0.01	0.18	0.23	0.14
Earnings per share, diluted	0.01	0.18	0.23	0.14

2017
Revenues	$153,174	$156,624	$159,899	$156,565
Cost of revenues and operations	15,902	15,540	18,176	15,923
Operating income	27,181	28,873	39,374	38,828
Net income	26,888	24,809	20,988	151,758
Earnings per share, basic	0.38	0.35	0.29	2.12
Earnings per share, diluted	0.38	0.35	0.29	2.11

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2018, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

The Company acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing, LLC (the “Acquisition”) in 2018. The post-Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”. Management has excluded Dealer Inspire from the assessment of internal control over financial reporting for the year ended December 31, 2018. Dealer Inspire constitutes 7% of total assets as of December 31, 2018 and 8% of revenues for the year ended December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst and Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018 included herein.

Changes in Internal Control over Financial Reporting

Except as noted above, during the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8., “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the Consolidated and Combined Financial Statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1**	Separation and Distribution Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 2.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

3.2**	Amended and Restated By-Laws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on October 23, 2018, File No. 001-37869).

10.1**	Transition Services Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.1to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.2**	Tax Matters Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.2 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.3**	Employee Matters Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.3 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.4**

Credit Agreement dated as of May 31, 2017 among Cars.com Inc., as Borrower, each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.5**^	Cars.com Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.6**^	Cars.com Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Cars.com Inc.’s 8-K filed on June 5, 2017, File No. 001-37869).

10.7**^

Cars.com, LLC Share Appreciation Rights Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.8**^	Cars.com, LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.9**^	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.10**^	Cars.com Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 2017, File No. 001-37869).

10.11**^	Cars.com Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 201, File No. 001-37869).

10.12**^

Share Appreciation Rights Award Agreement (2016 – 2018 Performance Period), dated as of January 1, 2016, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.10 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.13**^

Share Appreciation Rights Award Agreement (2016 – 2018 Performance Period), dated as of January 1, 2016, between Cars.com, LLC and John Clavadetscher (incorporated by reference to Exhibit 10.11 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.14**^

Restricted Stock Unit Award Agreement, effective as of January 1, 2017, between TEGNA Inc. and Alex Vetter (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

Exhibit Number	Exhibit Description
10.15**^	Form of Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on June 20, 2017, File No. 001-37869).

10.16**^	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 2017, File No. 001-37869).

10.17*^	Form of 2018 Director Restricted Stock Unit Award Agreement

10.18*^	Form of Performance Based Restricted Stock Unit Award Agreement

10.21**^

Employment Agreement, dated as of November 4, 2014, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.13 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.22**^

Letter Agreement, dated as of November 2, 2016, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.23**^

Letter Agreement, dated as of November 21, 2016, between Cars.com, LLC and Becky Sheehan (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.24**^

Letter Agreement, dated as of June 1, 2016, between Cars.com, LLC and John Clavadetscher (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.25**^

Letter Agreement, dated as of September 23, 2016, between Cars.com, LLC and Jim Rogers (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.26*^	Separation Agreement between Cars.com, LLC and John Clavadetscher dated September 13, 2018.

10.27*^	Letter Agreement, dated as of July 9, 2018, between Cars.com, LLC and Doug Miller.

10.28**

Agreement, dated as of March 22, 2018, among Cars.com Inc. and Starboard Value LP and its affiliates (incorporated by reference to Exhibit 10.1 to Cars.com Inc’s Current Report on Form 8-K filed on March 23, 2018, File No. 001-37869).

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Exhibit Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.
^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 28, 2019	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	President and Chief Executive Officer	February 28, 2019
T. Alex Vetter	(Principal Executive Officer)

/s/ Becky A. Sheehan	Chief Financial Officer	February 28, 2019
Becky A. Sheehan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 28, 2019
Scott Forbes

/s/ Jerri DeVard	Director	February 28, 2019
Jerri DeVard

/s/ Jill Greenthal	Director	February 28, 2019
Jill Greenthal

/s/ Thomas Hale	Director	February 28, 2019
Thomas Hale

/s/ Michael Kelly	Director	February 28, 2019
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 28, 2019
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 28, 2019
Greg Revelle

/s/ Bala Subramanian	Director	February 28, 2019
Bala Subramanian

/s/ Bryan Wiener	Director	February 28, 2019
Bryan Wiener

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2018	$2,616	$4,391	$(3,383)	$817	$4,441
2017	3,527	2,452	(4,037)	674	2,616
2016	2,310	4,632	(3,935)	520	3,527