Form 10-K/A
period 2018-12-31
Cars.com Inc.
filed 2019-04-30
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 25, 2019 was 66,626,608.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cars.com Inc. (“Cars.com,” the “Company,” “our,” “us” or “we,” unless the context indicates otherwise) for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2018. At this time, we are filing this Amendment to include the information required by Part III of the Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2018.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, Item 15 of Part IV has been amended solely to include the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.2 and 31.2 hereto. Because financial statements have not been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as expressly set forth herein, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing.

2

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors. Below are summaries of the principal occupation, business experience, background, key skills and qualifications of each of the members of our Board of Directors. The key skills and qualifications are not intended to be an exhaustive list of each director’s skills or contributions to the Board of Directors, but rather the specific skills and qualifications that led to the conclusion that such person should serve as a director of the Company.

Scott Forbes (Chairman)

Director since 2017

Independent

Age: 61

•	Chairman, Rightmove plc; Chairman, Ascential PLC

Through his significant board and leadership experience across online marketplaces, and the travel, real estate and media industries, Scott brings decades of expertise in building online brands, mergers and acquisitions, divestitures, operations, and finance and public company operations as well as leadership in corporate governance practices.

•	Chair, Compensation Committee; Member, Nominating and Corporate Governance Committee
•	Other Public Company Board Service: Chairman, Rightmove plc (2005 – Present), Chairman, Ascential PLC (2016 – Present), Travelport Limited (2016 – Present)
•	Recent Past Public Company Board Service: Director and Chairman of the Board, Chairman of the Compensation Committee Orbitz Worldwide, Inc. (2013 – 2015)

Scott has nearly 40 years of experience in operations, finance, mergers and acquisitions, business integration, and building online brands. Scott has had significant board experience with companies in the online marketing, real estate, travel and media industries. He currently serves as Chairman of Rightmove plc, the UK’s number one online real estate company, and Ascential, a global specialist eCommerce and information business.

He previously served as a Director and the Chairman of Orbitz Worldwide, Inc. from June 2013 until its sale to Expedia Inc. in September 2015. Scott also served as a consultant and director of NetJets Europe, a subsidiary of Berkshire Hathaway, from January 2008 to October 2009. From 1990 to 2005, Scott held several senior level positions at Cendant Corporation and its predecessor HFS Inc., which was a leading global provider of travel and residential real estate services, operating in more than 100 countries. He established Cendant’s international headquarters in March 1999 and was Cendant’s chief executive for Europe, Middle East, Africa and Asia. During his tenure as group managing director, Scott led and participated in over 45 acquisitions and divestiture transactions and had additional portfolio responsibilities for non-travel and non-real estate related companies such as National Car Parks Ltd., Green Flag Limited and Cims. Scott holds a BS in Accounting from Rutgers University.

Jerri DeVard

Director since 2017

Independent

Age: 60

•	Executive Vice President and Chief Customer Officer, Office Depot, Inc.

Through her extensive marketing leadership experience at large global brands, Jerri brings in-depth knowledge of strategic, operational and financial aspects of integrated and online marketing along with expertise in brand management, customer engagement and e-Commerce.

•	Member, Compensation Committee; Nominating and Corporate Governance Committee
•	Other Public Company Board Service: Under Armour, Inc. (2017 – Present)

•	Recent Past Public Company Board Service: The ServiceMaster Company, LLC (2016 – 2018), Belk Inc. (2010 – 2016), Gurwitch Products, LLC (2009 – 2011), Tommy Hilfiger Corporation (2004 – 2006)
•	Recent Past Public Company Advisory Board Service: PepsiCo Inc. (2002 – 2012)

Jerri has more than 30 years of extensive multi-cultural marketing, e-Commerce, brand management and leadership experience at large global brands. Jerri currently serves as the Executive Vice President and Chief Customer Officer of Office Depot, Inc., a global supplier of office products and services, where she leads the e-Commerce and Customer Service functions, as well as Marketing and Communications. She initially joined Office Depot as Executive Vice President and Chief Marketing Officer in September of 2017, shortly before Office Depot acquired CompuCom Systems Inc. as part of its strategic transformation to a broader business services and technology products platform.

From March 2014 until May 2016, Jerri also served as the Vice President and Chief Marketing Officer of The ADT Corporation, a leading provider of home and business security services. She led ADT’s marketing efforts and oversaw all strategic, operational and financial aspects of its integrated marketing programs, which included brand advertising, digital marketing, communications, lead generation, sponsorships and more. From July 2012 to March 2014, Jerri was Principal of DeVard Marketing Group, a firm specializing in advertising, branding, communications and traditional/digital/multicultural marketing strategies. Prior to that, she served as the Executive Vice President and Chief Marketing Officer of Nokia Corporation from January 2011 to June 2012. Additionally, from 1998 until January 2003, she served as Chief Marketing Officer at Citi. Jerri has also held senior marketing roles at Verizon Communications Inc., Revlon Inc., Harrah’s Entertainment, Inc., the NFL’s Minnesota Vikings and the Pillsbury Company. Jerri holds an MBA in Marketing from Atlanta University Graduate School of Business and a BA in Economics from Spelman College, where she served as a member of the board of trustees from 2005 to 2014.

Jill Greenthal

Director since 2017

Independent

Age: 62

•	Senior Advisor, The Blackstone Group L.P.

Through her experience as a leading investment banker and advisor, counseling global technology and media companies as they build and finance their businesses, Jill brings an extensive understanding of the internet, technology and media business as well as corporate finance and mergers and acquisitions.

•	Chair, Nominating and Corporate Governance Committee; Member, Audit Committee
•	Other Public Company Board Service: Flex, Ltd. (2018-Present), Akamai Technologies, Inc. (2007 – Present), Houghton Mifflin Harcourt (2012 – Present)
•	Recent Past Public Company Board Service: TEGNA (2015 – 2017), The Michaels Companies, Inc. (2011 – 2015), Orbitz Worldwide, Inc. (2007 – 2013)

Jill has advised and financed media companies for over 30 years, having worked in all sectors of the business. Since 2007, Jill has been a Senior Advisor in Private Equity at The Blackstone Group L.P., a global asset management firm where she works closely with the global media and technology teams to assist in investments in those sectors. From 2003 until 2007, Jill served as a Senior Managing Director in Blackstone’s M&A group.

Prior to joining Blackstone, Jill was Co-Head of the Global Media Group, a member of the Executive Board of Investment Banking and Co-Head of the Boston Office at Credit Suisse First Boston (CSFB), an investment bank. She was also Co-Head of the Boston office of Donaldson, Lufkin & Jenrette (DLJ), before its acquisition by CSFB. Prior to joining DLJ, she was Head of the Media Group at Lehman Brothers. Jill is also a Trustee of the Dana-Farber Cancer Institute and The James Beard Foundation, and is an Overseer of the Museum of Fine Arts in Boston. Jill holds an MBA from Harvard Business School and a BA in Economics from Simmons College.

Thomas Hale

Director since 2017

Independent

Age: 50

•	President, SurveyMonkey Inc.

With his leadership positions at multiple successful online companies, Tom brings comprehensive experience with web marketplaces, subscription businesses, and product and technology operations, as well as financial expertise and significant management, leadership and operational experience.

•	Member, Audit Committee; Nominating and Corporate Governance Committee
•	Other Public Company Board Service: SurveyMonkey, Inc. (2018 – Present)
•	Recent Past Public Company Board Service: ReachLocal, Inc. (2014 – 2016), Intralinks Holdings, Inc. (2008 – 2017)

Tom is the President of SurveyMonkey, Inc. (Nasdaq: SVMK), the world’s largest online survey company. Before joining SurveyMonkey, he served as the Chief Operating Officer of HomeAway, Inc., an internet marketplace for vacation rentals, where he managed the engineering, product, design and IT/operations teams and led the company through its initial public offering and subsequent acquisition by Expedia. During his tenure at HomeAway, he transformed the company from an advertising venue into a payments-enabled marketplace serving both the peer-to-peer consumer and the business-to-business property manager markets.

Prior to joining HomeAway, Tom served as the Chief Product Officer of Linden Lab, a privately held American internet company, where he redesigned the consumer experience of Second Life, the largest user created 3D virtual world. Prior to that, Tom held several executive positions at Macromedia, where he built out the company’s developer and knowledge worker strategies. Following the acquisition of Macromedia by Adobe Systems Incorporated, Tom was responsible for the Acrobat family of products, including the revamped user experience for Acrobat and integration of the real-time collaboration tool Adobe Connect.

Tom previously served as a member of the board of directors of ReachLocal, Inc., a public business-to-business digital marketing services firm, before its sale to Gannett Company, Inc., and of Intralinks Holdings, Inc., a public global technology provider of enterprise content management solutions, before its sale to Synchronoss Technologies, Inc. Tom holds a BA in History and Literature from Harvard University.

Michael Kelly

Director since 2018

Independent

Age: 61

•	Co-Founder, Kelly Newman Ventures, LLC

As an entrepreneur and media executive, Mike is an expert at delivering quality content to consumers across many different platforms. In addition to his past success in leading traditional and new media companies, he brings a deep knowledge of the digital space and connections with advertisers.

•	Member, Audit Committee; Compensation Committee
•	Recent Past Public Company Board Service: Bankrate (2012 - 2017); MediaMind (2010 – 2011)

Mike is the Co-Founder of Kelly Newman Ventures, LLC, an advisory and investment firm, and has served as its CEO since its formation in September 2016. Previously, he served as the President and CEO of The Weather Channel Companies, a leading weather-focused media and technology company. He devised and led the digital transformation of The Weather Channel, launching its mobile and tablet applications that grew to over 75 million users during his tenure. The total consumer audience almost tripled and market value of the company rose by over $1 billion.

Prior to that, Mike served as the President of AOL Media Networks, a division of Time Warner, Inc. Mike and his team created one of the first data driven digital advertising platforms of scale, acquired and integrated 10 companies ($1.2 billion) and grew revenues from $600 million to $2.2 billion annually. Before AOL, he served as President of the Global Marketing group at Time Warner, and prior to that he was the Founder and CEO of American Town Network, LLC. Mike was also on the launch team and became Publisher of Entertainment Weekly magazine, achieving 30% revenue CAGR for 10 straight years.

Mike has served as an advisor to numerous investment firms, consultants and companies, including Veronis Suhler Stevenson. Mike served on the board and was the compensation committee chair at publicly-traded Bankrate until its sale in 2017.  He also served as the chairman of Unruly Media, a UK tech company that was acquired by NewsCorp in 2015.

He currently serves on the board of directors of Quantcast Corporation, an American technology company that specializes in audience measurement and real-time programmatic advertising, American Town Network, LLC, which operates AmericanTowns.com, a content platform for local businesses and communities, Dianomi, a UK-based financial services marketing company, and on the board of advisors of Celtra Inc., a mobile advertising company. Mike is also on the board of the American Advertising Federation and the board of councilors of the Carter Center in Atlanta and is a founding member of The Kelly Gang.  Mike holds a BA in Political Science from the University of Illinois at Urbana-Champaign.

Donald A. McGovern, Jr.

Director since 2017

Independent

Age: 68

•	Retired Vice Chairman, Global Assurance, PricewaterhouseCoopers LLP (PwC)

Through decades of leadership at PwC and board experience, Don brings wide-ranging operational, financial, accounting, audit, restructuring, divestiture and mergers and acquisitions experience.

•	Chairman, Audit Committee; Member, Compensation Committee
•	Other Public Company Board Service: CRH PLC (2013 – 2019)
•	Private Company Board Service: Neuraltus Pharmaceuticals, Inc. (2014 – Present); eAsic Corporation (2016 – 2018)

Don has deep operational, financial and accounting experience, having retired from PwC in June 2013 following a 39-year career with the firm. During his time at PwC, Don, besides directing the U.S. firm’s services for large public company clients, was managing partner of the NY Metro Assurance practice at the time of the merger of PW and C&L and subsequently, the managing partner of the San Jose Market (Silicon Valley). He had operational responsibility for NY Metro Assurance and for the integration, restructuring and transformation of the practice post-merger. Upon transferring to Silicon Valley in 2001, besides operational responsibility, he restructured the San Jose practice following the dot.com downturn.  In addition, his recent board work with CRH included a significant restructuring of the company in 2014, involving a portfolio review of all component companies, a resulting $800 million impairment charge, a decision to sell $2.5 billion of companies and subsequent acquisition of companies for over $10 billion. In addition, in 2018 CRH embarked on a 300 basis point margin improvement, which is a significant transformational effort with substantial board oversight. In serving large public companies, such as Cisco Systems, Applied Materials and Schlumberger as the lead audit partner, Don gained extensive securities experience related to registration statements, periodic reporting, mergers and acquisitions, restructurings and divestitures and the adoption and implementation of complex accounting standards and other regulatory standards such as SOX 404 reporting. For smaller companies, he was the lead audit partner on over 20 Silicon Valley IPOs and concurring partner on at least 15 other IPOs.

Don finished his career with PwC having served on the PwC Global Leadership Team from 2008 to 2013 as Vice Chairman, Global Assurance, with overall responsibility for the Global Assurance practice (revenue of $14.7 billion for the fiscal year ended June 30, 2013).  Besides positions mentioned previously, he held various other leadership roles at PwC, including lead director of the board of partners and principals of the U.S. firm and a member of PwC’s Global Board. Don is also a member of the American Institute of Certified Public Accountants and is currently licensed in California, Illinois and New York. Don holds an MBA from DePaul University and a BA in History and Political Science from Marquette University.

Greg Revelle

Director since 2017

Independent

Age: 41

•	Chief Marketing Officer, Kohl’s Corp.

With senior leadership experience in marketing at each of Kohl’s, Best Buy and AutoNation, Greg brings expertise in digital transformation, brand positioning, media, customer strategy and traffic generation, as well as sophisticated analytics capabilities and automotive marketing experience.

•	Member, Audit Committee; Compensation Committee
•	Other Board Service: The Advertising Council (2016 – 2017)

Greg is the Senior Executive Vice President and Chief Marketing Officer of Kohl’s Corp., where he is responsible for Kohl’s marketing organization, including the overall marketing strategy, brand and creative, media and personalization, loyalty efforts, customer insights and analytics, corporate communications and philanthropic efforts. Greg leads the company’s focus on driving customer engagement through data-driven personalization, leadership in loyalty, accelerating customer traffic and continuing to build the Kohl’s brand.

Prior to joining Kohl’s, Greg was the Chief Marketing Officer of Best Buy Company, Inc., where he played an important role as member of the turn-around executive team. He led the company’s digital transformation along with redefining Best Buy’s brand positioning and customer strategy, developing sophisticated analytics capabilities, driving significant growth in the company’s loyalty program and enhancing operational efficiency. Prior to Best Buy, Greg served as the Chief Marketing Officer of AutoNation, Inc., where he rebranded the company to consolidate 15 regional brands into one unified national brand, and developed and launched new web and mobile app e-Commerce platforms. He also served as the Vice President of Worldwide Online Marketing at Expedia Inc. and as an investment banker at Credit Suisse. Greg holds an MBA from Harvard Business School and a BA in Finance and Economics from Princeton University.

Bala Subramanian

Director since 2018

Independent

Age: 47

•	Chief Digital Officer, AT&T

From his experience at AT&T, Best Buy and T-Mobile, Bala brings digital, technology and strategy expertise across business development, corporate digital transformation, best-in-class customer experiences, technology team management and investment oversight.

•	Member, Audit Committee; Compensation Committee

Bala is an experienced technology and digital executive with over 16 years of leadership and management experience in digital transformations and building out best-in-class consumer experiences in competitive environments. He is a highly respected executive with a proven track record of building high-powered organizations capable of delivering complex, reliable and highly-scalable solutions. Bala is currently the Chief Digital Officer of AT&T, where he leads efforts to transform the digital experience of customers and employees across all touchpoints – stores, call centers, online and in-home.  In addition, Bala is responsible for the company initiatives to offer multichannel experiences to customers.

From 2017 to 2018, Bala served as the Chief Digital Officer of Best Buy Company, Inc., a specialty retailer of consumer electronics, personal computers, entertainment software and appliances, where he is responsible for Best Buy's Digital Organization, including technology strategy, various growth initiatives and the product teams that support the company’s $6 billion e-Commerce business. Prior to that, Bala served as the Chief Technology Officer of Best Buy from 2012 to 2017. From 2008 to 2012, Bala served as Vice President, Technology Strategy and Enterprise Architecture of T-Mobile USA, Inc., one of the largest providers of wireless voice and data communications services in the United States. He held various leadership and technology strategist roles at T-Mobile from 2000 to 2008, including Senior Director, Systems Engineering & Strategy. During his time at T-Mobile, Bala was responsible for all aspects of architecture and technology strategy for the company. Prior to 2000, Bala held various positions at Omnipoint Communications Services, Inc., Ericsson, Inc. and DSC Communications, Inc.

Bala holds an MBA from The Fuqua School of Business at Duke University, an MS from the University of Oklahoma and a Bachelor of Engineering from University of Madras.

T. Alex Vetter

Director since 2017

President and CEO

Age: 48

•	President and CEO, Cars.com Inc.

As a co-founder of Cars.com and with 20 years of experience at the Company, Alex brings an unparalleled knowledge of our business, as well as critical working relationships with all of our major customers, partners and senior executives.

•	Private Company Board Service: RepairPal, Inc. (2014 – 2018), Media Management Technologies, Inc. (2005 – 2015)

Alex co-founded Cars.com and has served as President and CEO since November 2014. As one of the founding members of Cars.com, Alex has helped shape the Company from its initial concept into the leading digital automotive marketplace, which is recognized as a leader in both the automotive and online advertising spaces. Prior to serving as CEO, Alex served in a number of senior management roles for Cars.com, spanning product development, customer service, training, operations and sales.

From 2006 until 2014, Alex served as Cars.com’s Senior Vice President and Chief Operating Officer, bringing an intimate knowledge of the Company’s business as well as close working relationships with all major Cars.com customers, partners and senior executives. In his roles as Senior Vice President and Chief Operating Officer, Alex envisioned and executed on a strategy to grow Cars.com’s revenue from $200 million to over half a billion in sales across seven distinct sales channels, and successfully scaled the business across diverse client bases ranging from local operators to Fortune 100 companies.

Prior to Cars.com, Alex served as Manager of Business Development of Classified Ventures from 1997 to 1998, and as Business Development Manager of Tribune Interactive/Tribune Media Services from 1996 to 1997. Alex holds a BA in History and Psychology from Providence College.

Bryan Wiener

Director since 2018

Independent

Age: 48

•	Former CEO, Comscore

As a 25-year advertising industry veteran, Bryan specializes in successfully transforming and growing companies in highly-disruptive environments.

•	Member, Compensation Committee; Nominating and Corporate Governance Committee
•	Other Public Company Board Service: Comscore (2017 – 2019)

Bryan joined Comscore as Chief Executive Officer in May 2018 after serving on the company’s board since October 2017. Bryan spearheaded a financial transformation and brought new energy to Comscore via a customer-centric product roadmap and revamped go-to-market strategy.

Prior to Comscore, Bryan served on the board of 360i as its executive chairman from 2014 to 2018. He first served as CEO from 2005 to 2014, where he pioneered a new kind of agency designed to help brands capitalize on change, leveraging deep expertise in data, technology and innovation. Bryan scaled the company from fewer than 40 to more than 1,000 employees worldwide and partnered with some of the largest and most iconic brands in the world. In 2010, 360i’s position as a leader in the new media landscape led the company to be acquired by Dentsu Inc., a global advertising holding company.

From 2014 to 2015, Bryan concurrently served as chairman of Expion, a social content marketing software company, that was successfully acquired by Sysomos. He also previously held a series of senior management positions at public companies including serving as president of global services at the early VoIP software company, Net2Phone, where he led a two-year, $75 million EBITDA turnaround. Prior to Net2Phone, Bryan served as general manager at TheGlobe.com, one of the first-ever social media companies.

Bryan currently serves on the S.I. Newhouse School of Public Communications at Syracuse University, where he was inducted into the world-renowned media and communications school’s hall of fame. Bryan holds an MBA from the Stern School of Business at New York University and a BA from Syracuse University.

Executive Officers. The following biographical information is furnished with regard to our executive officers (except for T. Alex Vetter, whose biographical information appears above under “Directors”) as of April 24, 2019

Becky Sheehan

Chief Financial Officer

Age: 52

Becky has served as our Chief Financial Officer since January 2017. In this role, Becky leads all finance, accounting, treasury and investor relations functions. Prior to joining the Company, Becky served as the Executive Vice President and Chief Financial Officer of FTD Companies, Inc., a floral and gifting online retailer, from November 2013, when it was spun out of United Online, Inc. as an independent public company, through December 2016. From July 2006 through November 2013, Becky served as the Executive Vice President and Chief Financial Officer of FTD Group, Inc. Prior to joining FTD Group, Inc., she had 19 years of experience in public accounting serving as an Audit Partner and a leader of the Chicago Audit Practice with Deloitte & Touche LLP and as an Audit Partner with Arthur Andersen LLP. Becky is a certified public accountant and holds a BA in Accounting from Illinois State University.

James F. Rogers

Chief Legal Officer

Age: 66

Jim has served as our Chief Legal Officer since October 2016. Prior to joining the Company, Jim served as the Senior Vice President and General Counsel for Orbitz Worldwide, Inc., a global online travel company, from August 2012 until November 2015, when Orbitz was sold to Expedia, Inc. Prior to Orbitz, Jim was the Senior Vice President and General Counsel for TLC Vision Corporation, a private equity-backed vision care company, from 2010 until 2012. Before joining TLC Vision Corporation, Jim was a partner with Latham & Watkins LLP. Prior to Latham & Watkins, Jim clerked for the Hon. Ruth Bader Ginsburg and for the Hon. Charles Clark. Jim currently serves as a member of the Board of Directors of The Appleseed Foundation (Chair, Nominating and Governance Committee) and the Active Transportation Alliance, and as President of the Board of Managers of the 55 East Erie Condominium Association, Inc. Jim holds a JD from Columbia Law School, an MPA in Public Affairs from Princeton University and a BA in Economics from Yale University.

Doug Miller

Chief Revenue Officer

Age: 48

Doug Miller is our Chief Revenue Officer, overseeing all of the Company's sales channels. This entails managing and growing strategic relationships with more than 20,000 local automotive dealers and partnerships with national dealer groups and approximately 30 car manufacturers.

Prior to joining the Company, Doug was the CEO of Chatbox, an early stage technology company that created a messaging platform for sales and service teams to chat and exchange structured data with customers, ultimately embedding the technology into the AI-powered chatbots of a Fortune 50 company. He also served as Chief Revenue Officer at online consumer marketplace LivingSocial where he helped grow the company from a small start-up to a global enterprise with nearly $2 billion in sales. Previously, Doug held executive positions at Expedia, Ticketmaster and Citysearch, and he has extensive experience leading large sales and strategy teams as well as integrating acquisitions. In the early days of Cars.com, Doug led a 20-person embedded sales team and worked to author the Company’s original go-to-market strategy. Doug earned his B.A., cum laude, with Departmental Honors and Senior Prize in Sociology, from Hamilton College in Clinton, NY.

Family Relationships. There are no family relationships among any of our directors or executive officers.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to report to the SEC their ownership of our common stock and changes in that ownership. We reviewed copies of reports filed pursuant to Section 16(a) of the Exchange Act. Based solely upon that review, we believe that during 2018, all required filings were timely made in accordance with the requirements of the Exchange Act, except that each of John Clavadetscher, Becky Sheehan, Jim Rogers and Alex Vetter filed his or her Form 4 late on March 5, 2018 for a transaction that took place on January 2, 2018. The Form 4s were filed to report shares of stock withheld for tax withholding in connection with an RSU vesting, reducing the number of shares held by each.

Board Leadership Structure. The roles of Chairman of the Board of Directors and CEO are separate. We believe this structure: (i) promotes balance between the Board of Directors’ independent authority to oversee our business, on the one hand, and the CEO and our management team who manage the business on a day-to-day basis, on the other hand; and (ii) allows the CEO to focus his time and energy on operating and managing the Company and to leverage the experiences and perspectives of the Chairman of the Board of Directors.

The duties of the Chairman of the Board of Directors include:

•	presiding over all meetings of the Board of Directors and all executive sessions of non-management directors;
•

serving as liaison on board-wide issues between the CEO and the non-management directors, although Company policy also provides that all directors shall have direct and complete access to the CEO and other members of senior management at any time as they deem necessary or appropriate, and vice versa;

•	in consultation with the CEO, reviewing and approving agendas and materials for meetings of the Board of Directors;
•	reviewing and approving meeting schedules to assure there is sufficient time for discussion of all agenda items;
•	calling meetings of the non-management directors, if desired; and
•	being available for consultation and direct communication as requested by stockholders.

Our Corporate Governance Guidelines provide that the independent directors meet in regularly scheduled executive sessions without management, which our directors have regularly done.

Committees of the Board of Directors. Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The charter of each committee is available, free of charge, on our Investor Relations website at investor.cars.com under “Governance – Governance Documents.”

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Scott Forbes		Chair	X
Jerri DeVard		X	X
Jill Greenthal	X		Chair
Tom Hale	X		X
Mike Kelly	X	X
Don McGovern	Chair	X
Greg Revelle	X	X
Bala Subramanian	X	X
Alex Vetter
Bryan Wiener		X	X

Audit Committee. The Audit Committee assists our Board of Directors in its oversight of the integrity of our financial statements and the qualifications, independence and performance of our independent auditor. The Audit Committee has discretion to appoint annually our independent auditor, to evaluate its independence and performance and to set clear hiring policies for the independent auditor’s employees or former employees.

The Audit Committee’s responsibilities include the following:

•	the accounting and financial reporting processes of the Company;
•	the integrity of the financial statements of the Company;
•	the independent auditor’s qualifications, performance, compensation and independence;
•	the design, implementation and performance of the Company’s internal audit function;
•	the compliance by the Company with legal and regulatory requirements;
•	reviewing and approving or ratifying related person transactions between us or our subsidiaries and related persons; and
•	Company policies with respect to risk assessment and risk management.

The current members of the Audit Committee are Don (Chair), Jill, Tom, Mike, Greg and Bala, each of whom our Board of Directors has determined to be “independent” under the NYSE corporate governance rules and Rule 10A-3(b)(1)(iv)(A) under the Securities Exchange Act. Our Board of Directors has determined that each member of the Audit Committee meets the NYSE’s financial literacy requirements and that Don qualifies as an “audit committee financial expert” under SEC rules. The Audit Committee met ten times in 2018.

Compensation Committee. The Compensation Committee discharges our Board of Directors’ responsibilities relating to compensation of the Company’s directors, executives, and senior officers and has overall responsibility for the Company’s compensation plans, policies, and programs. The Compensation Committee’s duties and responsibilities include reviewing and approving on an annual basis corporate goals and objectives relevant to compensation of the CEO and other senior officers, including members of the executive team and other officers of the Company.

The current members of the Compensation Committee are Scott (Chair), Jerri, Don, Mike, Greg, Bala, and Bryan. Our Board of Directors has determined that each member of the Compensation Committee meets the independence requirements of the SEC as well as those of the NYSE. The Compensation Committee met six times in 2018.

The Compensation Committee has primary responsibility for administering our Omnibus Incentive Compensation Plan and in that role, is responsible for approving equity grants to the Company’s senior officers. The Compensation Committee has delegated to the Chair of the Compensation Committee (and any other member of the Compensation Committee designated in writing by the Chair of the Compensation Committee, acting together) the authority for approving equity grants to employees with a grant date value of $50,000 or less (inclusive of any other grants to the same individual in a calendar year). This provides flexibility for equity grants to be made to employees below the senior leadership level who are less familiar to the Compensation Committee.

The Compensation Committee also oversees the organization plan and senior officer succession planning in consultation with the nominating and corporate governance committee.

Under its charter, the Compensation Committee may, in its sole discretion, retain or obtain advice of a compensation consultant, independent legal counsel, or other adviser. The Compensation Committee is directly responsible for the appointment, compensation and oversight of any such consultant, counsel or adviser, and the Company shall provide appropriate funding for payment of reasonable compensation to any such consultant, counsel or adviser, as determined by the Compensation Committee. In selecting a consultant, counsel, or adviser, the Compensation Committee evaluates its independence.

During 2018, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its consultant to advise it on executive compensation matters for which Meridian received customary fees. Meridian’s work included providing guidance regarding the treatment of equity compensation awards and related matters. Meridian’s extensive familiarity with the Company’s executive compensation programs in place was a key factor in its retention. After considering factors used by the Compensation Committee to evaluate independence, the Compensation Committee determined that Meridian is an independent compensation consultant in accordance with applicable SEC and NYSE rules.

Meridian participates in Compensation Committee meetings as requested by the Chair of the Compensation Committee and communicates directly with the Chair of the Compensation Committee outside of meetings. Since its retention following the separation from our former parent, TEGNA Inc., Meridian has provided the following services to the Compensation Committee:

•

participated in Compensation Committee executive sessions without management present to assist in analyzing executive compensation practices and trends, the appropriate relationship between pay and performance, and other relevant compensation-related matters;

•	advised regarding market trends and best practices in connection with the adoption of and updates to the Company’s Change-in-Control Severance Plan and Executive Severance Plan;
•	consulted with management and the Compensation Committee regarding market data used as a reference for pay decisions;
•	participated in the design of the Company’s equity award program and recommended policy and plan changes; and
•	advised regarding the Company’s director compensation program.

Compensation Committee Interlocks and Insider Participation.  Scott, Jerri, Don, Mike, and Greg are the members of the Compensation Committee. No Compensation Committee member has ever been an officer or employee of the Company. No executive officer of the Company currently serves, or during the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists our Board of Directors in fulfilling its oversight responsibilities relating to our corporate governance matters, including:

•	assisting the Board of Directors by identifying individuals qualified to become members thereof, consistent with criteria approved by the Board of Directors;
•	advising, educating and making recommendations to the Board of Directors on corporate governance matters;
•	recommending board of director committee appointments and chairs;
•	overseeing executive management succession planning in consultation with the Compensation Committee; and
•	leading the Board of Directors in its annual review of the performance of management and of the Board of Directors itself and its committees.

The current members of the Nominating and Corporate Governance Committee are Jill (Chair), Scott, Jerri, Tom and Bryan, all of whom have been determined by the Board of Directors to be “independent” under the NYSE corporate governance rules. The Nominating and Corporate Governance Committee met six times in 2018.

Availability of Corporate Governance Documents. Our Corporate Governance Guidelines, Code of Conduct, Ethics Reporting Guidelines, and other corporate policies may be viewed on our website at investor.cars.com under

“Governance.” In addition, these documents are available in print to any stockholder who requests them by writing to Investor Relations at the Company’s headquarters.

Director Share Ownership and Retention Policy. Our non-employee directors are subject to minimum share ownership and share retention requirements. Under these requirements, our non-employee directors are expected to hold shares of our common stock with a value of three times the annual cash retainer (the current requirement is $225,000). Our non-employee directors are expected to hold at least 50% of the shares received from Cars.com Inc. as compensation until the stock ownership requirements are met.

Compensation of Non-Employee Directors. Under our outside director compensation program, each of our non-employee directors receives the following for the applicable director compensation year:

•	an annual cash retainer of $75,000, payable quarterly;
•	an annual equity award in the form of restricted stock units (“RSUs”) with a grant date value equal to $150,000, which award will vest on the terms described in the table below; and
•

an additional annual cash retainer fee of $20,000 to committee chairs and an additional annual equity award in the form of RSUs with a grant date value equal to $75,000 to the independent Chairman of the Board of Directors, which award will vest on the terms described below.

Commencing with the 2018 equity awards, non-employee directors have been afforded the option to defer receipt of their awards after their vesting date.

2018 Director Compensation Table.  The following table shows the compensation paid to our non-employee directors for their service on the Board of Directors during the fiscal year ending on December 31, 2018. Alex, our President and CEO, did not receive additional compensation for his service on our Board of Directors. Alex’s compensation is described in the “2018 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Scott Forbes	95,000	225,006	320,006
Jerri DeVard (4)	75,000	150,013	225,013
Jill Greenthal(3)	95,000	150,013	245,013
Thomas Hale(3)	75,000	150,013	225,013
Mike Kelly(4)	46,875	150,013	196,888
Don McGovern(3)	95,000	150,013	245,013
Greg Revelle(4)	75,000	150,013	225,013
Bala Subramanian(3)	75,000	206,273	281,273
Bryan Wiener(3)	46,875	150,013	196,888

(1)

Includes annual cash retainer of $75,000 and an additional annual cash retainer of $20,000 for service as a committee chair, if applicable, paid quarterly. Fees are prorated for Mike and Bryan as they were appointed to the Board on May 18, 2018.

(2)

On May 18, 2018, an annual equity award in the form of 6,143 RSUs was granted to each non-employee director based on a grant date value equal to $150,000. Bala also received 1,893 RSUs based on a grant date value equal to $56,250 in connection with his appointment on the Board. Scott received an additional annual equity award of 3,071 RSUs based on a grant date value equal to $75,000 for serving as the independent chair. Each of these RSUs vests on the earlier of the one-year grant date anniversary or the day before the next annual meeting following the grant date.

(3)

Each of Jill, Tom, Don, Bala and Bryan has elected to defer delivery of the underlying shares of stock once the RSUs vest until the earlier of the third anniversary of the grant date or separation from service on the Board.

(4)	Each of Jerri, Mike and Greg has elected to defer delivery of the underlying shares of stock once his RSUs vest until separation from service on the Board.

Deferred Compensation Plan.  In connection with the separation from our former parent, TEGNA Inc., we adopted the Cars.com Deferred Compensation Plan (the “DCP”), and we, under the DCP, assumed liabilities of TEGNA under its deferred compensation plan relating to Jill, who became a director of Cars.com Inc. Under the DCP, Jill had been given the opportunity to defer all or a portion of her compensation from TEGNA (including cash compensation and equity awards). The amounts Jill deferred were deemed invested in the investment options specified under the plan as designated by her, provided that deferrals of RSUs payable in our common stock are deemed to be invested in our common stock and will be paid in shares of our common stock. Amounts that she elected to defer into the DCP are generally paid at the time and in the form she elected.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis.  The Compensation Committee is committed to the strong alignment of our executive pay programs with our stockholders’ interests, while ensuring we can attract and retain key talent in the organization. In this section, we describe the material components of our executive compensation program for the following individuals who were “Named Executive Officers” (or “NEOs”) of Cars.com Inc. during the fiscal year ended December 31, 2018 (Doug was hired as Chief Revenue Officer on July 31, 2018 and was appointed by our Board of Directors as an executive officer on August 2, 2018 and John’s employment with Cars.com ended on September 17, 2018):

Name	Position with Cars.com Inc..
Alex Vetter	Chief Executive Officer
Becky Sheehan	Chief Financial Officer
Jim Rogers	Chief Legal Officer
Doug Miller	Current Chief Revenue Officer
John Clavadetscher	Former Chief Revenue Officer

The Compensation Discussion and Analysis is organized into four sections:

•	Our Compensation Philosophy
•	Role of the Compensation Committee, Management, Compensation Consultants and Peer Groups
•	Elements of Our Executive Compensation Practices
•	Executive Compensation Policies and Arrangements

Our Compensation Philosophy. Our executive compensation program is designed to attract, motivate, retain and fairly reward highly skilled executives with the business acumen necessary to achieve our long-term business objectives. We pay for performance and design executive compensation programs that reward short- and long-term performance and align the financial interests of executive officers and stockholders. To that end, we believe that compensation packages provided to our executives should include both cash and equity-based components. We evaluate performance and compensation levels to ensure that:

•	We maintain our ability to attract and retain outstanding employees in executive positions
•	Executive compensation remains competitive with the compensation paid to similarly-situated executives at comparable companies
•	Compensation programs are applied in an internally consistent manner

What We Do in Our Compensation Programs

o	Establish, communicate and monitor measurable goals and objectives
o	Review total compensation when making executive compensation decisions
o	Establish maximum award levels for short- and long-term incentive plans
o	Obtain advice of an independent compensation consultant
o	Assess our programs against peer companies and best practices
o	Require executives to pre-clear all stock transactions
o	Avoid incentives that encourage excessive risk
o	Annually assess risk associated with our compensation program
o	Require adherence to our executive stock ownership and holding guidelines
o	Subject incentive compensation of executives to our clawback policy

o	Engage with stockholders regarding perspectives on executive compensation

What We Do Not Do in Our Compensation Programs

o	No tax gross-ups on change in control
o	No single-trigger change in control payments
o	No dividends or dividend equivalents on unearned or unvested share units
o	No hedging transactions or short sales involving Company stock
o	No pledging of Company stock as collateral or depositing or holding Company stock in a margin account
o	No executive perquisite programs

Role of the Compensation Committee, Management, Compensation Consultants and Peer Groups

Role of the Compensation Committee. Our Compensation Committee is responsible for establishing the compensation of the Company’s NEOs and other senior officers.

The Compensation Committee oversees (i) administration of Cars.com’s executive compensation plan, policies and programs, including corporate goals and objectives relating to compensation, incentive plans and equity compensation plans, (ii) approval of grants of equity awards, and (iii) senior officer succession planning.

The Compensation Committee is appointed by the Board of Directors. For the purposes of this Compensation Discussion and Analysis, we refer to the Compensation Committee as the “Committee.”

Role of Executive Officers. Management participates in the review and refinement of our executive compensation program. The CEO meets with the Committee to discuss compensation packages for the executive team and to review the performance of Cars.com and each executive, other than himself, and makes recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards. After considering these recommendations and other considerations discussed below, the Committee determines the annual compensation package for each executive.

Role of Compensation Consultants. In 2018 the Committee retained Meridian, an independent compensation consulting firm, to assist in the review of our compensation plans, the outcomes of our compensation practices and insights into peer group pay practices for positions held by the NEOs.

We also use non-customized survey or other data from compensation consulting firms. A more detailed description of the compensation peer group review and use of survey and other data provided by compensation consultants is included below in the section titled “Role of Peer Groups, Surveys and Benchmarking.”

Stockholder Engagement. We regularly engage with our stockholders on a variety of issues, including discussing their views on executive compensation program.  We are also providing our stockholders with the opportunity to cast an advisory vote in 2019 with respect to the frequency of the say-on-pay vote (“say-on-frequency”). The Committee will consider the outcome of say-on-frequency votes in addition to future votes on compensation (“say-on-pay”) when making future compensation decisions for executive officers.

Role of Peer Groups, Surveys and Benchmarking. We consider multiple sources of data to evaluate the fairness of potential rewards associated with our compensation structures and whether they meet our compensation objectives. We also consider how our compensation practices compare to market practices among relevant companies in terms of size, industry and geography. Among other factors considered are the following, when available, regarding compensation for executives:

•	Data from base salary, incentive and equity compensation surveys that include companies of a similar size, based on market capitalization and revenues;
•

Compensation data for comparable executive officer positions from recent proxy statements and other SEC filings of relevant companies, including direct industry competitors and non-industry companies with which we commonly compete for talent (including both regional and national competitors).

The Committee may consider competitive market compensation of peer group companies but does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data. The Committee strives to incorporate flexibility into the compensation programs and processes to respond to and adjust for its evolving business and the value delivered by the executive officers.

2018 Peer Groups.  For 2018 we used peer group data provided by Meridian in October 2017 to assess alignment and competitiveness of our NEO’s compensation with industry peers regarding pay levels, performance criteria and pay structure and design. This peer group included 20 companies with median annual revenues of $705 million and market capitalization of $1.9 billion. In connection with the Compensation Committee’s approval of executive officer base salary, incentives and equity compensation discussed below in the sections titled “Elements of Our Executive Compensation Practices,” data regarding compensation practices for comparable executive officer positions at the following peer companies were considered:

Executive Officer Peer Group
Groupon, Inc.	Yelp, Inc.
TripAdvisor, Inc.	Grubhub, Inc.
Match Group, Inc.	Gogo, Inc.
Carvana, Inc.	Web.com Group, Inc.
Zillow Group, Inc.	Shutterstock, Inc.
Endurance International Group Holdings, Inc.	Cornerstone OnDemand, Inc.
J2 Global, Inc.	TrueCar, Inc.
LogMeln, Inc.	Pandora Media, Inc.
CoStar Group, Inc.	Bankrate, Inc.
WebMD Health Corp.	Angie’s List, Inc.

Elements of Our Executive Compensation Practices. As described below, the key elements of our compensation package for NEOs are base salary, short-term (annual) cash incentive plan (“STIP”) awards, equity-based awards, and our benefits programs.

Pay Elements	Objective	Benefit to Stockholders
Base Salary	Provides NEOs with competitive level of fixed compensation Reflects individual performance and scope of responsibilities, as well as the competitive market for executive talent	Competitive salaries help us attract and retain talented executives
STIP	Rewards executives for achieving annual company and individual goals	Focused on meeting key short-term business objectives and performance metrics
Equity-Based Awards

Provides both short-term and long-term incentives for NEOs to focus on stockholder value creation

Aligns a portion of their award to financial performance of the Company and achievement of strategic goals

Award value is based on long-term growth of the Company’s stock price Performance-based equity is focused on Company achievement of financial and strategic objectives

Pay Mix, Awards, and Targets. Each executive officer’s compensation has been individually designed to provide a combination of fixed and at-risk compensation that is tied to achievement of the Company’s short- and long-term objectives.

Equity grants represent a significant portion of our executives’ total direct compensation (sum of base salary, STIP and equity-based awards). This helps to align our NEOs’ interests with those of our stockholders. We intend to continue our practice of awarding equity to our executives as it reaffirms our philosophy of paying for performance and aligning compensation directly to long-term value and growth of the Company.

The following shows the weight of each element of compensation relative to target direct compensation for our NEOs, in the aggregate:

In 2018, 82% of aggregate NEO target direct compensation was variable compensation. Of that amount, 21% was in the form of the STIP cash-based award and the remaining 79% was in the form of Long-Term Incentive Plan equity-based awards with multi-year vesting periods. This allocation is intended to encourage our NEOs to focus on both the short-term (annual) and long-term growth of the Company.

Base Salary. We offer base salaries that provide fixed compensation to executives for performance of day-to-day services. Each NEO’s base salary is generally reviewed annually to determine whether an adjustment is warranted.

In determining base salaries for our NEOs, the Committee considers a number of factors, including:

•	The scope of responsibilities, prior experience and qualifications;
•	Past individual performance;
•	Base salary and total compensation relative to other executives in similar positions;
•	Competitive market conditions and market data; and
•	Recommendations of the CEO, other than with respect to his own compensation.

The Committee approved 3% salary increases for our NEOs effective March 1, 2018, which increased their base pay to the amounts indicated in the table below.

Name	2017 Annual Base Salary ($)	2018 Annual Base Salary ($)
Alex Vetter	550,000	566,500
Becky Sheehan	500,000	515,000
Jim Rogers	350,000	360,500
Doug Miller	-	400,000

Short Term Incentive Plan (STIP) Awards. We offer our NEOs the opportunity to earn STIP awards based on achieved performance against Committee approved performance goals. The Committee, in its sole discretion, determines whether and to what extent STIP awards shall be paid to each NEO.

Overview of 2018 STIP Awards. In 2018 our NEOs participated in our STIP program. The Committee set each NEO’s 2018 target STIP award opportunity (expressed as a percentage of base salary) based on a number of factors, including the NEO’s scope of duties and responsibilities, internal pay equity considerations and competitive market conditions and data. The cash payout under this program was based on the following Committee-approved performance factors: (i) the Company Performance Factor (CPF) which related to achieved performance against two equally weighted performance metrics, Adjusted EBITDA and Revenue, and (ii) the Individual Performance Factor (IPF) which related to the Committee’s assessment and consideration of each NEO’s performance given operating and financial results and execution of our strategic goals during 2018.

Based on achieved performance against the two financial metrics, an NEO may earn between 0% and 200% of the NEO’s target STIP opportunity. As described below, the amount earned under the financial metrics is subject to adjustment based on an NEO’s IPF.

The Committee approved Adjusted EBITDA and annual Revenue as the financial metrics because each are key measures used by our management and Board to evaluate operating performance, generate future plans and make strategic decisions regarding the allocation of capital. Adjusted EBITDA is defined as net income (loss) before (i) interest expense (income), net, (ii) income tax expense (benefit), (iii) depreciation, (iv) amortization of intangible assets, (v) stock-based compensation expense, plus certain other items, such as transaction-related costs, costs associated with the stockholder activist campaign, restructuring and other exit costs, costs related to the headquarters move and write-off and impairments of goodwill, intangible assets and other long-lived assets.

Determination of 2018 STIP Awards.  The table below shows target, threshold and maximum goals for each financial metric, 2018 achieved results against these goals and the CPF payout calculation (expressed as a percentage of target STIP opportunity) for each financial metric resulting in an aggregate CPF payout of 49.7%.

Financial Metrics	Goal Weighting	Threshold $	Target $	Maximum $	2018 Results $	Performance Payout %
		25%	100%	200%
Revenue ($ in millions)	50.0%	$640.9	$712.1	$783.3	$662.1	23.7%
Adjusted EBIDTA ($ in millions)	50.0%	$218.9	$243.2	$267.5	$227.6	26.0%

Based on an NEO’s individual performance, the CEO recommends to the Committee (other than for himself) the NEO’s IPF, which may range between 0% to 150%. The Committee determines the CEO’s IPF. For 2018, the Committee determined each NEO’s IPF (including the CEO’s IPF) to be 100% (no adjustment to CPF).

Based on the CPF payout percentage of 49.7% and IPF percentage of 100%, the Compensation Committee approved the following determination of each NEO’s 2018 cash award under the STIP:

Name	2018 Annual STIP Target (%) of Base Salary	2018 Annual STIP Target ($)	2018 CPF %	2018 Individual Performance Factor %	2018 STIP Award ($)
Alex Vetter	110%	620,125	49.7%	100%	308,202
Becky Sheehan	100%	512,500	49.7%	100%	254,712
Jim Rogers	50%	179,375	49.7%	100%	89,149
Doug Miller	110%	183,333	49.7%	100%	91,117

Doug’s 2018 LTIP target value was prorated to reflect his July 31, 2018 hire date.

Long-Term Incentive Plan (LTIP) – Equity Awards. The LTIP is designed to drive achievement of long-term operational and financial goals and increased shareholder value, as well as to encourage retention of key talent over a sustained time period. Target long-term incentive awards are based on a percentage of base salary or a fixed dollar amount. In 2018, the Committee set each NEO’s LTIP target value based on the NEO’s role and responsibilities, internal equity considerations, competitive market conditions and data and target direct compensation.

In the first quarter of 2018, the Committee approved grants of restricted stock units (RSUs) and performance stock units (PSUs) to each NEO. Prior to 2018, the LTIP developed prior to the Company’s spin-off included RSU’s only. Beginning in 2018, each NEO’s LTIP target value was allocated equally between grants of RSUs and PSUs. The number of shares subject to each type of grant was determined by dividing the allocated value of each grant by Cars.com closing share price on the date of grant. We believe RSUs and PSUs each effectively link the interests of our NEOs to our long-term growth objectives.

Doug’s 2018 LTIP target value was prorated to reflect his July 31, 2018 hire date, with this prorated value split evenly between RSUs and PSUs. In addition, Doug received a new-hire award grant comprised entirely of RSUs.

2018 Restricted Stock Units – RSUs. The 2018 RSUs vest ratably over a four-year period. Generally, an NEO must be employed through each vesting date to avoid forfeiting any unvested RSUs. The number of RSUs that vest on each vesting date are settled in a like number of shares of common stock, less shares that may be withheld by the Company for payment of withholding taxes. The following table shows the number of RSUs granted to our NEOs in 2018.

Name	Number of Securities Underlying RSUs Granted in 2018 (#)
Alex Vetter	69,729
Becky Sheehan	33,099
Jim Rogers	11,170
Doug Miller	7,248

2018 Performance Stock Units – PSUs. For 2018, the number of PSUs earned is based on achieved performance over a two-year performance period against two equally weighted performance metrics: Revenue and Adjusted EBITDA. Based on achieved performance against these two performance metrics, an NEO may earn between 0% and 200% of the NEO’s target PSU grant. The number of earned PSUs are settled in a like number of shares of common stock, less shares that may be withheld by the Company for payment of withholding taxes, with 50% settling in March of the year following the completion of the performance period and the other 50% settling three years after the date of grant. The Committee considers this a transition period before a three-year performance period is implemented as policy beginning 2019.

Name	Number of Securities Underlying PSUs Granted in 2018 (at target) (#)
Alex Vetter	63,090
Becky Sheehan	29,947
Jim Rogers	10,106
Doug Miller	3,698

The table below shows target, threshold and maximum goals for each financial metric and the level of payout with respect to each goal (expressed as a percentage of the target number of PSUs granted).

Financial Metrics ($ in Millions)	Goal Weighting	Performance Achievement %
		Threshold $	Target $	Maximum $
Two-Year Cumulative Revenue $	50%	$1,368.8	$1,520.9	$1,673.0
Two-Year Cumulative Adjusted EBITDA $	50%	$466.4	$518.2	$570.0
2018 – 2019 LTIP Payout %		25%	100%	200%

Other Compensation. In addition to the primary elements of compensation (base salary, cash bonuses and equity awards) described above, the NEOs may participate in benefit programs generally available to our employees, including a 401(k) plan that provides for matching contributions up to a stated limit.

Executive Compensation Policies and Arrangements.

Employment Arrangements. Generally, we do not enter into formal employment agreements with our executive officers. However, we do enter into offer letters, as we have with Alex, Becky, Doug and Jim, regarding employment terms and conditions as summarized below.  To minimize the need for unique employment agreements and to establish compensation programs that are market competitive, we have also adopted a Change-in-Control Severance Plan and an Executive Severance Plan as described in the section “Named Executive Officer Compensation – Potential Payments Upon Termination or Change in Control” table below.

Offer Letters with NEOs. On November 2, 2016, Alex entered into an offer letter, which superseded his employment agreement dated November 4, 2014. Under the terms of the offer letter, effective as of the day after the separation from our former parent, Alex’s annual base salary was increased to $550,000 and his target annual bonus was 110% of his base salary.

We entered into offer letters with Becky, Doug and Jim, which provided for annual base salaries of $500,000, $400,000 and $350,000, respectively, and target annual bonuses of 100%, 110% and 50% of annual base salary, respectively, as well as long-term incentive opportunities.

Stock Ownership Guidelines. The Company is committed to fostering a compensation structure that aligns each executive’s interests with those of its stockholders. As a key part of these alignment efforts, the Board of Directors adopted stock ownership guidelines that require each senior executive, including each NEO, to maintain a meaningful level of investment in our common stock. The levels of stock ownership are reviewed by the Nominating and Corporate Governance Committee to evidence compliance with the guidelines. Senior executives are expected to hold shares (at least 50% of the net shares received after shares are withheld by the Company in payment of withholding taxes) received under equity grants until the stock ownership requirements are met. The following table reflects the minimum guideline for the senior officers, including the NEOs, as of December 31, 2018.

Executive	Minimum Guideline Multiple of Base Salary
President and CEO	5x
Chief Financial Officer	2x
Chief Legal Officer, Chief Revenue Officer and other direct reports to the President and CEO	1x

Hedging Policy. Our Insider Trading Policy prohibits employees, including executive officers, and their family members, from engaging in short sales, day-trading or hedging with respect to Company securities. These restrictions are also applicable to hedging transactions through the purchase of financial instruments, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, trading on margin or in margin-related derivatives, or any financial instruments or derivatives or entering into any contracts, warrants or the like for the purpose of hedging price movements in Company securities. Additionally, directors and executive officers may not, directly or indirectly, pledge Cars.com securities as collateral on any debt instrument.

Incentive Compensation Clawback Policy. In March 2019, in line with evolving best practices in corporate governance, the Committee adopted a clawback policy that applies to compensation granted to current and former executives after its adoption. The policy provides that in the event of either (i) a material accounting restatement resulting from material noncompliance with financial reporting requirements, or (ii) misconduct that involves a material violation of law or the Company’s policies resulting in significant harm to the Company, the Committee is authorized to recover any excess incentive compensation that was received by certain employees, including current and former executive officers, taking into account such factors as the Committee deems appropriate.

Tax and Accounting Considerations. Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million per person limit on the amount that public companies may deduct for compensation paid to certain executive officers.  Previously, this limitation did not apply to compensation that met the requirements under Section 162(m) for qualified performance-based compensation. This exemption from Section 162(m)’s deduction limit for certain performance-based compensation has generally been repealed and the group of covered executive officers has been expanded to include the chief financial officer and certain former executive officers.  Therefore, compensation (including performance-based compensation) paid to an executive officer in excess of $1 million in a calendar year generally will not be deductible unless it qualifies for transition relief. Although the Committee considers tax and accounting consequences in making its determination, the Committee designs and administers compensation programs that it believes are in the best interests of us and our stockholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018.

The foregoing report was submitted by the Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Compensation Committee of the Board of Directors

Scott Forbes, Chairman

Jerri DeVard

Michael Kelly

Donald A. McGovern, Jr.

Greg Revelle

Bala Subramanian

Bryan Wiener

Named Executive Officer Compensation

2018 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table for fiscal years 2018, 2017 and 2016 contains compensation information for our NEOs: (i) Alex Vetter, who has served as President and CEO; (ii) Becky Sheehan, who has served as Chief Financial Officer; and (iii) James Rogers, Doug Miller and John Clavadetscher, who were our three other most highly compensated executive officers during the year ended December 31, 2018.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total Compensation
		($)		($) (1)	($)(2)	($)	($)(3)	($) (4)	($)
Alex Vetter	2018	563,750		353,458	3,750,048	—	308,202	11,000	4,986,458
President and CEO	2017	516,667		320,411	3,000,032	—	462,160	10,800	4,310,070
	2016	412,500		284,964	159,996	340,001	300,000	10,200	1,507,661
Becky Sheehan (5)	2018	512,500		—	1,780,057	—	254,712	11,000	2,558,269
Chief Financial Officer	2017	479,486		250,000	2,100,005	—	459,617	833	3,289,941
James Rogers	2018	358,750		—	600,711	—	89,149	11,000	1,059,610
Chief Legal Officer	2017	350,000		—	750,003	—	152,600	10,800	1,263,403
	2016	66,410		—	—	—	23,094	—	89,504
Doug Miller (6)	2018	168,205		—	308,349	—	91,117	—	567,671
Chief Revenue Officer
John Clavadetscher (7)	2018	334,788	(8)	72,414	437,519	—	—	11,000	855,721
Chief Revenue Officer

(1)

For Alex and John, amounts in this column reflect payment under the Cars.com, LLC Long-Term Incentive Plan (the “LTIP”) that vested during the applicable year. Employer contributions to a participant's account under the LTIP were generally subject to a three-year vesting schedule and vested in three equal annual installments on each February 15 following the date the contribution was credited, subject to adjustment for deemed investment return (positive or negative).  Such amounts would also vest upon a termination of employment by the Company without cause or termination by Alex of his own employment for good reason.  No new awards are being granted under the LTIP and the last contribution was credited in January 2015. The amount shown for Becky reflects a signing bonus paid in 2017 when she was hired as our Chief Financial Officer.

(2)

Amounts disclosed in this column represent grants of RSUs and PSUs made under our Omnibus Incentive Compensation Plan. With respect to each RSU and PSU grant, the amounts disclosed reflect the grant date fair value computed in accordance with FASB ASC Topic 718 and not amounts actually paid to, or realized by, the NEOs. For additional information, see Note 12 to the Company's audited consolidated financial statements for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Assuming achievement of the highest level of the performance conditions, the aggregate grant date fair value of the PSUs for 2018 would be as follows: Alex - $3,750,070; Becky - $1,780,050; Jim - $600,701; Doug - $208,345; John - $437,538. John's PSUs were canceled upon termination of employment on September 17, 2018.  For further information on the RSU and PSU grants made in 2018, see the “Grants of Plan-Based Awards in 2018” table below.

(3)

Amounts disclosed in this column for 2018 reflect cash amounts paid under our STIP. For further information, see the section entitled “Compensation Discussion and Analysis— Elements of our Executive Compensation Practices” above.

(4)	Amounts disclosed in this column for 2018 include the Company's 401(k) matching contributions.
(5)	Becky was hired as Chief Financial Officer on January 17, 2017.
(6)	Doug was hired as Chief Revenue Officer on July 31, 2018.
(7)	John's employment with the Company ended on September 17, 2018.
(8)

In 2018 John was added to Cars.com's annual STIP program (having previously received monthly revenue-based commissions).  In order to streamline the transition and ease the impact of an abrupt change to an annual payment, John was paid a monthly amount equal to 1/12th of 50% of his target STIP award amount. Before his termination on September 17, 2018, John was paid a total of $80,000 of such payments, which has been recorded as a portion of his 2018 salary.

GRANTS OF PLAN-BASED AWARDS IN 2018

The following table sets forth information regarding grants of awards made to our NEOs during 2018.

Name	Award Type	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards (1)			Number of Securities Underlying Restricted Stock Units (#)	Grant Date Fair Value of Stock Awards ($)
			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)
Alex Vetter	STIP Bonus		155,031	620,125	1,240,250
	RSU	3/1/2018							69,729	1,875,013
	PSU	3/20/2018				15,773	63,090	126,180		1,875,035
Becky Sheehan	STIP Bonus		128,125	512,500	1,025,000
	RSU	3/1/2018							33,099	890,032
	PSU	3/20/2018				7,487	29,947	59,894		890,025
Jim Rogers	STIP Bonus		44,844	179,375	358,750
	RSU	3/1/2018							11,170	300,361
	PSU	3/20/2018				2,527	10,106	20,212		300,350
Doug Miller (2)	STIP Bonus		45,833	183,333	366,666
	RSU	8/1/2018							7,248	204,176
	PSU	8/1/2018				925	3,698	7,396		104,173
John Clavadetscher	STIP Bonus		65,625	262,500	525,000
	RSU	3/1/2018							8,135	218,750
	PSU	3/20/2018				1,840	7,361	14,722		218,769

(1)

Reflects the potential number of PSUs that may be earned for performance at the threshold, target and maximum levels, respectively. These awards vest to the extent that the Company achieves certain performance measures over the two-year period beginning on January 1, 2018. See “Compensation Discussion and Analysis — Elements of Our Executive Compensation Practices” for more information on the terms of the PSUs.

(2)	Doug's non-equity incentive award threshold, target and maximum were based on Doug's hire date of July 31, 2018.

OUTSTANDING EQUITY AWARDS AT 2018 YEAR-END

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2018.

Name	Grant Date		Number of Securities Underlying Unexercised options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Alex Vetter	1/1/2016	(2)				1,489	32,014
	1/1/2017	(3)	88,773	13.12	12/31/2018
	1/1/2017	(4)				32,528	699,352
	6/9/2017	(5)				43,589	937,164
	3/1/2018	(6)				69,729	1,499,174
	3/20/2018	(7)						63,090	1,356,435
Becky Sheehan	1/1/2017	(4)				45,538	979,067
	3/1/2018	(6)				33,099	711,629
	3/20/2018	(7)						29,947	643,861
Jim Rogers	1/1/2017	(4)				16,264	349,676
	3/1/2018	(6)				11,170	240,155
	3/20/2018	(7)						10,106	217,279
Doug Miller	8/1/2018	(8)				7,248	155,832
	8/1/2018	(7)						3,698	79,507
John Clavadetscher	1/1/2016	(3)				410	8,815
	1/1/2017	(9)				1,356	29,154
	3/21/2017	(9)				226	4,859
	6/9/2017	(10)				1,453	31,240
	3/1/2018	(11)				4,067	87,441

(1)

Reflects the market value of outstanding RSUs and PSUs based on the price per share of common stock of $21.50, the closing market price on December 31, 2018. These amounts do not correspond to the actual value that may be realized by the NEOs. Receipt of any of the value of vesting equity is contingent upon the NEO's continued employment with the Company through each applicable vesting date.

(2)	These are RSUs, 100% of which will vest on December 31, 2019.
(3)

This amount represents SARs with respect to membership units of Cars.com LLC, our operating company, granted under the Cars.com Share Appreciation Rights Plan (the "SAR Plan") prior to the separation from out former parent company TEGNA. SARs have a three-year performance period and awards vest in three equal installments, with one-third of the total award vesting on each anniversary of the beginning of the performance period (January 1, 2017, 2018 and 2019).  The payout after the applicable performance period is based on the number of SARs multiplied by the excess of (a) the fair market value of Cars.com, LLC (as determined pursuant to the SAR Plan, including adjustments made by the SAR Plan administrator) divided by 179,163,000 (the notional number of units of Cars.com, LLC under the SAR Plan) over (b) the base value (exercise price as set forth in the table).  The date listed under the Option Expiration Date reflects the end of the SARs Performance Period after which settlement occurs within 60 days. No payout was made with respect to these SARs.

(4)	These are RSUs, which will vest in two equal installments on each of December 31, 2019 and December 31, 2020.
(5)	These are RSUs, which will vest in three equal installments on each of June 9, 2019, June 9, 2020 and June 9, 2021.
(6)

On March 1, 2019 the following RSUs vested: 17,431 for Alex, 8,274 for Becky and 2,792 for Jim. The remaining units, all of which are RSUs, will vest in three equal installments on each of March 1, 2020, March 1, 2021 and March 1, 2022.

(7)

These are PSUs, which will vest in two equal installments on each of March 15, 2020 and March 15, 2021, subject to attainment of specific performance objectives established for fiscal years 2018 and 2019.

(8)	These are RSUs, which will vest in four equal installments on each of August 1, 2019, August 1, 2020, August 1, 2021 and August 1, 2022.
(9)	These are RSUs, which will vest on December 31, 2019.
(10)	1,453 RSUs will vest on June, 9, 2019.
(11)	2,033 RSUs vested on March 1, 2019; 2,034 will vest on March 1, 2020.

OPTION EXERCISES AND STOCK VESTED IN 2018

The following table sets forth the number of shares of common stock acquired during 2018 by our NEOs upon the vesting of RSUs and the value realized upon such vesting. There were no options outstanding with respect to our NEOs and therefore no options exercised.

Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized On Vesting ($) (2)
Alex Vetter	32,282	782,690
Becky Sheehan	22,769	489,534
Jim Rogers	8,132	174,838
Doug Miller	—	—
John Clavadetscher	3,443	82,888

(1)

Reflects the aggregate number of shares of common stock underlying the RSUs that vested in 2018. No PSUs vested in 2018. Income and related taxes on 1,489 shares that vested for Alex on December 31, 2018 are deferred until expiration of the grant on December 31, 2019.

(2)

Calculated by multiplying (i) the fair market value of common stock on the vesting date, which was determined using the closing price on the NYSE of a share of common stock on the date of vesting or, if such day is a holiday, on the immediately preceding trading day by (ii) the number of shares of common stock acquired upon vesting. Shares of stock were withheld to pay taxes due in connection with the vesting. Of the amount shown for Alex, he received net proceeds of $464,118, which does not include any amount deferred. Of the amount shown for Becky, she received net proceeds of $272,663. Of the amount shown for Jim, he received net proceeds of $123,604. Of the amount shown for John, he received net proceeds of $28,345.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Arrangements

Cars.com Inc. maintains a Change in Control Severance Plan (the “CIC Severance Plan”) and the Cars.com Inc. Executive Severance Plan (the “Executive Severance Plan” and together with the CIC Severance Plan, the “Severance Plans”). There is no duplication of benefits between the Severance Plans, so participants who have a qualifying termination of employment under both Severance Plans receive benefits from the CIC Severance Plan and not from the Executive Severance Plan. Participants in the Severance Plans are generally selected by the Compensation Committee and currently include Alex, Becky, Jim, Doug and certain other key employees.

Under the CIC Severance Plan, a participant who, in connection with a change in control of the Company or within two years following a change in control, experiences an involuntary termination without cause or voluntarily terminates his or her employment for good reason, would receive a lump sum amount equal to the sum of (1) any unpaid base salary and (2) a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination date in an amount equal to the average annual bonus the participant earned with respect to the three fiscal years immediately prior to the fiscal year in which the termination date occurs, prorated for the portion of the fiscal year elapsed prior to the termination date, as well as outplacement benefits. If the annual bonus for the year prior to the date of termination had not yet been paid, the participant would be paid at the time those bonuses are paid to other participants.  Additionally, participants would receive a lump sum cash severance payment equal to the product of (a) a severance multiple and (b) the sum of (1) the participant’s annual base salary at the highest rate of salary during the 12-month period immediately prior to the termination date or, if higher, during the 12-month period immediately prior to the change in control, and (2) the participant’s average annual bonus earned for the three most recent fiscal years for which the participant had been paid (or was eligible for) a bonus preceding the termination (or, if higher, the three fiscal years preceding the change in control). The severance multiple for Alex is 2.0 and 1.5 for each of Becky, Doug and Jim. A participant will also receive an amount equal to the monthly COBRA cost of the participant’s medical and dental coverage in effect as of the date of termination multiplied by 24 for Alex and 18 for each of Becky, Doug and Jim.

The CIC Severance Plan does not provide excise tax gross-ups on payments to participants.

Under the Executive Severance Plan, a participant who experiences an involuntary termination of employment without cause would receive a lump-sum cash severance payment equal to the product of (a) a severance multiple and (b) the sum of the participant’s annual base salary and average annual bonus earned for the three most recent fiscal years for which the participant had been paid (or was eligible for) a bonus preceding the termination. The severance multiple is 1.5 for Alex and 1.0 for each of Becky, Doug and Jim. The participant would also receive a lump sum amount equal to any unpaid base salary and bonus through the date of termination and would be eligible to receive a prorated annual bonus for the portion of the fiscal year elapsed prior to the termination based on actual Company performance and individual performance at target, paid when such payments are made to other participants. (In the event the termination occurs before annual bonuses have been paid for the prior year, the participant would be entitled to receive the annual bonus for that year based on actual performance, paid when such payments are made to other participants.) Additionally, the participant would generally receive 12 months continued vesting under equity awards (18 months for Alex for awards granted on or after November 2, 2016 with his employment agreement providing vesting for earlier grants). A participant would also receive an amount equal to the monthly COBRA cost of the participant’s medical and dental coverage in effect as of the date of termination multiplied by 18 for Alex and 12 for each of Becky, Doug and Jim.

Both the CIC Severance Plan and the Executive Severance Plan provide that severance payments are contingent upon the participant’s execution of a release of claims in favor of the Company and its affiliates and agreeing to (or reaffirming) restrictive covenants in other agreements or providing covenants restricting the participant’s solicitation of employees, disparagement of the Company and its affiliates, and disclosure of confidential information and, in the case of the Executive Severance Plan, restricting the participant’s competition.

In addition, RSUs awarded to Alex, Becky, Doug and Jim provide for pro-rata vesting upon death and disability as well as with respect to retirement for those RSUs converted from TEGNA RSUs. RSUs and PSUs vest (at target for PSUs) upon a change in control if the awards are not continued or assumed in connection with the change in control and vest upon a termination by the Company or its successor without cause or by the NEO for good reason within two years after a change in control if the equity awards are continued or assumed in connection with the change in control.

Under our STIP, if a participant’s employment is terminated involuntarily during a performance year due to death or disability, such participant will be eligible for a prorated portion of his or her bonus, as determined based on actual performance and the number of days completed in the performance year. If a participant’s employment is terminated for any other reason during a performance year, no award shall be payable to such participant in respect of such year.

Summary of Potential Benefits

The following table shows the payments and benefits potentially payable to each of our NEOs other than John (our former Chief Revenue Officer) upon a qualifying termination under the Severance Plans. The employment of the NEOs listed below did not actually terminate on December 31, 2018, and as a result they received none of the amounts shown in the table below. The actual amounts to be paid to our executives in connection with their termination can be determined only at the time and in the circumstances of such termination. In addition to the amounts shown in the table below, each executive is entitled to receive amounts earned during the term of employment regardless of the manner of termination, including accrued but unpaid base salary and other employee benefits to which such NEO was entitled on the date of termination. For purposes of calculating the value of equity acceleration, the December 31, 2018 closing price of $21.50 was used.

Executive	Payment Elements	Qualifying Termination under the CIC Severance Plan ($)		Qualifying Termination under the Executive Severance Plan ($)
Alex Vetter	Salary	1,133,000	(1)	849,750	(1)
	STIP Award	1,199,660	(2)	908,032	(3)
	Restricted Stock Units	3,167,703	(4)	1,756,034	(5)
	Performance Stock Units	1,356,435	(6)	—
	Health Coverage	36,874		27,656
	Outplacement	25,000		25,000
	TOTAL	6,918,672		3,566,472
Becky Sheehan	Salary	772,500	(1)	515,000	(1)
	STIP Award	1,233,907	(2)	748,275	(3)
	Restricted Stock Units	1,690,696	(4)	667,425	(5)
	Performance Stock Units	643,861	(6)	—
	Health Coverage	22,118		14,745
	Outplacement	25,000		25,000
	TOTAL	4,388,082		1,970,445
Jim Rogers	Salary	540,750	(1)	360,500	(1)
	STIP Award	376,300	(2)	239,669	(3)
	Restricted Stock Units	589,831	(4)	234,866	(5)
	Performance Stock Units	217,279	(6)	—
	Health Coverage	6,364		4,243
	Outplacement	25,000		25,000
	TOTAL	1,755,524		864,278
Doug Miller	Salary	600,000	(1)	400,000	(1)
	STIP Award	1,100,000	(2)	531,117	(3)
	Restricted Stock Units	155,832	(4)	38,937	(5)
	Performance Stock Units	79,507	(6)	—
	Health Coverage	21,875		14,584
	Outplacement	25,000		25,000
	TOTAL	1,982,214		1,009,638

(1)	Represents a lump sum payment in an amount equal to the executive's annual base salary times the severance multiple applicable under each termination scenario.
(2)

Represents a lump sum payment in an amount equal to the severance multiple times the three-year average STIP award plus a pro-rated portion of the three-year average bonus based on the number of days served during the year of termination.

(3)

Represents a lump sum payment in an amount equal to the severance multiple times the three-year average STIP award plus a pro-rated portion of the annual bonus based on actual Company performance and on the number of days served during the year of termination.

(4)	Represents the dollar value of 100% accelerated vesting of such individual's service-based RSU awards outstanding as of December 31, 2018.
(5)

Represents the dollar value of continued vesting of time-based RSUs vesting within 18 months (for the CEO) or 12 months of the termination date (for the other NEOs) which is assumed to be December 31, 2018 for the purposes of this chart.

(6)	Represents the dollar value of accelerated vesting of PSUs based on target achievement of performance objective.

In consideration for his long service to Cars.com as well as critical transition assistance he provided to the incoming Chief Revenue Officer, the Separation Agreement entered into between John Clavadetscher and Cars.com provided for the continued vesting of his RSU grants for a period of 18 months after his employment termination on September 17, 2018. The 9,503 RSUs vesting under this arrangement are valued at $204,315 as of December 31, 2018. No other salary or bonus amounts were paid to John in conjunction with his termination.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2018. Our Omnibus Incentive Compensation Plan and Employee Stock Purchase Plan are our only compensation plans pursuant to which our equity securities are authorized for issuance. No options or warrants are outstanding under any of the foregoing plans. We refer to these plans and grants collectively as our Equity Compensation Plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	1,535,877	—	18,687,165
Equity compensation plans not approved by security holders	—	—	—
Total	1,535,877	—	18,687,165
(1)

Includes 1,535,877 RSUs and PSUs issued under our Equity Compensation Plans. RSUs and PSUs may be settled only for shares of our common stock on a one-for-one basis. The number included for PSUs reflects units awarded at target. Assuming maximum payout for PSU grants that have not completed the required performance period, the number of securities to be issued would increase by 450,330. Please see the “Compensation Discussion and Analysis” section for further information regarding our PSUs, including the performance metrics applicable to such awards. Excludes rights outstanding under our ESPP.

(2)	Consists of 15,744,740 shares reserved for issuance under our Omnibus Incentive Compensation Plan and 2,942,425 shares reserved for issuance under our ESPP.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Directors, Named Executive Officers and Executive Officers. The following table and accompanying footnotes set forth information as of April 25, 2019 with respect to the beneficial ownership of (i) each of our directors, (ii) each of our NEOs and (iii) all of our executive officers and directors, as a group. The percentage of beneficial ownership for the following table is based on 66,626,608 shares of Common Stock were outstanding as of April 25, 2019.

Unless otherwise noted, the address for each beneficial owner listed below is: c/o Cars.com Inc., 300 S. Riverside Plaza, Suite 1000, Chicago, Illinois 60606.

Name of Beneficial Owner	No. of Shares Beneficially Owned		No. of Vested Stock Units		Percentage of Shares Beneficially Owned
Directors:
Jerri DeVard	—		11,955	(1)	*
Scott Forbes	17,489	(2)	16,467	(3)	*
Jill Greenthal	1,824		12,693	(4)	*
Thomas Hale	—		11,955	(5)	*
Michael Kelly	435		6,143	(6)	*
Donald A. McGovern Jr.	—		11,955	(5)	*
Greg Revelle	—		11,955	(1)	*
Bala Subramanian	—		8,036	(7)	*
Bryan Wiener	526		6,143	(8)	*
Named Executive Officers:
Alex Vetter	60,943	(9)	4,466	(10)	*
Becky Sheehan	33,651		—	(11)	*
Jim Rogers	13,114		—	(12)	*
Doug Miller	—		—	(13)	*
John Clavadetscher	7,602	(14)	—	(15)	*
All directors and current executive officers as a group (13 persons)	127,982		101,768		0.19%

*Less than one percent.
(1)

Represents shares of our common stock underlying (i) 5,812 vested RSUs and (ii) 6,143 RSUs that are vesting within 60 days with delivery of shares, in each case, deferred to termination of service from our Board of Directors.

(2)	Includes shares of our common stock underlying 9,214 RSUs shares that are vesting within 60 days.
(3)

Represents shares of our common stock underlying (i) 12,593 vested RSUs with delivery of shares deferred to termination of service from our Board of Directors and (ii) 3,874 RSUs that vest within 60 days with delivery of shares deferred to termination of service from our Board of Directors. Does not include 3,875 RSUs that have not yet vested.

(4)

Represents shares of our common stock underlying (i) 2,207 vested RSUs with delivery of shares deferred to termination of service from our Board of Directors, (ii) 4,343 vested RSUs with delivery of shares deferred to October 2019 and (iii) 6,143 RSUs that are vesting within 60 days with delivery of shares deferred to either (x) the earlier of termination of service from our Board of Directors or (y) May 18, 2021.

(5)

Represents shares of our common stock underlying (i) 5,812 vested RSUs with delivery of shares deferred to termination of service from our Board of Directors and (ii) 6,143 RSUs that are vesting within 60 days with delivery of shares, in each case, deferred to either (x) the earlier of termination of service from our Board of Directors or (y) May 18, 2021.

(6)	Represents shares of our common stock underlying 6,143 RSUs that are vesting within 60 days with delivery of shares deferred to termination of service from our Board of Directors.
(7)

Represents shares of our common stock underlying (i) 1,893 vested RSUs with delivery of shares deferred to the earlier of (x) termination of service from our Board of Directors or (y) March 20, 2021 and (ii) 6,143 RSUs that are vesting within 60 days with delivery deferred to either (x) the earlier of termination of service from our Board of Directors or (y) May 18, 2021.

(8)

Represents shares of our common stock underlying 6,143 RSUs that are vesting within 60 days with delivery of shares deferred to either (x) the earlier of termination of service from our Board of Directors or (y) May 18, 2021.

(9)	Includes shares of our common stock underlying 14,530 RSUs shares that are vesting within 60 days (does not include any share withholding for taxes).
(10)

Represents shares of our common stock underlying 4,466 vested RSUs that will be delivered upon the earlier to occur of (x) termination of employment, (y) change in control of Cars.com or (z) 12/31/2019. Alex holds an aggregate amount of 177,822 RSUs and 156,762 PSUs (based on target achievement) that will not have vested within 60 days.

(11)	Becky holds an aggregate amount of 92,340 RSUs and 83,148 PSUs (based on target achievement) that will not have vested within 60 days.
(12)	Jim holds an aggregate amount of 34,398 RSUs and 19,862 PSUs (based on target achievement) that will not have vested within 60 days.
(13)	Doug holds an aggregate amount of 24,318 RSUs and 20,768 PSUs (based on target achievement) that will not have vested within 60 days.
(14)	Includes shares of our common stock underlying 1,453 RSUs that are vesting within 60 days (does not include any share withholding for taxes).
(15)	John holds an aggregate amount of 4,026 RSUs that will not have vested within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Agreements with TEGNA. On May 31, 2017, the Company completed the legal and structural separation of the digital automotive marketplace business from its former parent, TEGNA, and became an independent public company (the “separation”). Following the separation, Cars.com and TEGNA operate separately, each as an independent public company. Prior to the separation, we entered into a separation and distribution agreement with TEGNA. In connection with the separation, we also entered into various other agreements to effect the separation and provide a framework for our relationship with TEGNA after the separation, including a transition services agreement, a tax matters agreement and an employee matters agreement. Each of these agreements is summarized below, which summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are filed as exhibits with, and incorporated by reference into, our registration statement on Form 10, filed with the SEC on May 4, 2017.

In addition to the agreements entered into in connection with the separation, we continued to be party to an affiliation agreement with five local television stations owned by TEGNA in four markets with substantially similar terms to those affiliate agreements we had in place with the group of media organizations that formerly owned Classified Ventures, LLC, our predecessor and a content distribution agreement, whereby we granted TEGNA an exclusive, royalty-free license to distribute certain 90 second video segments in the Cars.com “Driving Smart” series in markets served by TEGNA broadcast television stations and certain websites, smartphone, tablet and internet television applications and other digital products. In January 2018 we transitioned one market owned by two television stations to our direct sales channel. We do not believe that the agreements with TEGNA are material to our business.

Separation and Distribution Agreement. The separation and distribution agreement identified the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of Cars.com and TEGNA as part of the separation. Specifically, the separation and distribution agreement provided that we would make a cash transfer of $650 million to TEGNA or one or more of its wholly owned subsidiaries, and that TEGNA would distribute to its stockholders that held TEGNA common stock as of the record date for the distribution all of the issued and outstanding shares of our common stock on a pro rata basis (the “distribution”). The separation and distribution agreement also governed other matters, including access to financial and other information, confidentiality, access to and provision of records and the treatment of outstanding guarantees and similar credit support.

Transition Services Agreement. Pursuant to the transition services agreement, TEGNA and its subsidiaries provided certain services to us on an interim, transitional basis. These services included tax, human resource and risk management consulting services, and certain other short-term services to complete a limited number of ongoing analysis projects. The agreed upon charges for such services generally allowed TEGNA to recover all costs and expenses of providing such services, and such charges are not material to us or TEGNA.

Tax Matters Agreement. The tax matters agreement governs our and TEGNA’s respective rights, responsibilities, and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect of tax matters. If a failure of the distribution to qualify as a tax-free transaction for U.S. federal income tax purposes is attributable to our action or inaction or TEGNA’s action or inaction, as the case may be, or any event (or series of events) involving our or TEGNA’s assets or stock, the resulting liability will be borne in full by us or TEGNA, respectively.

Our obligations under the tax matters agreement are not limited in amount or subject to any cap. Further, even if we are not responsible for tax liabilities of TEGNA and its subsidiaries under the tax matters agreement, we nonetheless could be liable under applicable tax law for such liabilities if TEGNA were to fail to pay them. If we are required to pay any liabilities under the circumstances set forth in the tax matters agreement or pursuant to applicable tax law, the amounts may be significant.

The tax matters agreement also contains restrictions on our ability to take actions that could cause the distribution and related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, including entering into, approving, or allowing any transaction that results in a sale or other disposition of a substantial portion of our assets or stock and the liquidation or dissolution of our Company and certain of our subsidiaries. Until two years after the distribution, unless we obtain a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes and such letter ruling or opinion, as the case may be, is acceptable to TEGNA or TEGNA waives our obligation to obtain such ruling or opinion, we are prohibited from:

•	entering into any transaction resulting in the acquisition of all or a portion of our stock or assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;
•	issuing equity securities beyond certain thresholds;
•	repurchasing our capital stock beyond certain thresholds; and
•	ceasing to actively conduct our business.

Notwithstanding receipt of a ruling or opinion described above, in the event that such action causes the distribution or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we will continue to remain responsible for taxes arising therefrom.

Employee Matters Agreement.  The employee matters agreement allocates liabilities and responsibilities to us and TEGNA relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

Transactions with Related Persons.  We have adopted a related person transaction policy to provide a framework for evaluation of potential transactions involving the Company with a value in excess of $120,000 in any year in which any director, director nominee, executive officer or beneficial owner of more than 5% of our outstanding common stock, or any of their respective immediate family members, has or had a direct or indirect interest, other than as a director or less than 10% owner of an entity involved in the transaction. Under this policy, the Chief Legal Officer must advise the Audit Committee of any related person transaction of which he or she becomes aware. The Audit Committee must then either approve or reject the transaction in accordance with the terms of the policy. In the course of making this determination, the Audit Committee will consider all relevant information available to it and, as appropriate, take into consideration:

•	the size of the transaction and the amount payable to the related person;
•	the nature of the interest of the related person in the transaction;
•	whether the transaction may involve a conflict of interest;
•	the purpose, and the potential benefits to the Company, of the transaction;
•	whether the transaction was undertaken in the ordinary course of business; and
•

whether the transaction involved the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

We were a wholly owned subsidiary of TEGNA prior to the separation, and the Audit Committee did not approve the transactions described above under “Agreements with TEGNA.”

Director Independence.  Our Board of Directors’ categorical standards of director independence are consistent with NYSE listing standards and are available in the Company’s Corporate Governance Guidelines on our website at investor.cars.com under “Governance – Governance Documents.” Our Board of Directors has determined that all nine non-executive directors (Scott, Jerri, Jill, Tom, Mike, Don, Greg, Bala and Bryan) meet these standards and are independent directors for purposes of the NYSE listing standards. Our Board of Directors does not consider Alex, our Chief Executive Officer, to be independent. All current members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent.

Item 14.  Principal Accounting Fees and Services.

The Audit Committee has appointed Ernst & Young LLP, an independent registered public accounting firm, as the independent certified public accountants to audit the accounts of the Company and its subsidiaries for the fiscal year that began on January 1, 2019. Our Board of Directors is seeking stockholder ratification of this appointment at the Annual Meeting. Our Amended and Restated Bylaws do not require that stockholders ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm. However, we are seeking ratification because we believe it is a good corporate governance practice.

Ernst & Young LLP is a member of the SEC Practice Section of the American Institute of Certified Public Accountants. A representative of Ernst & Young LLP will be present at the Annual Meeting and will have an opportunity to make a statement if he or she desires. He or she will be available to answer appropriate questions.

Fees of Independent Registered Public Accounting Firm. The following table sets forth aggregate fees billed or expected to be billed for services rendered by Ernst & Young LLP for fiscal year 2018, inclusive of out of pocket expenses.

Type of Fees	FY 2018 ($ in thousands)
Audit Fees(1)	1,517
Audit-Related Fees(2)	48
Tax Fees	—
All Other Fees	—
Total	1,565

(1)

Audit fees include: fees rendered in connection with the annual audit of the Company’s consolidated and combined financial statements; reviews of the Company’s unaudited condensed consolidated and combined interim financial statements; consultations and other current matters.

(2)	Consultations on future matters including the adoption of Accounting Standards Codification 842, “Leases” and STIP agreed-upon procedures.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm. The Audit Committee has established a policy for pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Each year, the Audit Committee approves the terms on which the independent registered public accounting firm is engaged for the ensuing fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K/A and is incorporated herein by this reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: April 30, 2019	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer