Form 10-Q
period 2019-03-31
Cars.com Inc.
filed 2019-05-10
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CARS	New York Stock Exchange

As of April 30, 2019, the registrant had 66,626,608 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,340	$25,463
Accounts receivable, net	95,592	108,921
Prepaid expenses	7,417	9,264
Other current assets	9,523	10,289
Total current assets	140,872	153,937
Property and equipment, net	40,548	41,482
Goodwill	885,049	884,449
Intangible assets, net	1,486,318	1,510,410
Investments and other assets	27,479	10,271
Total assets	$2,580,266	$2,600,549
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,131	$11,631
Accrued compensation	12,746	16,821
Unfavorable contracts liability	12,585	18,885
Current portion of long-term debt	29,667	26,853
Other accrued liabilities	52,827	36,520
Total current liabilities	119,956	110,710
Noncurrent liabilities:
Long-term debt	652,178	665,306
Deferred tax liability	175,346	177,916
Other noncurrent liabilities	40,116	19,694
Total noncurrent liabilities	867,640	862,916
Total liabilities	987,596	973,626
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 67,455 and 68,262 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	675	683
Additional paid-in capital	1,510,057	1,508,001
Retained earnings	89,217	118,239
Accumulated other comprehensive loss	(7,279)	—
Total stockholders' equity	1,592,670	1,626,923
Total liabilities and stockholders' equity	$2,580,266	$2,600,549

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Retail	$139,338	$132,343
Wholesale	14,860	27,614
Total revenues	154,198	159,957
Operating expenses:
Cost of revenues and operations	25,579	17,985
Product and technology	17,863	17,908
Marketing and sales	60,343	65,407
General and administrative	23,888	24,270
Affiliate revenue share	2,454	3,283
Depreciation and amortization	28,125	23,938
Total operating expenses	158,252	152,791
Operating (expense) income	(4,054)	7,166
Nonoperating (expense) income:
Interest expense, net	(7,566)	(5,957)
Other income (expense), net	119	(16)
Total nonoperating expense, net	(7,447)	(5,973)
(Loss) income before income taxes	(11,501)	1,193
Income tax (benefit) expense	(2,470)	264
Net (loss) income	$(9,031)	$929
Weighted-average common shares outstanding:
Basic	67,584	71,952
Diluted	67,584	72,122
(Loss) earnings per share:
Basic	$(0.13)	$0.01
Diluted	(0.13)	0.01

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(9,031)	—	(9,031)
Other comprehensive loss, net	—	—	—	—	—	—	(7,279)	(7,279)
Repurchases of common stock	—	—	(881)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(744)	—	—	(743)
Stock-based compensation expense	—	—	—	—	2,981	—	—	2,981
Transactions with TEGNA, net (1)	—	—	12	—	(181)	—	—	(181)
Balance at March 31, 2019	—	$—	67,455	$675	$1,510,057	$89,217	$(7,279)	$1,592,670

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$1,679,128
Net income	—	—	—	—	—	929	929
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(618)	—	(617)
Stock-based compensation expense	—	—	—	—	1,600	—	1,600
Transactions with TEGNA, net (1)	—	—	175	2	(2,685)	—	(2,683)
Balance at March 31, 2018	—	$—	71,865	$719	$1,500,127	$177,511	$1,678,357

(1)

As a result of the Separation, certain stock-based awards previously granted by TEGNA to its employees were converted into stock of both TEGNA and Cars.com. The Company is responsible for any employee payroll taxes related to awards settled in Cars.com common stock for which stock was withheld for payroll tax purposes.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net (loss) income	$(9,031)	$929
Other comprehensive loss, net of tax:
Interest rate swap	(7,279)	—
Total other comprehensive loss	(7,279)	—
Comprehensive (loss) income	$(16,310)	$929

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(9,031)	$929
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation	4,033	2,761
Amortization of intangible assets	24,092	21,177
Amortization of unfavorable contracts liability	(6,300)	(6,300)
Stock-based compensation expense	2,981	1,600
Deferred income taxes	(2,570)	160
Provision for doubtful accounts	1,055	995
Amortization of debt issuance costs	311	317
Other, net	(9)	129
Changes in operating assets and liabilities
Accounts receivable	12,274	3,208
Prepaid expenses	1,847	(5,691)
Other current assets	886	(1,027)
Other assets	(17,208)	643
Accounts payable	574	518
Accrued compensation	(4,075)	(5,148)
Other accrued liabilities	14,087	13,839
Other noncurrent liabilities	15,442	(1,449)
Net cash provided by operating activities	38,389	26,661
Cash flows from investing activities:
Purchase of property and equipment	(3,363)	(2,513)
Payment for Acquisition, net	—	(156,968)
Other, net	(600)	—
Net cash used in investing activities	(3,963)	(159,481)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	165,000
Payments of long-term debt	(10,625)	(40,625)
Stock-based compensation plans, net	(743)	(617)
Repurchases of common stock	(20,000)	—
Transactions with TEGNA, net	(181)	—
Net cash (used in) provided by financing activities	(31,549)	123,758
Net increase (decrease) in cash and cash equivalents	2,877	(9,062)
Cash and cash equivalents at beginning of period	25,463	20,563
Cash and cash equivalents at end of period	$28,340	$11,501
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$38	$293
Cash paid for interest	7,413	5,552

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business. Cars.com is a leading two-sided digital automotive marketplace that connects car shoppers with sellers and manufacturers (“OEM”s), empowering shoppers with the resources and information to make informed buying decisions. The Company’s portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com. Dealer Inspire and DealerRater provide digital solutions for car dealers, including cutting-edge dealer websites, technology and reputation management solutions that improve automotive selling for local dealerships and national OEM brands. In a rapidly changing market, Cars.com enables dealerships and OEMs with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

Company History. In May 2017, the Company separated from its former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). On May 31, 2017, the Company made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of the Company’s common stock. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

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

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K dated February 28, 2019 (the “December 31, 2018 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2018 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

Use of Estimates. The preparation of the accompanying Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of Cars.com Inc. and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Reclassifications. Historically, certain costs related to severance, transformation and other exit costs; costs associated with the stockholder activist campaign; transaction-related costs and the write-off of long-lived assets were reflected in various operating expense line items in the Consolidated Statements of (Loss) Income. Beginning on January 1, 2019, these costs are reflected within General and administrative expenses. Therefore, certain prior year balances have been reclassified to conform to the current year presentation and are summarized as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Adjustments	As Adjusted
Cost of revenues and operations	$19,086	$(1,101)	$17,985
Product and technology	22,333	(4,425)	17,908
Marketing and sales	66,035	(628)	65,407
General and administrative	18,116	6,154	24,270
Affiliate revenue share	3,283	—	3,283
Depreciation and amortization	23,938	—	23,938
Total operating expenses	$152,791	$—	$152,791

NOTE 2. Recent Accounting Pronouncements

Cloud Computing Arrangements. In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The new guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating this new guidance and does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this new guidance, the Company will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for the Company on January 1, 2020 and will be adopted using a modified retrospective approach. The Company is currently evaluating this new guidance and does not expect it to have a material impact on its Consolidated Financial Statements and related disclosures.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. The new guidance requires a lessee to recognize a liability to make lease payments (the “lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and did not recast the comparative periods presented in the Consolidated Financial Statements upon adoption. The Company elected the ‘package of practical expedients’ and did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify and did not recognize right-of-use assets or lease liabilities for those leases. The Company’s lease agreements are principally related to real estate. The adoption of ASU 2016-02 resulted in the recognition of operating lease assets of $18.2 million and $35.0 million in operating lease liabilities on its Consolidated Balance Sheets. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. There was no material impact to its Consolidated Statements of (Loss) Income and Consolidated Statements of Cash Flows. For further information, see Note 11 (Leases).

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 3. Revenues

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended March 31,
Sales channel	2019	2018
Direct	$115,094	$101,478
National advertising	20,295	26,818
Other	3,949	4,047
Retail	139,338	132,343
Wholesale	14,860	27,614
Total revenues	$154,198	$159,957

Major products and services
Subscription advertising and digital solutions	$121,314	$123,777
Display advertising	22,289	26,023
Pay per lead	7,934	7,556
Other	2,661	2,601
Total revenues	$154,198	$159,957

NOTE 4. Debt

As of March 31, 2019, the Company is in compliance with the covenants under its credit agreement.

Term Loan. As of March 31, 2019, the outstanding principal amount under the Term Loan was $410.6 million and the interest rate in effect was 4.3%, including the impact of the interest rate swap discussed in Note 5 (Interest Rate Swap). During the three months ended March 31, 2019, the Company made $5.6 million in mandatory quarterly Term Loan payments.

Revolving Loan. As of March 31, 2019, the outstanding borrowings under the Revolving Loan were $275.0 million and the interest rate in effect was 4.1%. During the three months ended March 31, 2019, the Company made $5.0 million in voluntary Revolving Loan payments. As of March 31, 2019, $175.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its net leverage ratio, which is calculated in accordance with the credit agreement and was 3.0 to 1.0 as of March 31, 2019.

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of March 31, 2019.

NOTE 5. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement, on a notional amount of $300 million. The Swap is designated as a cash flow hedge of interest rate risk. As of March 31, 2019, the fair value of the Swap was an unrealized loss of $7.3 million, of which $2.3 million and $5.0 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the three months ended March 31, 2019, $0.3 million was reclassified from Accumulated other comprehensive (loss) into Interest expense, net.

NOTE 6. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of Cars.com by TEGNA, the Company entered into affiliate agreements with the former owners of Cars.com (Belo Corporation (“Belo”), The McClatchy Company (“McClatchy”), tronc, inc. (“tronc”), and the Washington Post). Under the affiliate agreements, affiliates have the exclusive right to sell and price Cars.com’s products in their local territories, paying Cars.com a wholesale rate for the Cars.com product. The Company charges the affiliates 60% of the corresponding

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Cars.com retail rate for products sold to affiliate dealers and recognizes revenue generated from these agreements as Wholesale revenues in the Consolidated Statements of (Loss) Income. The Unfavorable contracts liability was established as a result of these unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014. The Unfavorable contracts liability is being amortized on a straight-line basis over the five year contract period.

Prior to the affiliate conversions discussed below, the Company recognized $25.2 million of Wholesale revenues with a corresponding reduction of the Unfavorable contracts liability on an annual basis. As of March 31, 2019 and December 31, 2018, the Unfavorable contracts liability was $12.6 million and $18.9 million, respectively, and is recorded in Current liabilities on the Consolidated Balance Sheets.

The Company has amended three of its affiliate agreements (McClatchy, tronc, and the Washington Post) and as a result, now has a direct relationship with these dealer customers and recognizes the revenue associated with converted dealers as Retail revenues, rather than Wholesale revenues, in the Consolidated Statements of (Loss) Income. In addition, as part of the recent changes in the structure of the affiliate agreements, McClatchy, tronc and the Washington Post have agreed to perform certain marketing support and transition services through December 31, 2019, March 31, 2020 and October 1, 2019, respectively. The fees the Company pays associated with the amended affiliate agreements are recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of (Loss) Income.

The Company no longer records the amortization of the Unfavorable contracts liability associated with the converted markets to revenues as the Company now recognizes this direct revenue at retail rates. The amortization of the Unfavorable contracts liability is now recorded as a reduction of Affiliate revenue share expense within Operating expenses in the Consolidated Statements of (Loss) Income.

Therefore, during the three months ended March 31, 2019, the Company recorded $5.8 million as a reduction to Affiliate revenue share expense, rather than Wholesale revenues, in the Consolidated Statements of (Loss) Income. The reduction to Affiliate revenue share expense was partially offset by the fees associated with the marketing support and transition services.

The Company’s Unfavorable contracts liability activity for the three months ended March 31, 2019 is as follows (in thousands):

Balance at December 31, 2018	$18,885
Amortization into Wholesale revenues (1)	(466)
Amortization into Affiliate revenue share expense (2)	(5,834)
Balance at March 31, 2019	$12,585

(1)	Amount represents the amortization of the Unfavorable contracts liability related to the remaining affiliate agreement (Belo) into Wholesale revenues in the Consolidated Statements of (Loss) Income.

(2)

Amount represents the amortization of the Unfavorable contracts liability related to the converted McClatchy, tronc and Washington Post affiliate agreements into Affiliate revenue share expense in the Consolidated Statements of (Loss) Income.

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

NOTE 8. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the three months ended March 31, 2019, the Company repurchased and subsequently retired 0.9 million shares for $20.0 million. There was no stock repurchase activity during the three months ended March 31, 2018.

NOTE 9. Stock-Based Compensation

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. During the three months ended March 31, 2019, the Company granted 207,000 PSUs at a weighted average grant date fair value of $24.02 per unit. These PSUs require continued employee service. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the three-year performance period.

Restricted Stock Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. These RSU’s are subject to graded vesting, generally ranging between one and three years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. During the three months ended March 31, 2019, the Company granted 477,000 RSUs at a weighted-average grant-date fair value of $24.02 per unit.

NOTE 10. (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing Net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted (Loss) earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. The computation of (loss) earnings per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(9,031)	$929
Basic weighted-average common shares outstanding	67,584	71,952
Effect of dilutive stock-based compensation awards (1)	—	170
Diluted weighted-average common shares outstanding	67,584	72,122
(Loss) earnings per share, basic	$(0.13)	$0.01
(Loss) earnings per share, diluted	(0.13)	0.01

(1)

There were 0.3 million potential common shares excluded from diluted weighted-average shares outstanding for the three months ended March 31, 2019, as their inclusion would have had an anti-dilutive effect.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 11. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. As of March 31, 2019, Cars.com’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, were as follows (in thousands):

Remaining nine months of 2019	$2,735
2020	4,368
2021	4,014
2022	3,751
2023	3,850
Thereafter	35,117
Total minimum lease payments	53,835
Less: Imputed interest (1)	(19,411)
Present value of the minimum lease payments	34,424
Less: Current maturities of lease obligations	(1,494)
Long-term lease obligations	$32,930

(1)

The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available from the Company’s lessors. Therefore, in order to discount lease payments to present value, the Company has estimated its incremental borrowing rate based on information available at either the lease transition date (for those leases that commenced prior to January 1, 2019) or the lease commencement date (for those leases that commenced after January 1, 2019).

As of March 31, 2019, the Company’s operating lease assets and liabilities were $17.9 million and $34.4 million, respectively. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. Other information related to the Company’s operating leases for the three months ended March 31, 2019 is as follows (in thousands, except percentage):

Income statement information:
Operating lease cost	$958
Short-term lease cost	381
Variable lease cost	994
Total lease cost	$2,333

Other information:
Cash paid for operating leases	$1,224
Weighted-average remaining lease term (in months)	139
Weighted-average discount rate	7.4%

Note About Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning our business strategies, strategic alternatives review process, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements.  These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

•

We compete with other consumer automotive websites and mobile apps and other digital content providers for share of automotive-related digital advertising spend and may be unable to maintain or grow our base of advertising customers or increase our revenue from existing advertisers.

•	We may face difficulties in transitioning to a full-service solutions provider that helps automotive brands and dealers create enduring customer relationships.
•	We rely on third-party service providers for many aspects of our business, including automobile pricing and other data, and any failure to maintain these relationships could harm our business.
•	We rely on in-house content creation and development to drive traffic to the Cars.com sites and mobile apps.
•

We rely in part on Internet search engines and ‘mobile app download stores’ to drive traffic to the Cars.com sites and mobile apps. If the Cars.com sites and mobile apps fail to appear prominently in these search results, traffic to the Cars.com sites and mobile apps would decline and our business would be materially and adversely affected.

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

•

If our mobile apps do not continue to meet consumer demands or we are unable to successfully monetize our mobile advertising solutions, our business, results of operations and financial condition may be materially and adversely affected.

•

Dealer closures or consolidation among dealers or OEMs could reduce demand for, and the pricing of, our marketing solutions and advertising on our sites and mobile apps, thereby leading to decreased earnings.

•	If growth in the online and mobile automotive advertising market stagnates or declines, our business, results of operations and financial condition could be materially and adversely affected.
•	Our ability to generate wholesale advertising revenues depends, in part, on the performance of third parties who sell our solutions pursuant to affiliation agreements.
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

•	Our historical and pro forma financial information for periods prior to the Separation from our former parent may not be a reliable indicator of our future results.
•	There could be significant liability if the distribution is determined to be a taxable transaction.
•	We may be unable to engage in certain corporate transactions after the Separation because such transactions could jeopardize the intended tax-free status of the distribution.
•	Our debt agreements contain restrictions that may limit our flexibility in operating our business.
•	Increases in interest rates could increase interest payable under our variable rate indebtedness.
•

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

•	We do not expect to pay any cash dividends for the foreseeable future.
•	Your percentage of ownership in the Company may be diluted in the future.
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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019  All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Note About Forward-Looking Information” in this Quarterly Report on Form 10-Q. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “Cars.com,” “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

Cars.com is a leading two-sided digital automotive marketplace that connects car shoppers with sellers and original equipment manufacturers (“OEM”s), empowering shoppers with the resources and information to make informed buying decisions. Our portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com. Dealer Inspire and DealerRater provide digital solutions for car dealers, including cutting-edge dealer websites, technology and reputation management solutions that improve automotive selling for local dealerships and national OEM brands. In a rapidly changing market, Cars.com enables dealerships and OEMs with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

In May 2017, we separated from our former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

In the time since Cars.com became an independent company, we have developed and commenced a new, ongoing multi-year business strategy to better support sustainable long-term growth and market leadership. We are making strides to transform from a listings business to an online media and digital solutions platform that is well-positioned to lead in the online automotive retail sector. In 2018 and 2019, we accomplished many product, technology, sales and go-to-market changes designed to underpin a strategy aimed at achieving sustainable market leadership during a dynamic period in the automobile and automotive-advertising sectors.

In conjunction with our digital solutions strategy, in February 2018, we acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “Acquisition”). The post-Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”. The results of operations for the three months ended March 31, 2018 includes Dealer Inspire’s financial results for the post-Acquisition period of February 21, 2018 through March 31, 2018.

Overview of Results

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018
Revenues	$154,198	$159,957
Net (loss) income (1) (2)	(9,031)	929
Retail revenues as % of total revenues	90%	83%
Wholesale revenues as % of total revenues	10%	17%

(1)

The net loss for the three months ended March 31, 2019 is primarily attributed to a decrease in national advertising revenues, higher depreciation and amortization expense due to the full quarter’s impact related to the Acquisition, and additional amortization resulting from the reduction of the useful lives of certain assets related to the Technology Transformation.

(2)

During the three months ended March 31, 2019, we recognized $6.5 million related to severance, transformation and other exit costs; $2.7 million in costs associated with stockholder activist campaign; and $2.0 million in transaction-related costs. During the three months ended March 31, 2018, we recognized $0.5 million related to severance, transformation and other exit costs; $3.8 million in costs associated with stockholder activist campaign; and $10.1 million in transaction-related costs.

2019 Highlights

Technology Transformation. In February 2019, we announced a restructuring of the product and technology teams (the “Technology Transformation”). This restructuring is primarily focused on shifting our technology spend towards innovation to improve our speed of product delivery, to enable integration across current and future systems, and to migrate our systems to the cloud. In connection with the Technology Transformation, we have aligned our product and technology teams with our long-term growth strategy to expand beyond listings to a digital solutions marketplace. As part of this process, we have streamlined the existing teams as we modernize our technology platform and invest in a more efficient cloud-based infrastructure focused on machine learning, product innovation and growth. Further, we expect to achieve cost efficiencies upon completion of the Technology Transformation.

Strategic Alternatives to Enhance Shareholder Value. In January 2019, we announced that we have been conducting a process to explore strategic alternatives to enhance shareholder value. At the September 28, 2018 meeting, the Board of Directors authorized management and its external advisors to initiate such a process and we have since been considering a broad range of strategic alternatives, including a potential sale of the Company. There can be no assurance that the strategic alternatives review process will result in a sale of the Company or other strategic change or outcome. We have not set a timetable for the conclusion of our review of strategic alternatives, and we do not intend to comment further unless and until the Board of Directors has approved a specific course of action or we otherwise determined that further disclosure is appropriate or required by law.

Sales Transformation. In December 2018, we restructured the sales team (the “Sales Transformation”), which reorganized the sales force into teams designed to provide the full range of enhanced services to current customers and a more tailored structure to win new customers. These changes reflect the expansion of our business beyond car listings to include value-added digital solutions such as innovations from Dealer Inspire and DealerRater. The Sales Transformation also reflects a realignment of territories following the conversion of the majority of the affiliate agreements.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including: unique visitors, average revenue per dealer and dealer customer and consumer satisfaction statistics.

Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended March 31,
	2019	2018	% Change
Traffic (Visits)	132,474,000	113,416,000	17%
Average Monthly Unique Visitors	22,408,000	19,352,000	16%

Information regarding our Dealer Customers and Direct Monthly Average Revenue Per Dealer is as follows:

	March 31, 2019	March 31, 2018	% Change	December 31, 2018	% Change
Dealer Customers (1)	19,300	20,474	(6)%	19,921	(3)%
Direct Monthly Average Revenue Per Dealer (2)	$2,225	$2,036	9%	$2,139	4%

(1)	Beginning June 30, 2018, this key operating metric includes Dealer Inspire customers.

(2)	Beginning in the first quarter of 2019, this key operating metric includes revenues from dealer websites and related digital solutions from Dealer Inspire.

Traffic (Visits). Traffic is critical to our business. Traffic to the Cars.com network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is defined as the number of visits to Cars.com desktop and mobile properties (responsive sites and mobile apps), using Adobe Analytics. Visits refers to the number of times visitors accessed Cars.com properties during the period, no matter how many visitors make up those visits. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers.

The growth in Traffic was driven by increases in both organic and paid traffic. Mobile traffic accounted for 71% and 65% of total Traffic for the three months ended March 31, 2019 and 2018, respectively.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors and consumer traffic to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars.com property on an individual device/browser combination, or installs one of our mobile apps on an individual device. If an individual accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts towards the number of UVs. We measure UVs using Adobe Analytics.

The growth in UVs was driven by increases in both organic and paid traffic.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Beginning June 30, 2018, this key operating metric includes Dealer Inspire customers.

Total Dealer Customers declined 3% from December 31, 2018. Dealer Customers decreased primarily due to higher cancellations of marketplace customers, offset in part by growth in Dealer Inspire only customers.

Total Dealer Customers declined 6% from March 31, 2018. Dealer Customers decreased primarily due to higher cancellations of marketplace customers, offset in part by incremental customers from the Acquisition and continued growth of Dealer Inspire only customers.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our products. We define ARPD as Direct retail revenue during the period divided by the average number of direct Dealer Customers during the same period. Beginning the first quarter of 2019, this key operating metric includes revenue from dealer websites and related digital solutions. ARPD prior to the first quarter of 2019 has not been recast to include Dealer Inspire as it would be impracticable to do so.

ARPD increased 4% from December 31, 2018, primarily driven by the addition of Dealer Inspire revenues. Excluding the impact of Dealer Inspire revenues, ARPD would have decreased 2%, primarily due to higher cancellations and reduced spend from marketplace customers.

ARPD increased 9% from March 31, 2018, primarily driven by the addition of Dealer Inspire revenues and the favorable impact of the increase in large dealers in larger markets that we now control. Direct ARPD excluding revenues from dealer websites and related digital solutions from Dealer Inspire was $2,102, up 3% from the prior year.

Factors Affecting Our Performance. Our business is impacted by the larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising solutions. We have recently observed softness in new car sales in the United States and reduced dealer profitability, which has impacted OEMs’ and dealerships’ willingness to shift and/or increase spend with automotive marketplaces like Cars.com. Our success will depend in part on our ability to transform our business toward digital solutions that complement our media offerings, and our continued integration of Dealer Inspire will be an important driver of our success. We are adapting our go-to-market sales and technology infrastructure, as described in the Sales and Technology Transformations discussions above, to support the execution of our strategy. To continue driving more value to our customers in the form of highly qualified car shoppers, we plan to increase investment~~s~~ in product and marketing. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of car shoppers and innovative solutions will deliver value to our customers.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,		Increase
(In thousands, except percentages)	2019	2018	(Decrease)	% Change
Revenues:
Direct	$115,094	$101,478	$13,616	13%
National advertising	20,295	26,818	(6,523)	(24)%
Other	3,949	4,047	(98)	(2)%
Retail	139,338	132,343	6,995	5%
Wholesale	14,860	27,614	(12,754)	(46)%
Total revenues	154,198	159,957	(5,759)	(4)%
Operating expenses:
Cost of revenues and operations	25,579	17,985	7,594	42%
Product and technology	17,863	17,908	(45)	0%
Marketing and sales	60,343	65,407	(5,064)	(8)%
General and administrative	23,888	24,270	(382)	(2)%
Affiliate revenue share	2,454	3,283	(829)	(25)%
Depreciation and amortization	28,125	23,938	4,187	17%
Total operating expenses	158,252	152,791	5,461	4%
Operating income	(4,054)	7,166	(11,220)	(157)%
Nonoperating (expense) income:
Interest expense, net	(7,566)	(5,957)	(1,609)	27%
Other income (expense), net	119	(16)	135	***%
Total nonoperating expense, net	(7,447)	(5,973)	(1,474)	25%
(Loss) income before income taxes	(11,501)	1,193	(12,694)	***%
Income tax (benefit) expense	(2,470)	264	(2,734)	***%
Net (loss) income	$(9,031)	$929	$(9,960)	***%

*** Not meaningful

Retail Revenues—Direct. Direct revenues consists of marketplace and digital solutions sold to Dealer Customers. Direct revenues is our largest revenue stream, representing 74.6% and 63.4% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Direct revenues grew by $13.6 million, or 13%, compared to the prior year. During 2018, we amended our affiliate agreements with The McClatchy Company (“McClatchy”), tronc, Inc. (“tronc”) and the Washington Post to convert all of these affiliate markets prior to the expiration dates of the original affiliate agreements. During the three months ended March 31, 2019, the affiliate market conversions contributed an incremental $13.2 million to Direct revenues measured at the month of each of the conversions, while reducing Wholesale revenues by $11.4 million (of which $2.8 million relates to the Unfavorable contracts liability amortization). A full quarter’s impact of Dealer Inspire’s business contributed an incremental $11.5 million to Direct revenues. Excluding the affiliate market conversions and Dealer Inspire, Direct revenues decreased $11.1 million, or 14%, compared to the prior year, primarily due to a 12% decline in Direct Dealer Customers. Direct Dealer Customers decreased 3% from December 31, 2018. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Retail Revenues—National Advertising. National advertising revenues consists of display advertising and other solutions sold to OEMs and advertising agencies. National advertising revenues represent 13.2% and 16.8% of total revenues for the three months ended March 31, 2019 and 2018, respectively. National advertising revenue declined 24%, as OEMs reduced their upfront commitments and we experienced a lower close rate on new sales to these customers. These declines are occurring as OEMs have reduced or shifted their spending during the quarter.

Wholesale Revenues. Wholesale revenues represent the fees we charge for marketplace and digital solutions sold to dealers by affiliates. The fees represent approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenues represent 9.6% and 17.3% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Wholesale revenues decreased 46% primarily due to affiliate market conversions from Wholesale revenues ($11.4 million, which includes $2.8 million of Unfavorable contracts liability amortization) to direct revenues ($13.2 million). In addition, excluding the affiliate market conversions, Wholesale revenues was impacted by a 9% decline in Dealer Customers. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenues and operations. Cost of revenues and operations primarily consist of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenues and operations represents 16.6% and 11.2% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Cost of revenues and operations increased, primarily due to higher third-party costs, principally related to new product offerings, and incremental compensation costs associated with the full quarter’s impact of Dealer Inspire’s business.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports the Cars.com products and website. Product and technology expenses include compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses represent 11.6% and 11.2% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Product and technology expenses were flat, as the full quarter’s impact of Dealer Inspire’s business was offset by cost efficiencies.

Marketing and sales. Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine marketing and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales support and sales teams. Marketing and sales expenses represent 39.1% and 40.9% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Marketing and sales decreased, primarily due to lower compensation costs as a result of the Sales Transformation and cost efficiencies associated with trade events. These costs were partially offset by the full quarter’s impact of Dealer Inspire’s business and an increase in performance marketing.

General and administrative. General and administrative expenses primarily consist of compensation costs for the finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets. General and administrative expenses represent 15.5% and 15.2% of total revenues for the three months ended March 31, 2019 and 2018, respectively. General and administrative expenses decreased $0.4 million and 2% versus the prior year. During the three months ended March 31, 2019, we recognized $6.5 million related to severance, transformation and other exit costs; $2.7 million in costs associated with stockholder activist campaign and $2.0 million in transaction-related costs. During the three months ended March 31, 2018, we recognized $0.5 million related to severance, transformation and other exit costs; $3.8 million in costs associated with stockholder activist campaign; and $10.1 million in transaction-related costs. Excluding these costs, general and administrative expenses increased $2.8 million and 29% versus the prior year, primarily due to the full quarter’s impact of Dealer Inspire’s business and increased stock based compensation.

Affiliate revenue share. Affiliate revenue share expense primarily represents payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expense decreased 25%, as the amortization of the Unfavorable contracts liability related to the converted affiliate markets is now recorded as a reduction of Affiliate revenue share expense, rather than Wholesale revenues. This decline was partially offset by higher costs associated with the early conversions of the McClatchy, tronc and Washington Post markets. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 17%, primarily due to the full quarter’s impact of the Acquisition and additional amortization resulting from the reduction of the useful lives of certain assets related to the Technology Transformation.

Interest expense, net. Interest expense increased due to the full quarter’s interest related to the borrowing utilized to fund the Acquisition, as well as additional interest expense associated with the interest rate swap. For information related to our Term and Revolving Loans and interest rate swap, see Note 4 (Debt) and Note 5 (Interest Rate Swap), respectively, to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive operating cash flows in 2019 and 2018 which, along with our Term and Revolving Loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we may raise additional funds through other public or private debt or equity financings. The tax matters agreement that we entered into with TEGNA prior to the Separation included restrictions that may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders, or that might increase the value of our business. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. As of March 31, 2019, cash and cash equivalents were $28.3 million.

Term Loan and Revolving Loan. As of March 31, 2019, the outstanding principal amount under the Term Loan was $410.6 million, with an interest rate of 4.3%, including the impact of the interest rate swap. The outstanding borrowings under the Revolving Loan were $275.0 million, with an interest rate of 4.1%. During the three months ended March 31, 2019, we made $5.0 million in voluntary revolving loan payments and $5.6 million in mandatory Term Loan payments. As of March 31, 2019, $175.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our net leverage ratio, which is calculated in accordance with our credit agreement, and was 3.0 to 1.0 as of March 31, 2019.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under our Term Loan, we entered into an interest rate swap agreement (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300 million. As of March 31, 2019, the fair value of the Swap was an unrealized loss of $7.3 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other liabilities on the Consolidated Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated comprehensive (loss) income until reclassed to Interest expense, net in the same period the hedge transaction impacts earnings.

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock over a two year period. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. During the three months ended March 31, 2019, we repurchased and subsequently retired 0.9 million shares for $20.0 million. There was no stock repurchase activity during the three months ended March 31, 2018.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$38,389	$26,661	$11,728
Investing activities	(3,963)	(159,481)	155,518
Financing activities	(31,549)	123,758	(155,307)
Net change in cash and cash equivalents	$2,877	$(9,062)	$11,939

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2018 was unfavorably impacted by the cash settlement of DI’s unvested equity awards. In addition, the increase in cash provided by operating activities for the three months ended March 31, 2019 benefited from changes in operating assets and liabilities, partially offset by lower net income.

Investing Activities. The decrease in cash used in investing activities is primarily due to the Acquisition in February 2018.

Financing Activities. During the three months ended March 31, 2018, cash provided by financing activities is primarily due to net revolving loan borrowings of $130.0 million related to the Acquisition in February 2018. During the three months ended March 31, 2019, financing activities primarily related to $20.0 million in share repurchases and $10.6 million of loan repayments, of which $5.0 million was voluntarily paid. For information related to our Term and Revolving Loans, see Note 4 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Polices) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2019, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. For information related to recent accounting pronouncements, see Note 2 (Recent Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. Our exposures to market risk have not changed materially since December 31, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, which could materially affect our business, financial condition, results of operations and future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
January 1 through January 31, 2019	881,096	$22.70	881,096	$82,810
February 1 through February 28, 2019	—	—	—	82,810
March 1 through March 31, 2019	—	—	—	82,810
Total	881,096		881,096

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

(3)	The amounts presented represent the remaining Board of Directors’ authorized value to be spent after each month's repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1*^ 10.2*^ 31.1*

Cars.com Inc. Executive Severance Plan

Cars.com Inc. Change in Control Severance Plan

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
^	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: May 10, 2019	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer