Form 10-Q
period 2019-06-30
Cars.com Inc.
filed 2019-08-05
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 66,671,855 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,539	$25,463
Accounts receivable, net	95,197	108,921
Prepaid expenses	7,916	9,264
Other current assets	192	10,289
Total current assets	112,844	153,937
Property and equipment, net	40,981	41,482
Goodwill	885,049	884,449
Intangible assets, net	1,461,697	1,510,410
Investments and other assets	26,821	10,271
Total assets	$2,527,392	$2,600,549
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,466	$11,631
Accrued compensation	10,590	16,821
Unfavorable contracts liability	6,285	18,885
Current portion of long-term debt	32,495	26,853
Other accrued liabilities	49,682	36,520
Total current liabilities	112,518	110,710
Noncurrent liabilities:
Long-term debt	644,046	665,306
Deferred tax liability	159,656	177,916
Other noncurrent liabilities	42,024	19,694
Total noncurrent liabilities	845,726	862,916
Total liabilities	958,244	973,626
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,672 and 68,262 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	667	683
Additional paid-in capital	1,513,852	1,508,001
Retained earnings	63,200	118,239
Accumulated other comprehensive loss	(8,571)	—
Total stockholders' equity	1,569,148	1,626,923
Total liabilities and stockholders' equity	$2,527,392	$2,600,549

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Retail	$134,110	$146,858	$273,448	$279,201
Wholesale	14,097	21,654	28,957	49,268
Total revenue	148,207	168,512	302,405	328,469
Operating expenses:
Cost of revenue and operations	24,319	22,500	49,898	40,485
Product and technology	15,339	17,691	33,202	35,599
Marketing and sales	53,740	58,936	114,083	124,343
General and administrative	21,963	14,303	45,851	38,573
Affiliate revenue share	2,176	3,813	4,630	7,096
Depreciation and amortization	29,666	26,712	57,791	50,650
Total operating expenses	147,203	143,955	305,455	296,746
Operating income (loss)	1,004	24,557	(3,050)	31,723
Nonoperating (expense) income:
Interest expense, net	(7,711)	(7,343)	(15,277)	(13,300)
Other income, net	9	27	128	11
Total nonoperating expense, net	(7,702)	(7,316)	(15,149)	(13,289)
(Loss) income before income taxes	(6,698)	17,241	(18,199)	18,434
Income tax (benefit) expense	(672)	4,515	(3,142)	4,779
Net (loss) income	$(6,026)	$12,726	$(15,057)	$13,655
Weighted-average common shares outstanding:
Basic	66,779	71,119	67,181	71,531
Diluted	66,779	71,330	67,181	71,721
(Loss) earnings per share:
Basic	$(0.09)	$0.18	$(0.22)	$0.19
Diluted	(0.09)	0.18	(0.22)	0.19

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(9,031)	—	(9,031)
Other comprehensive loss, net	—	—	—	—	—	—	(7,279)	(7,279)
Repurchases of common stock	—	—	(881)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(744)	—	—	(743)
Stock-based compensation expense	—	—	—	—	2,981	—	—	2,981
Transactions with TEGNA, net (1)	—	—	12	—	(181)	—	—	(181)
Balance at March 31, 2019	—	$—	67,455	$675	$1,510,057	$89,217	$(7,279)	$1,592,670
Net loss	—	—	—	—	—	(6,026)	—	(6,026)
Other comprehensive loss, net	—	—	—	—	—	—	(1,292)	(1,292)
Repurchases of common stock	—	—	(869)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	84	1	447	—	—	448
Stock-based compensation expense	—	—	—	—	3,348	—	—	3,348
Transactions with TEGNA, net (1)	—	—	2	—	—	—	—	—
Balance at June 30, 2019	—	$—	66,672	$667	$1,513,852	$63,200	$(8,571)	$1,569,148

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$—	$1,679,128
Net income	—	—	—	—	—	929	—	929
Repurchases of common stock	—	—	—	—	—	—	—	—
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(618)	—	—	(617)
Stock-based compensation expense	—	—	—	—	1,600	—	—	1,600
Transactions with TEGNA, net (1)	—	—	175	2	(2,685)	—	—	(2,683)
Balance at March 31, 2018	—	$—	71,865	$719	$1,500,127	$177,511	$—	$1,678,357
Net income	—	—	—	—	—	12,726	—	12,726
Repurchases of common stock	—	—	(2,013)	(20)	—	(49,980)	—	(50,000)
Shares issued in connection with stock-based compensation plans, net	—	—	21	—	142	—	—	142
Stock-based compensation expense	—	—	—	—	2,876	—	—	2,876
Transactions with TEGNA, net (1)	—	—	23	—	—	—	—	—
Balance at June 30, 2018	—	$—	69,896	$699	$1,503,145	$140,257	$—	$1,644,101

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

Cars.com Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(6,026)	$12,726	$(15,057)	$13,655
Other comprehensive loss, net of tax:
Interest rate swap	(1,292)	—	(8,571)	—
Total other comprehensive loss	(1,292)	—	(8,571)	—
Comprehensive (loss) income	$(7,318)	$12,726	$(23,628)	$13,655

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(15,057)	$13,655
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation	9,078	5,903
Amortization of intangible assets	48,713	44,747
Amortization of unfavorable contracts liability	(12,600)	(12,600)
Stock-based compensation expense	6,329	4,476
Deferred income taxes	(18,260)	3,145
Provision for doubtful accounts	2,165	2,164
Amortization of debt issuance costs	632	643
Other, net	495	500
Changes in operating assets and liabilities:
Accounts receivable	11,559	4,934
Prepaid expenses	1,348	(2,044)
Other current assets	10,225	(545)
Other assets	(16,550)	614
Accounts payable	1,909	(1,541)
Accrued compensation	(6,231)	(1,792)
Other accrued liabilities	10,301	10,088
Other noncurrent liabilities	16,699	(1,723)
Net cash provided by operating activities	50,755	70,624
Cash flows from investing activities:
Purchase of property and equipment	(9,354)	(6,417)
Payment for Acquisition, net	—	(156,968)
Other, net	(599)	—
Net cash used in investing activities	(9,953)	(163,385)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	190,000
Payments of long-term debt	(26,250)	(46,250)
Stock-based compensation plans, net	(295)	(475)
Repurchases of common stock	(40,000)	(50,000)
Transactions with TEGNA, net	(181)	(2,683)
Net cash (used in) provided by financing activities	(56,726)	90,592
Net decrease in cash and cash equivalents	(15,924)	(2,169)
Cash and cash equivalents at beginning of period	25,463	20,563
Cash and cash equivalents at end of period	$9,539	$18,394
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$53	$293
Cash paid for interest	14,916	12,487

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business. Cars.com is a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers. Through a portfolio of brands including Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com, the Company empowers shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, Cars.com enables dealerships and manufacturers (“OEMs”) with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2018 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Reclassifications. Historically, certain costs related to severance, transformation and other exit costs; costs associated with the stockholder activist campaign; transaction-related costs and the write-off of long-lived assets were reflected in various operating expense line items in the Consolidated Statements of (Loss) Income. Beginning on January 1, 2019, these costs are reflected within General and administrative expenses. Therefore, certain prior year balances have been reclassified to conform to the current year presentation and are summarized in the table below (in thousands). There is no change to Operating income (loss) as a result of these reclassifications.

	Three Months Ended June 30, 2018
	As Reported	Adjustments	As Adjusted
Cost of revenue and operations	$22,804	$(304)	$22,500
Product and technology	17,951	(260)	17,691
Marketing and sales	59,527	(591)	58,936
General and administrative	13,148	1,155	14,303
Affiliate revenue share	3,813	—	3,813
Depreciation and amortization	26,712	—	26,712
Total operating expenses	$143,955	$—	$143,955

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Adjusted
Cost of revenue and operations	$41,890	$(1,405)	$40,485
Product and technology	40,284	(4,685)	35,599
Marketing and sales	125,562	(1,219)	124,343
General and administrative	31,264	7,309	38,573
Affiliate revenue share	7,096	—	7,096
Depreciation and amortization	50,650	—	50,650
Total operating expenses	$296,746	$—	$296,746

NOTE 2. New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Cloud Computing Arrangements. In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The new guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this new guidance, the Company will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The new guidance is effective for the Company on January 1, 2020 and will be adopted using a modified retrospective approach. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Recently Adopted Accounting Pronouncements

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

NOTE 3. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended June 30,		Six Months Ended June 30,
Sales channel	2019	2018	2019	2018
Direct	$111,190	$115,533	$226,284	$217,011
National advertising	19,296	27,230	39,591	54,048
Other	3,624	4,095	7,573	8,142
Retail	134,110	146,858	273,448	279,201
Wholesale	14,097	21,654	28,957	49,268
Total revenue	$148,207	$168,512	$302,405	$328,469

Major products and services
Subscription advertising and digital solutions	$116,447	$128,476	$237,761	$252,253
Display advertising	22,418	29,863	44,707	55,886
Pay per lead	6,613	7,479	14,547	15,035
Other	2,729	2,694	5,390	5,295
Total revenue	$148,207	$168,512	$302,405	$328,469

NOTE 4. Debt

As of June 30, 2019, the Company is in compliance with the covenants under its credit agreement.

Term Loan. As of June 30, 2019, the outstanding principal amount under the Term Loan was $405.0 million and the interest rate in effect was 4.3%, including the impact of the interest rate swap discussed in Note 5 (Interest Rate Swap). During the six months ended June 30, 2019, the Company made $11.3 million in mandatory quarterly Term Loan payments.

Revolving Loan. As of June 30, 2019, the outstanding borrowings under the Revolving Loan were $275.0 million and the interest rate in effect was 3.9%. During the six months ended June 30, 2019, the Company made $5.0 million in voluntary Revolving Loan payments, net of borrowings. As of June 30, 2019, $175.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its net leverage ratio, which is calculated in accordance with the credit agreement and was 3.25 to 1.0 as of June 30, 2019.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of June 30, 2019.

NOTE 5. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement, on a notional amount of $300 million. The Swap is designated as a cash flow hedge of interest rate risk. As of June 30, 2019, the fair value of the Swap was an unrealized loss of $11.5 million, of which $4.0 million and $7.5 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the six months ended June 30, 2019, $0.7 million was reclassified from Accumulated other comprehensive (loss) into Interest expense, net.

NOTE 6. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of Cars.com by TEGNA, the Company entered into affiliate agreements with the former owners of Cars.com (Belo Corporation (“Belo”), The McClatchy Company (“McClatchy”), tronc, inc. (“tronc”), and the Washington Post). Under the affiliate agreements, affiliates have the exclusive right to sell and price Cars.com’s products in their local territories, paying Cars.com a wholesale rate for the Cars.com product. The Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers and recognizes revenue generated from these agreements as Wholesale revenue in the Consolidated Statements of (Loss) Income. The Unfavorable contracts liability was established as a result of these unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014. The Unfavorable contracts liability is being amortized on a straight-line basis over the five year contract period.

Prior to the affiliate conversions discussed below, the Company recognized $25.2 million of Wholesale revenue with a corresponding reduction of the Unfavorable contracts liability on an annual basis. As of June 30, 2019 and December 31, 2018, the Unfavorable contracts liability was $6.3 million and $18.9 million, respectively, and is recorded in Current liabilities on the Consolidated Balance Sheets.

As of June 30, 2019, the Company has amended three of its affiliate agreements (McClatchy, tronc, and the Washington Post) and as a result, now has a direct relationship with these dealer customers and recognizes the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of (Loss) Income. In addition, as part of the recent changes in the structure of the affiliate agreements, McClatchy, tronc and the Washington Post have agreed to perform certain marketing support and transition services through December 31, 2019, March 31, 2020 and October 1, 2019, respectively. The fees the Company pays associated with the amended affiliate agreements are recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of (Loss) Income.

In July 2019, the Company entered into agreements to convert the Gannett and TEGNA affiliate markets, approximately one year in advance of the contracts’ expiration dates. Upon conversion of the Belo affiliate market, all dealer customers will be served by the Cars.com direct sales force by the fourth quarter of 2019.

The Company no longer records the amortization of the Unfavorable contracts liability associated with the converted markets to revenue as the Company now recognizes this direct revenue at retail rates. The amortization of the Unfavorable contracts liability is now recorded as a reduction of Affiliate revenue share expense within Operating expenses in the Consolidated Statements of (Loss) Income.

Therefore, during the six months ended June 30, 2019, the Company recorded $11.7 million of unfavorable contracts liability amortization as a reduction to Affiliate revenue share expense, rather than Wholesale revenue, in the Consolidated Statements of (Loss) Income. The reduction to Affiliate revenue share expense was partially offset by the fees associated with the marketing support and transition services.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The Company’s Unfavorable contracts liability activity for the six months ended June 30, 2019 is as follows (in thousands):

Balance at December 31, 2018	$18,885
Amortization into Wholesale revenue (1)	(931)
Amortization into Affiliate revenue share expense (2)	(11,669)
Balance at June 30, 2019	$6,285

(1)	Amount represents the amortization of the Unfavorable contracts liability related to the remaining affiliate agreement (Belo) into Wholesale revenue in the Consolidated Statements of (Loss) Income.

(2)

Amount represents the amortization of the Unfavorable contracts liability related to the converted McClatchy, tronc and the Washington Post affiliate agreements into Affiliate revenue share expense in the Consolidated Statements of (Loss) Income.

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

NOTE 8. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2019 and 2018, the Company repurchased and subsequently retired 1.7 million shares for $40.0 million and 2.0 million shares for $50.0 million, respectively.

NOTE 9. Stock-Based Compensation

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. During the six months ended June 30, 2019, the Company granted 212,000 PSUs at a weighted-average grant date fair value of $23.99 per unit. These PSUs require continued employee service. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the three-year performance period.

Restricted Stock Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. During the six months ended June 30, 2019, the Company granted 558,000 RSUs at a weighted-average grant date fair value of $23.84 per unit.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(6,026)	$12,726	$(15,057)	$13,655
Basic weighted-average common shares outstanding	66,779	71,119	67,181	71,531
Effect of dilutive stock-based compensation awards (1)	—	211	—	190
Diluted weighted-average common shares outstanding	66,779	71,330	67,181	71,721
(Loss) earnings per share, basic	$(0.09)	$0.18	$(0.22)	$0.19
(Loss) earnings per share, diluted	(0.09)	0.18	(0.22)	0.19

(1)

There were 0.8 million potential common shares excluded from diluted weighted-average common shares outstanding for both the three and six months ended June 30, 2019, as their inclusion would have had an anti-dilutive effect.

NOTE 11. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. As of June 30, 2019, Cars.com’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, were as follows (in thousands):

Remaining six months of 2019	$1,509
2020	4,368
2021	4,014
2022	3,751
2023	3,850
Thereafter	35,117
Total minimum lease payments	52,609
Less: Imputed interest (1)	(18,781)
Present value of the minimum lease payments	33,828
Less: Current maturities of lease obligations	(1,553)
Long-term lease obligations	$32,275

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

As of June 30, 2019, the Company’s operating lease assets, included in Investments and other assets, were $17.2 million and operating lease liabilities were $33.8 million, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. Other information related to the Company’s operating leases for the three and six months ended June 30, 2019 is as follows (in thousands, except percentage):

Income statement information:
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$972	$1,930
Short-term lease cost	339	720
Variable lease cost	974	1,968
Total lease cost	$2,285	$4,618

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Other information:

Cash paid for operating leases for the six months ended June 30, 2019	$2,126
Weighted-average remaining lease term (in months) as of June 30, 2019	136
Weighted-average discount rate as of June 30, 2019	7.4%

Note About Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning our business strategies, strategic alternatives review process, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements.  These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

•	We cannot assure you that we will be able to continue to successfully develop and launch new products or grow our complementary product offerings.
•	Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenue will decrease.

•	If we do not adapt to automated buying strategies quickly, our display advertising revenue could be adversely affected.
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

•	If growth in the online and mobile automotive advertising market stagnates or declines, our business, results of operations and financial condition could be materially and adversely affected.
•	Our ability to generate wholesale advertising revenue depends, in part, on the performance of third parties who sell our solutions pursuant to affiliation agreements.
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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, our subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and our other filings the Securities and Exchange Commission (“SEC”). All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Cars.com is a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers. Through a portfolio of brands including Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com, we empower shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, Cars.com enables dealerships and manufacturers (“OEMs”) with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

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

In conjunction with our digital solutions strategy, in February 2018, we acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “Acquisition”). The post-Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”. The results of operations for the three and six months ended June 30, 2018 includes Dealer Inspire’s financial results for the post-Acquisition period of February 21, 2018 through June 30, 2018.

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	2019	2018
Revenue	$148,207	$168,512	$302,405	$328,469
Net (loss) income (1)	(6,026)	12,726	(15,057)	13,655
Retail revenue as % of total revenue	90%	87%	90%	85%
Wholesale revenue as % of total revenue	10%	13%	10%	15%

(1)

The net loss for the three and six months ended June 30, 2019 is primarily attributed to a decrease in national advertising revenue and increased depreciation and amortization expenses, primarily due to the reduction of the useful lives of certain assets related to the Technology Transformation. The six months ended June 30, 2019 also reflects increased depreciation due to the full six-month impact of the Acquisition. In addition, the net loss in each period was impacted by the following costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Severance, transformation and other exit costs	$1,058	$590	$7,511	$1,097
Costs associated with stockholder activist campaign	5,225	1,112	7,920	4,897
Transaction-related costs (1)	2,579	1,026	4,623	11,133
Total	$8,862	$2,728	$20,054	$17,127

(1)

Transaction-related costs are certain expense items resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, (1) transaction-related bonuses and (2) expenses for advisors and representatives such as investment bankers, consultants, attorneys and accounting firms. Transaction-related costs may also include, without limitation, transition and integration costs such as retention bonuses and acquisition-related milestone payments to acquired employees, in addition to consulting, compensation and other incremental costs associated with integration projects.

2019 Highlights

Increases in Traffic. Traffic is critical to our business. Traffic to the Cars.com network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers. Since 2017, we have been diligently working on restoring growth to our audience, the fundamental deliverable of any marketplace business. Driven by our product innovation and investments in search engine optimization and paid channels, we have experienced year-over-year Traffic growth for 18 consecutive months. In the second quarter of 2019, we achieved 16% growth in Traffic with 13% growth in Average Monthly Unique Visitors.

Affiliate Conversions. In July 2019, we entered into agreements to convert the Gannett and TEGNA affiliate markets, approximately one year in advance of the contracts’ expiration dates. Upon conversion of the Belo affiliate market, all dealer customers will be served by the Cars.com direct sales force by the fourth quarter of 2019. We record the revenue associated with converted markets as Retail revenue, rather than Wholesale revenue in the Consolidated Statements of Income. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Strategic Alternatives to Enhance Shareholder Value. On August 5, 2019, we announced the conclusion of the strategic alternatives review process first announced on January 16, 2019. The strategic review process was public, comprehensive and deliberate, lasting ten months and ultimately involving 29 parties. After extensive negotiations and discussions, no actionable proposals for a sale were available to the Company. As a result, our board of directors unanimously concluded that the best interests of our shareholders are served by continuing to focus on the execution of the Company’s strategic plan and opportunities to drive growth and shareholder returns as an independent public company. The Company remains open to all potential value creating opportunities.

Sales Transformation. In December 2018, we restructured the sales team (the “Sales Transformation”), with the primary goal of better serving our customers. We reorganized the sales force into teams designed to provide the full range of enhanced services to current customers and a more tailored structure to win new customers. These changes reflect the expansion of our business beyond car listings to include value-added digital solutions such as innovations from Dealer Inspire and DealerRater. The Sales Transformation also reflects a realignment of territories following the conversion of the majority of the affiliate agreements.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. We also review other key metrics including: unique visitors, average revenue per dealer and dealer customer and consumer satisfaction statistics.

Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Traffic (Visits)	130,626,000	112,954,000	16%	263,099,000	226,371,000	16%
Average Monthly Unique Visitors	21,559,000	19,007,000	13%	21,984,000	19,179,000	15%

Information regarding our Dealer Customers and Direct Monthly Average Revenue Per Dealer is as follows:

	June 30, 2019	June 30, 2018	% Change	March 31, 2019	% Change
Dealer Customers	18,891	20,720	(9)%	19,300	(2)%
Direct Monthly Average Revenue Per Dealer (1)	$2,163	$2,100	3%	$2,225	(3)%

(1)	Beginning in the first quarter of 2019, this key operating metric includes revenue from dealer websites and related digital solutions.

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

The growth in Traffic was driven by our product innovations and investments in search engine optimization and paid channels. For the three and six months ended June 30, 2019, mobile traffic accounted for 71% of total Traffic. For the three and six months ended June 30, 2018, mobile traffic accounted for 67% and 66% of total Traffic, respectively.

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

Total Dealer Customers declined 2% from March 31, 2019. Dealer Customers decreased, primarily due to a decline in April and a continued decline in affiliate customers. Driven by improved sales and cancellation rates, Direct marketplace dealer customers experienced modest growth in May and June.

Total Dealer Customers declined 9% from June 30, 2018. Dealer Customers decreased, primarily due to higher cancellations of marketplace customers, partially offset by growth of Dealer Inspire only customers. Driven by improved sales and cancellation rates, Direct marketplace dealer customers experienced modest growth in May and June.

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

ARPD decreased 3% from March 31, 2019, primarily due to cancellations of certain product upsells and customer mix.

ARPD increased 3% from June 30, 2018, primarily driven by the addition of Dealer Inspire revenue. ARPD excluding revenue from dealer websites and related digital solutions from Dealer Inspire was $2,052, down 2% from the prior year.

Factors Affecting Our Performance. Our business is impacted by the larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising solutions. We have recently observed softness in new car sales in the United States and reduced dealer profitability, which has impacted OEMs’ and dealerships’ willingness to  increase spend with automotive marketplaces like Cars.com. Our success will depend in part on our ability to transform our business toward a multi-faceted suite of digital solutions that complement our media offerings, and our continued integration of Dealer Inspire will be an important driver of our success. We are adapting our go-to-market sales and technology infrastructure, as described in the Sales and Technology Transformations discussions above, to support the execution of our strategy. To continue driving more value to our customers, we are increasing investment~~s~~ in product and marketing. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		Increase
(In thousands, except percentages)	2019	2018	(Decrease)	% Change
Revenue:
Direct	$111,190	$115,533	$(4,343)	(4)%
National advertising	19,296	27,230	(7,934)	(29)%
Other	3,624	4,095	(471)	(12)%
Retail	134,110	146,858	(12,748)	(9)%
Wholesale	14,097	21,654	(7,557)	(35)%
Total revenue	148,207	168,512	(20,305)	(12)%
Operating expenses:
Cost of revenue and operations	24,319	22,500	1,819	8%
Product and technology	15,339	17,691	(2,352)	(13)%
Marketing and sales	53,740	58,936	(5,196)	(9)%
General and administrative	21,963	14,303	7,660	54%
Affiliate revenue share	2,176	3,813	(1,637)	(43)%
Depreciation and amortization	29,666	26,712	2,954	11%
Total operating expenses	147,203	143,955	3,248	2%
Operating income	1,004	24,557	(23,553)	(96)%
Nonoperating (expense) income:
Interest expense, net	(7,711)	(7,343)	(368)	5%
Other income, net	9	27	(18)	(67)%
Total nonoperating expense, net	(7,702)	(7,316)	(386)	5%
(Loss) income before income taxes	(6,698)	17,241	(23,939)	(139)%
Income tax (benefit) expense	(672)	4,515	(5,187)	(115)%
Net (loss) income	$(6,026)	$12,726	$(18,752)	(147)%

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to Dealer customers. Direct revenue is our largest revenue stream, representing 75.0% and 68.6% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Direct revenue decreased by $4.3 million, or 4%, compared to the prior year. Direct revenue decreased, primarily due to a 4% decline in direct dealer customers from June 30, 2018 and 2% from March 31, 2019.

During 2018, we amended our affiliate agreements with The McClatchy Company (“McClatchy”), tronc, Inc. (“tronc”) and the Washington Post to convert all of these affiliate markets prior to the expiration dates of the original affiliate agreements. During the three months ended June 30, 2019, the affiliate market conversions contributed an incremental $6.4 million to Direct revenue measured at the month of each of the conversions, while reducing Wholesale revenue by $5.4 million (of which $1.4 million relates to the Unfavorable contracts liability amortization). For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Also included in retail revenue is revenue from Dealer Inspire including dealer websites and related digital solutions and digital marketing services, which together grew 31% year over year.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive adjacencies. National advertising revenue represents 13.0% and 16.2% of total revenue for the three months ended June 30, 2019 and 2018, respectively. National advertising revenue declined 29%, as OEMs reduced their full year 2019 upfront commitments, reduced their advertising budgets and shifted their spending to programmatic. Incremental sales to OEMs have been lower in volume and rate.

Wholesale Revenue. Wholesale revenue represents the fees we charge for marketplace and digital solutions sold to dealers by affiliates. The fees represent approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represents 9.5% and 12.9% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Wholesale revenue decreased $7.6 million primarily due to affiliate market conversions from Wholesale revenue ($5.4 million, which includes $1.4 million of Unfavorable contracts liability amortization) to direct revenue ($6.4 million). Excluding the affiliate market conversions, Wholesale revenue was impacted by a 9% decline in affiliate dealer customers. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations primarily consist of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenue and operations represents 16.4% and 13.4% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Cost of revenue and operations increased, primarily due to product mix, partially offset by certain lower third party costs.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports the Cars.com products and websites. Product and technology expenses include compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expenses represent 10.3% and 10.5% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Product and technology expenses decreased, primarily due to cost efficiencies, principally from lower compensation costs as a result of the Technology Transformation.

Marketing and sales. Marketing and sales expenses primarily consist of traffic and lead acquisition costs (including search engine marketing and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expenses represent 36.3% and 35.0% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Marketing and sales decreased, primarily due to lower compensation costs as a result of the Sales Transformation, partially offset by strategic marketing investments aimed at consumer acquisition, consumer engagement and brand awareness amongst auto shopping audiences.

General and administrative. General and administrative expenses primarily consist of compensation costs for the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expenses include office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets. General and administrative expenses represent 14.8% and 8.5% of total revenue for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses increased $7.7 million and 54% versus the prior year. During the three months ended June 30, 2019, we recognized $1.1 million related to severance, transformation and other exit costs; $5.2 million in costs associated with stockholder activist campaign and $2.6 million in transaction-related costs. During the three months ended June 30, 2018, we recognized $0.6 million related to severance, transformation and other exit costs; $1.1 million in costs associated with stockholder activist campaign; and $1.0 million in transaction-related costs. Excluding these costs, general and administrative expenses increased $1.5 million and 13% versus the prior year.

Affiliate revenue share. Affiliate revenue share expense primarily represents payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expense decreased $1.6 million, driven by a $1.4 million increase in the benefit from the amortization of the Unfavorable contracts liability related to the converted affiliate markets, which is recorded as a reduction of Affiliate revenue share expense, rather than Wholesale revenue. During the three months ended June 30, 2019 and 2018, we incurred $6.6 million and $6.7 million, respectively, in costs associated with these early conversions. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 11%, primarily due to the reduction of the useful lives of certain assets related to the Technology Transformation.

Interest expense, net. Interest expense, net increased, primarily due to additional interest expense associated with the interest rate swap. For information related to our interest rate swap, see Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 10% for the three months ended June 30, 2019 and differed from the U.S. federal statutory rate of 21%, primarily due to certain tax credits, partially offset by an adjustment to the deferred tax liability, nondeductible benefits and excess tax benefits from stock-based compensation.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Increase
In thousands (except percentages)	2019	2018	(Decrease)	% Change
Revenue:
Direct	$226,284	$217,011	$9,273	4%
National advertising	39,591	54,048	(14,457)	(27)%
Other	7,573	8,142	(569)	(7)%
Retail	273,448	279,201	(5,753)	(2)%
Wholesale	28,957	49,268	(20,311)	(41)%
Total revenue	302,405	328,469	(26,064)	(8)%
Operating expenses:
Cost of revenue and operations	49,898	40,485	9,413	23%
Product and technology	33,202	35,599	(2,397)	(7)%
Marketing and sales	114,083	124,343	(10,260)	(8)%
General and administrative	45,851	38,573	7,278	19%
Affiliate revenue share	4,630	7,096	(2,466)	(35)%
Depreciation and amortization	57,791	50,650	7,141	14%
Total operating expenses	305,455	296,746	8,709	3%
Operating (loss) income	(3,050)	31,723	(34,773)	(110)%
Nonoperating (expense) income:
Interest expense, net	(15,277)	(13,300)	(1,977)	15%
Other income, net	128	11	117	***
Total nonoperating expense, net	(15,149)	(13,289)	(1,860)	14%
(Loss) income before income taxes	(18,199)	18,434	(36,633)	(199)%
Income tax (benefit) expense	(3,142)	4,779	(7,921)	(166)%
Net (loss) income	$(15,057)	$13,655	$(28,712)	(210)%

*** Not meaningful

Retail Revenue—Direct. Direct revenue is our largest revenue stream, representing 74.8% and 66.1% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Direct revenue increased by $9.3 million, or 4%, compared to the prior year.

During 2018, we amended our affiliate agreements with McClatchy, tronc and the Washington Post to convert all of these affiliate markets prior to the expiration dates of the original affiliate agreements. During the six months ended June 30, 2019, the affiliate market conversions contributed an incremental $19.6 million to Direct revenue measured at the month of each of the conversions, while reducing Wholesale revenue by $16.8 million (of which $4.1 million relates to the Unfavorable contracts liability amortization). For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Also included in Retail revenue is Dealer Inspire websites and digital marketing services, which grew 27% on a pro forma basis for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Retail Revenue—National Advertising. National advertising revenue represents 13.1% and 16.5% of total revenue for the six months ended June 30, 2019 and 2018, respectively. National advertising revenue declined 27%, as OEMs reduced their full year 2019 upfront commitments, reduced their advertising budgets and shifted their spending to programmatic. Incremental sales to OEMs have been lower in volume and rate.

Wholesale Revenue. Wholesale revenue represents 9.6% and 15.0% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Wholesale revenue decreased 41% primarily due to affiliate market conversions from Wholesale revenue ($16.8 million, which includes $4.1 million of Unfavorable contracts liability amortization) to Direct revenue ($19.6 million). Excluding the affiliate market conversions, Wholesale revenue was impacted by a 9% decline in affiliate dealer customers. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations represents 16.5% and 12.3% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Cost of revenue and operations increased, primarily due to higher third-party costs and higher compensation costs, principally associated with the full six-month impact of Dealer Inspire and new product offerings.

Product and technology. Product and technology expenses represent 11.0% and 10.8% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Product and technology expenses decreased, primarily due to cost efficiencies, partially offset by the full six-month impact of Dealer Inspire.

Marketing and sales. Marketing and sales expenses represent 37.7% and 37.9% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Marketing and sales decreased, primarily due to lower compensation costs as a result of the Sales Transformation and cost efficiencies associated with trade events. These decreases were partially offset by strategic marketing investments aimed at consumer acquisition, consumer engagement and brand awareness amongst auto shopping audiences and the full six-month impact of Dealer Inspire.

General and administrative. General and administrative expenses represent 15.2% and 11.7% of total revenue for the six months ended June 30, 2019 and 2018, respectively. General and administrative expenses increased $7.3 million and 19% versus the prior year. During the six months ended June 30, 2019, we recognized $7.5 million related to severance, transformation and other exit costs; $7.9 million in costs associated with stockholder activist campaign and $4.6 million in transaction-related costs. During the six months ended June 30, 2018, we recognized $1.1 million related to severance, transformation and other exit costs; $4.9 million in costs associated with stockholder activist campaign; and $11.1 million in transaction-related costs. Excluding these costs, general and administrative expenses increased $4.4 million and 20% versus the prior year, primarily due to increased stock-based compensation.

Affiliate revenue share. Affiliate revenue share expense decreased $2.5 million, driven by a $4.1 million increase in the benefit from the amortization of the Unfavorable contracts liability related to the converted affiliate markets, which is recorded as a reduction of Affiliate revenue share expense, rather than Wholesale revenue. During the six months ended June 30, 2019 and 2018, we incurred $13.4 million and $11.4 million, respectively, in costs associated with these early conversions. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 14%, primarily due to the reduction of the useful lives of certain assets related to the Technology Transformation and the full six-month impact of the Acquisition.

Interest expense, net. Interest expense, net increased, primarily due to the full six month impact of interest related to the borrowing utilized to fund the Acquisition, as well as additional interest expense associated with the interest rate swap. For information related to our Term and Revolving Loans and interest rate swap, see Note 4 (Debt) and Note 5 (Interest Rate Swap), respectively, to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 17% for the six months ended June 30, 2019 and differed from the U.S. federal statutory rate of 21%, primarily due to certain tax credits, partially offset by an adjustment to the deferred tax liability, nondeductible benefits and excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive operating cash flows in 2019 and 2018 which, along with our Term and Revolving Loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we may raise additional funds through other public or private debt or equity financings. The tax matters agreement that we entered into with TEGNA prior to the Separation included restrictions that may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders, or that might increase the value of our business. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. As of June 30, 2019, cash and cash equivalents were $9.5 million.

Term Loan and Revolving Loan. As of June 30, 2019, the outstanding principal amount under the Term Loan was $405.0 million, with an interest rate of 4.3%, including the impact of the interest rate swap. The outstanding borrowings under the Revolving Loan were $275.0 million, with an interest rate of 3.9%. During the six months ended June 30, 2019, we made $11.3 million in mandatory Term Loan payments and $5.0 million in voluntary Revolving Loan payments, net of borrowings. As of June 30, 2019, $175.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our net leverage ratio, which is calculated in accordance with our credit agreement, and was 3.25 to 1.0 as of June 30, 2019.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing, we entered into an interest rate swap agreement (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300 million. As of June 30, 2019, the fair value of the Swap was an unrealized loss of $11.5 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other liabilities on the Consolidated Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated other comprehensive (loss) income until reclassed to Interest expense, net in the same period the hedge transaction impacts earnings.

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock over a two year period. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. During the six months ended June 30, 2019 and 2018, we repurchased and subsequently retired 1.7 million shares for $40.0 million and 2.0 million shares for $50.0 million, respectively.

Cash Flows.  Details of our cash flows are as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$50,755	$70,624	$(19,869)
Investing activities	(9,953)	(163,385)	153,432
Financing activities	(56,726)	90,592	(147,318)
Net change in cash and cash equivalents	$(15,924)	$(2,169)	$(13,755)

Operating Activities. The decrease in cash provided by operating activities was primarily related to a $28.7 million reduction in net income, partially offset by changes in operating assets and liabilities. The net loss for the three and six months ended June 30, 2019 is primarily attributed to a decrease in national advertising revenue. In addition, the net loss in each period was impacted by the following costs:

	Six Months Ended June 30,
(In thousands)	2019	2018
Severance, transformation and other exit costs	$7,511	$1,097
Costs associated with stockholder activist campaign	7,920	4,897
Transaction-related costs (1)	4,623	11,133
Total	$20,054	$17,127

(1)

Transaction-related costs are certain expense items resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, (1) transaction-related bonuses and (2) expenses for advisors and representatives such as investment bankers, consultants, attorneys and accounting firms. Transaction-related costs may also include, without limitation, transition and integration costs such as retention bonuses and acquisition-related milestone payments to acquired employees, in addition to consulting, compensation and other incremental costs associated with integration projects.

Investing Activities. The decrease in cash used in investing activities is primarily due to the Acquisition in February 2018, partially offset by an increase in purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2019, cash used in financing activities is primarily related to $40.0 million in share repurchases and $16.3 million of loan repayments, net of borrowings, of which $5.0 million was voluntarily paid. During the six months ended June 30, 2018, cash provided by financing activities is primarily due to net loan borrowings of $143.8 million, principally related to the Acquisition in February 2018, partially offset by $50 million in share repurchases. For information related to our Term and Revolving Loans, see Note 4 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Polices) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2019, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. For information related to recent accounting pronouncements, see Note 2 (New Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, which could materially affect our business, financial condition, results of operations and future results. Other than as set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.

We may not effectively integrate the new markets obtained from the conversion of our affiliate agreements. If we are unable to integrate new markets obtained from the conversion of our affiliate agreements successfully or if we realize a deterioration of the business prospects of or underperformance in these markets, we may not realize our projected return on investment and our business and results of operations may be adversely affected. Integrating these markets may be more difficult than we anticipate and the expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and/or operational resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
April 1 through April 30, 2019	868,596	$23.03	868,596	$62,810
May 1 through May 31, 2019	—	—	—	62,810
June 1 through June 30, 2019	—	—	—	62,810
Total	868,596		868,596

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously announced, it is currently anticipated that the Company’s 2019 Annual Meeting of Stockholders, or the 2019 Annual Meeting, will be held at 9:00 a.m. Central time on October 30, 2019. The location of the 2019 Annual Meeting will be specified in the Company’s proxy statement for the 2019 Annual Meeting.  Because the 2019 Annual Meeting will be held more than 30 days after the anniversary of the Company’s 2018 Annual Meeting of Shareholders, the Company is disclosing a new deadline for submission of shareholder proposals for inclusion into the Company’s proxy materials for the 2019 Annual Meeting under Rule 14a-8 under the Exchange Act, or Rule 14a-8. Specifically, to be considered for inclusion in the Company’s proxy statement for the 2019 Annual Meeting, shareholder proposals submitted under Rule 14a-8 must be in writing and received by the Office of the Corporate Secretary at the Company’s principal executive offices at 300 S. Riverside Plaza, Suite 1000, Chicago, Illinois 60606, no later than 5:00 p.m. Central time, August 15, 2019. Such proposals must also comply with the remaining requirements of Rule 14a-8.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: August 5, 2019	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: August 5, 2019	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer