Form 10-Q
period 2019-09-30
Cars.com Inc.
filed 2019-11-06
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 66,762,203 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$19,773	$25,463
Accounts receivable, net	101,782	108,921
Prepaid expenses	7,592	9,264
Other current assets	425	10,289
Total current assets	129,572	153,937
Property and equipment, net	42,857	41,482
Goodwill	505,885	884,449
Intangible assets, net	1,354,777	1,510,410
Investments and other assets	26,788	10,271
Total assets	$2,059,879	$2,600,549
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$6,280	$11,631
Accrued compensation	14,588	16,821
Unfavorable contracts liability	—	18,885
Current portion of long-term debt	32,518	26,853
Other accrued liabilities	68,419	36,520
Total current liabilities	121,805	110,710
Noncurrent liabilities:
Long-term debt	630,913	665,306
Deferred tax liability	125,175	177,916
Other noncurrent liabilities	40,501	19,694
Total noncurrent liabilities	796,589	862,916
Total liabilities	918,394	973,626
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,678 and 68,262 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	667	683
Additional paid-in capital	1,512,713	1,508,001
(Accumulated deficit) retained earnings	(362,957)	118,239
Accumulated other comprehensive loss	(8,938)	—
Total stockholders' equity	1,141,485	1,626,923
Total liabilities and stockholders' equity	$2,059,879	$2,600,549

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Retail	$146,681	$151,627	$420,129	$430,828
Wholesale	5,409	17,685	34,366	66,953
Total revenue	152,090	169,312	454,495	497,781
Operating expenses:
Cost of revenue and operations	25,089	23,808	74,987	64,293
Product and technology	14,923	15,616	48,125	51,215
Marketing and sales	50,789	55,825	164,872	180,168
General and administrative	13,414	15,131	59,265	53,704
Affiliate revenue share	5,158	4,097	9,788	11,193
Depreciation and amortization	28,970	26,504	86,761	77,154
Goodwill and intangible asset impairment	461,463	—	461,463	—
Total operating expenses	599,806	140,981	905,261	437,727
Operating (loss) income	(447,716)	28,331	(450,766)	60,054
Nonoperating (expense) income:
Interest expense, net	(7,712)	(7,005)	(22,989)	(20,305)
Other income, net	1,402	65	1,530	76
Total nonoperating expense, net	(6,310)	(6,940)	(21,459)	(20,229)
(Loss) income before income taxes	(454,026)	21,391	(472,225)	39,825
Income tax (benefit) expense	(27,869)	5,594	(31,011)	10,373
Net (loss) income	$(426,157)	$15,797	$(441,214)	$29,452
Weighted-average common shares outstanding:
Basic	66,769	69,652	67,043	70,900
Diluted	66,769	70,029	67,043	71,153
(Loss) earnings per share:
Basic	$(6.38)	$0.23	$(6.58)	$0.42
Diluted	(6.38)	0.23	(6.58)	0.41

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(9,031)	—	(9,031)
Other comprehensive loss, net	—	—	—	—	—	—	(7,279)	(7,279)
Repurchases of common stock	—	—	(881)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(744)	—	—	(743)
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Transactions with TEGNA, net (1)	—	—	12	—	(181)	—	—	(181)
Balance at March 31, 2019	—	$—	67,455	$675	$1,510,057	$89,217	$(7,279)	$1,592,670
Net loss	—	—	—	—	—	(6,026)	—	(6,026)
Other comprehensive loss, net	—	—	—	—	—	—	(1,292)	(1,292)
Repurchases of common stock	—	—	(869)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	84	1	447	—	—	448
Stock-based compensation	—	—	—	—	3,348	—	—	3,348
Transactions with TEGNA, net (1)	—	—	2	—	—	—	—	—
Balance at June 30, 2019	—	$—	66,672	$667	$1,513,852	$63,200	$(8,571)	$1,569,148
Net loss	—	—	—	—	—	(426,157)	—	(426,157)
Other comprehensive loss, net	—	—	—	—	—	—	(367)	(367)
Repurchases of common stock	—	—	—	—	—	—	—	—
Shares issued in connection with stock-based compensation plans, net	—	—	6	—	(57)	—	—	(57)
Stock-based compensation	—	—	—	—	(1,071)	—	—	(1,071)
Transactions with TEGNA, net (1)	—	—	—	—	(11)	—	—	(11)
Balance at September 30, 2019	—	$—	66,678	$667	$1,512,713	$(362,957)	$(8,938)	$1,141,485

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

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity (continued)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$—	$1,679,128
Net income	—	—	—	—	—	929	—	929
Repurchases of common stock	—	—	—	—	—	—	—	—
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(618)	—	—	(617)
Stock-based compensation	—	—	—	—	1,600	—	—	1,600
Transactions with TEGNA, net (1)	—	—	175	2	(2,685)	—	—	(2,683)
Balance at March 31, 2018	—	$—	71,865	$719	$1,500,127	$177,511	$—	$1,678,357
Net income	—	—	—	—	—	12,726	—	12,726
Repurchases of common stock	—	—	(2,013)	(20)	—	(49,980)	—	(50,000)
Shares issued in connection with stock-based compensation plans, net	—	—	21	—	142	—	—	142
Stock-based compensation	—	—	—	—	2,876	—	—	2,876
Transactions with TEGNA, net (1)	—	—	23	—	—	—	—	—
Balance at June 30, 2018	—	$—	69,896	$699	$1,503,145	$140,257	$—	$1,644,101
Net income	—	—	—	—	—	15,797	—	15,797
Other comprehensive loss, net	—	—	—	—	—	—		—
Repurchases of common stock	—	—	(973)	(10)	—	(27,179)	—	(27,189)
Shares issued in connection with stock-based compensation plans, net	—	—	1	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	3,019	—	—	3,019
Transactions with TEGNA, net (1)	—	—	2	—	(883)	—	—	(883)
Balance at September 30, 2018	—	$—	68,926	$689	$1,505,279	$128,875	$—	$1,634,843

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

Cars.com Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(426,157)	$15,797	$(441,214)	$29,452
Other comprehensive loss, net of tax:
Interest rate swap	(367)	—	(8,938)	—
Total other comprehensive loss	(367)	—	(8,938)	—
Comprehensive (loss) income	$(426,524)	$15,797	$(450,152)	$29,452

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(441,214)	$29,452
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation	13,427	9,195
Amortization of intangible assets	73,334	67,959
Amortization of unfavorable contracts liability	(18,885)	(18,900)
Goodwill and intangible asset impairment	461,463	—
Stock-based compensation	5,258	7,495
Deferred income taxes	(52,741)	7,137
Provision for doubtful accounts	3,844	3,451
Amortization of debt issuance costs	959	971
Other, net	411	762
Changes in operating assets and liabilities:
Accounts receivable	3,295	1,119
Prepaid expenses	1,672	66
Other current assets	9,992	330
Other assets	(16,517)	602
Accounts payable	(5,363)	(2,397)
Accrued compensation	(2,233)	(3,363)
Other accrued liabilities	28,627	18,306
Other noncurrent liabilities	15,221	(1,104)
Net cash provided by operating activities	80,550	121,081
Cash flows from investing activities:
Purchase of property and equipment	(15,409)	(9,966)
Payment for DI Acquisition, net	—	(157,153)
Other, net	(599)	—
Net cash used in investing activities	(16,008)	(167,119)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	195,000
Payments of long-term debt	(39,688)	(71,875)
Stock-based compensation plans, net	(352)	(477)
Repurchases of common stock	(40,000)	(76,681)
Transactions with TEGNA, net	(192)	(2,683)
Net cash (used in) provided by financing activities	(70,232)	43,284
Net decrease in cash and cash equivalents	(5,690)	(2,754)
Cash and cash equivalents at beginning of period	25,463	20,563
Cash and cash equivalents at end of period	$19,773	$17,809
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$168	$500
Cash paid for interest	22,413	19,472

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc., (the “Company”) is a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers. Through a portfolio of brands including Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com, the Company empowers shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, the Company enables dealerships and manufacturers (“OEMs”) with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

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

In February 2018, the Company acquired all of the outstanding stock of Dealer Inspire Inc., an innovative technology leader providing progressive dealer websites, digital retailing and messaging platform products, and substantially all of the net assets of Launch Digital Marketing LLC, a provider of digital marketing services, including paid, organic, social and creative services (collectively, the “DI Acquisition”). The post-DI Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”.

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K dated February 28, 2019 (the “December 31, 2018 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2018 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Reclassifications. Historically, certain costs related to severance, transformation and other exit costs; costs associated with a stockholder activist campaign; transaction-related costs; and the write-off of long-lived assets were reflected in various operating expense line items in the Consolidated Statements of (Loss) Income. Beginning on January 1, 2019, these costs are reflected within General and administrative expenses. Therefore, certain prior year balances have been reclassified to conform to the current year presentation and are summarized in the table below (in thousands). There is no change to Operating (loss) income as a result of these reclassifications.

	Three Months Ended September 30, 2018
	As Reported	Adjustments	As Adjusted
Cost of revenue and operations	$24,034	$(226)	$23,808
Product and technology	15,918	(302)	15,616
Marketing and sales	56,083	(258)	55,825
General and administrative	14,345	786	15,131
Affiliate revenue share	4,097	—	4,097
Depreciation and amortization	26,504	—	26,504
Total operating expenses	$140,981	$—	$140,981

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	As Adjusted
Cost of revenue and operations	$65,924	$(1,631)	$64,293
Product and technology	56,202	(4,987)	51,215
Marketing and sales	181,645	(1,477)	180,168
General and administrative	45,609	8,095	53,704
Affiliate revenue share	11,193	—	11,193
Depreciation and amortization	77,154	—	77,154
Total operating expenses	$437,727	$—	$437,727

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Recently Adopted Accounting Pronouncements

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. The new guidance requires a lessee to recognize a liability to make lease payments (the “lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and did not recast the comparative periods presented in the Consolidated Financial Statements upon adoption. The Company elected the ‘package of practical expedients’ and did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify and did not recognize right-of-use assets or lease liabilities for those leases. The Company’s lease agreements are principally related to real estate. The adoption of ASU 2016-02 resulted in the recognition of operating lease assets of $18.2 million and $35.0 million in operating lease liabilities on its Consolidated Balance Sheets. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. There was no material impact to its Consolidated Statements of (Loss) Income and Consolidated Statements of Cash Flows. For further information, see Note 12 (Leases).

NOTE 3. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales channel	2019	2018	2019	2018
Direct	$122,878	$119,510	$349,162	$336,521
National advertising	20,161	28,107	59,752	82,155
Other	3,642	4,010	11,215	12,152
Retail	146,681	151,627	420,129	430,828
Wholesale	5,409	17,685	34,366	66,953
Total revenue	$152,090	$169,312	$454,495	$497,781

Major products and services
Subscription advertising and digital solutions	$119,495	$127,965	$357,256	$380,218
Display advertising	23,048	30,748	67,755	86,634
Pay per lead	6,720	7,933	21,267	22,968
Other	2,827	2,666	8,217	7,961
Total revenue	$152,090	$169,312	$454,495	$497,781

NOTE 4. Goodwill and Indefinite-lived Intangible Asset

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2018	Additions	Impairment	Other	September 30, 2019
Goodwill	$884,449	$—	$(379,163)	$599	$505,885
Indefinite-lived intangible asset	872,320	—	(82,300)	—	$790,020

Triggering Event and Impairment Assessment. The Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price after the completion of the strategic alternatives review process, and performed interim quantitative impairment tests as of September 1, 2019. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $379.2 million and $82.3 million related to its goodwill and indefinite-lived intangible asset, respectively.

Goodwill. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. As of September 30, 2019, the substantial majority of the Company’s goodwill is the result of

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

TEGNA’s 2014 acquisition of Cars.com and the remainder is the result the Company’s acquisition of DealerRater and the DI Acquisition.

Goodwill is tested for impairment on an annual basis as of November 1 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, such as in the quarter ended September 30, 2019. The level at which the Company tests goodwill for impairment requires the Company to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that it operates as a single reporting unit.

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analysis.

A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company performs a quantitative test.

Under a quantitative test, a goodwill impairment is identified by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The Company estimates the fair value of the reporting unit by utilizing an income approach which uses a discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the reporting unit.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the recorded goodwill, differences in assumptions could have a material effect on the estimated fair values.

Indefinite-lived Intangible Asset. The Company’s indefinite-lived intangible asset relates to the Cars.com trade name and resulted from TEGNA’s 2014 acquisition of Cars.com. Intangible assets with indefinite lives are tested annually as of November 1, or more often if circumstances dictate, such as in the quarter ended September 30, 2019, for impairment and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

NOTE 5. Debt

As of September 30, 2019, the Company was in compliance with the covenants under its credit agreement.

Term Loan. As of September 30, 2019, the outstanding principal amount under the Term Loan was $396.6 million and the interest rate in effect was 4.5%, including the impact of the interest rate swap discussed in Note 6 (Interest Rate Swap). During the nine months ended September 30, 2019, the Company made $19.7 million in mandatory quarterly Term Loan payments.

Revolving Loan. As of September 30, 2019, the outstanding borrowings under the Revolving Loan were $270.0 million and the interest rate in effect was 3.9%. During the nine months ended September 30, 2019, the Company made $10.0 million in voluntary Revolving Loan payments, net of borrowings. As of September 30, 2019, $180.0 million was available to borrow under the Revolving

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Loan. The Company’s borrowings are limited by its total net leverage ratio, which is calculated in accordance with the credit agreement and was 3.4 to 1.0 as of September 30, 2019.

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The carrying amount of the Company’s debt approximated the fair value as of September 30, 2019.

Subsequent Event. In October 2019, the Company entered into an amendment to its credit agreement to increase the total net leverage covenant during the remaining term of the credit agreement while preserving the favorable pricing structure from the original agreement. The amendment increased the Company’s maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the term loan and the revolving loan on May 31, 2022.

NOTE 6. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s credit agreement, on a notional amount of $300 million. The Swap is designated as a cash flow hedge of interest rate risk. As of September 30, 2019, the fair value of the Swap was an unrealized loss of $11.9 million, of which $4.5 million and $7.4 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the nine months ended September 30, 2019, $1.2 million was reclassified from Accumulated other comprehensive (loss) into Interest expense, net.

NOTE 7. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of Cars.com by TEGNA, the Company entered into affiliate agreements with the former owners of Cars.com (Belo Corporation (“Belo”), The McClatchy Company (“McClatchy”), tronc, inc. (“tronc”), and the Washington Post). Under the affiliate agreements, affiliates have the exclusive right to sell and price Cars.com’s products in their local territories, paying Cars.com a wholesale rate for the Cars.com product. The Company charges the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers and recognizes revenue generated from these agreements as Wholesale revenue in the Consolidated Statements of (Loss) Income. The Unfavorable contracts liability was established as a result of these unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014. The Unfavorable contracts liability was being amortized on a straight-line basis over the five-year contract period.

Prior to the affiliate conversions discussed below, the Company recognized $25.2 million of Wholesale revenue with a corresponding reduction of the Unfavorable contracts liability on an annual basis. As of December 31, 2018, the Unfavorable contracts liability was  $18.9 million and is recorded in Current liabilities on the Consolidated Balance Sheet. The Unfavorable contracts liability was fully amortized as of September 30, 2019.

The Company amended five of its affiliate agreements (Gannett, McClatchy, TEGNA, tronc, and the Washington Post) and as a result, has a direct relationship with these dealer customers and recognizes the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of (Loss) Income. On October 1, 2019, the Belo affiliate agreement expired and the Company now directly serves all dealer customers.

As part of the amendments to the affiliate agreements, Gannett, McClatchy, TEGNA, tronc, and the Washington Post have agreed to perform certain marketing support and transition services through varying dates, the latest of which is June 29, 2020. The fees the Company pays associated with the amended affiliate agreements are recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of (Loss) Income.

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

Therefore, during the nine months ended September 30, 2019, the Company recorded $17.5 million of unfavorable contracts liability amortization as a reduction to Affiliate revenue share expense, rather than Wholesale revenue, in the Consolidated Statements of

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(Loss) Income. The reduction to Affiliate revenue share expense was more than offset by the fees associated with the marketing and support and transition services.

The Company’s Unfavorable contracts liability activity for the nine months ended September 30, 2019 is as follows (in thousands):

Balance at December 31, 2018	$18,885
Amortization into Wholesale revenue (1)	(1,358)
Amortization into Affiliate revenue share expense (2)	(17,527)
Balance at September 30, 2019	$—

(1)	Amount represents the amortization of the Unfavorable contracts liability related to the remaining affiliate agreement (Belo) into Wholesale revenue in the Consolidated Statements of (Loss) Income.

(2)

Amount represents the amortization of the Unfavorable contracts liability related to the converted Gannett, McClatchy, tronc and the Washington Post affiliate agreements into Affiliate revenue share expense in the Consolidated Statements of (Loss) Income.

NOTE 8. Commitments and Contingencies

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

NOTE 9. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2019 and 2018, the Company repurchased and subsequently retired 1.7 million shares for $40.0 million and 3.0 million shares for $77.2 million, respectively.

NOTE 10. Stock-Based Compensation

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. During the nine months ended September 30, 2019, the Company granted 212,000 PSUs at a weighted-average grant date fair value of $23.99 per unit. These PSUs require continued employee service. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the three-year performance period.

Restricted Stock Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. During the nine months ended September 30, 2019, the Company granted 572,000 RSUs at a weighted-average grant date fair value of $23.71 per unit.

NOTE 11. (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing Net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted (loss) earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. The computation of (Loss) earnings per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(426,157)	$15,797	$(441,214)	$29,452
Basic weighted-average common shares outstanding	66,769	69,652	67,043	70,900
Effect of dilutive stock-based compensation awards (1)	—	377	—	253
Diluted weighted-average common shares outstanding	66,769	70,029	67,043	71,153
(Loss) earnings per share, basic	$(6.38)	$0.23	$(6.58)	$0.42
(Loss) earnings per share, diluted	(6.38)	0.23	(6.58)	0.41

(1)

If the Company had been in a net income position, 0.9 million and 0.8 million potential common shares would have been excluded from diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2019, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 12. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. As of September 30, 2019, the Company’s scheduled future minimum lease payments under operating leases having initial or remaining noncancelable lease terms of more than one year, were as follows (in thousands):

Remaining three months of 2019	$1,255
2020	4,368
2021	4,014
2022	3,751
2023	3,850
Thereafter	35,117
Total minimum lease payments	52,355
Less: Imputed interest (1)	(18,155)
Present value of the minimum lease payments	34,200
Less: Current maturities of lease obligations	(1,930)
Long-term lease obligations	$32,270

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

As of September 30, 2019, the Company’s operating lease assets, included in Investments and other assets, were $17.2 million and operating lease liabilities were $34.2 million, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. Other information related to the Company’s operating leases for the three and nine months ended September 30, 2019 is as follows (in thousands, except percentage):

Income statement information:
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$960	$2,890
Short-term lease cost	298	1,018
Variable lease cost	(211)	1,757
Total lease cost	$1,047	$5,665

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Other information:

Cash paid for operating leases for the nine months ended September 30, 2019	$2,372
Weighted-average remaining lease term (in months) as of September 30, 2019	134
Weighted-average discount rate as of September 30, 2019	7.4%

NOTE 13. Income Taxes

The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 6.1% and 6.6% for the three and nine months ended September 30, 2019, respectively. The effective tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairment.

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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, our subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (“SEC”), available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

References in this discussion and analysis to “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

We are a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers. Through a portfolio of brands including Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com, we empower shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, we enable dealerships and manufacturers (“OEMs”) with innovative technical solutions and data-driven intelligence to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

In May 2017, we separated from our former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). Our common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

In the time since we became an independent company, we have developed and commenced a new, ongoing multi-year business strategy to better support sustainable long-term growth and market leadership. We believe we are making strides to transform from a traditional marketplace to a full-service marketing and technology solutions provider that is well positioned to lead in the online automotive retail sector. In 2018 and 2019, we accomplished many product, technology, sales and go-to-market changes designed to underpin a strategy aimed at achieving sustainable market leadership during an ever-changing environment in the automobile and automotive-advertising sectors.

In conjunction with our digital solutions strategy, in February 2018 we acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “DI Acquisition”). The post-DI Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire”. The results of operations for the three and nine months ended September 30, 2018 includes Dealer Inspire’s financial results for the post-DI Acquisition period of February 21, 2018 through September 30, 2018.

Overview of Results

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$152,090	$169,312	$454,495	$497,781
Net (loss) income (1)	(426,157)	15,797	(441,214)	29,452
Retail revenue as % of total revenue	96%	90%	92%	87%
Wholesale revenue as % of total revenue	4%	10%	8%	13%

(1)

The net loss for the three and nine months ended September 30, 2019 is primarily attributed to the $431.3 million (net of tax of $30.2 million) goodwill and indefinite-lived intangible asset impairment. In addition, the net loss in each period was impacted by the following costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance, transformation and other exit costs	$2,114	$175	$9,625	$1,272
Costs associated with stockholder activist campaign	905	2,869	8,825	7,766
Transaction-related costs (1)	—	897	4,623	12,030
Total	$3,019	$3,941	$23,073	$21,068

(1)

Transaction-related costs are certain expense items resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, (a) transaction-related bonuses and (b) expenses for advisors and representatives such as investment bankers, consultants, attorneys and accounting firms. Transaction-related costs may also include, without limitation, transition and integration costs such as retention bonuses and acquisition-related milestone payments to acquired employees, in addition to consulting, compensation and other incremental costs associated with integration projects.

2019 Highlights

Increases in Traffic. Traffic is critical to our business. Traffic to the Cars.com network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers. We have been diligently focused on growing our audience, the fundamental deliverable of any marketplace business.

In the third quarter of 2019, we had record organic Traffic growth. During this period, we achieved 27% growth in Traffic and 22% growth in Average Monthly Unique Visitors. Driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels, we have experienced consistent year-over-year Traffic growth since January 2018, and in August we recorded the highest-trafficked month in our history. In addition, we have been taking share of unique visitors from the competition throughout 2019.

New OEM Agreement. During the third quarter of 2019, we were selected as a preferred website provider to General Motors (“GM”). This allows us to begin selling our website solutions to more than 4,100 GM dealers. This program is non-exclusive and provides GM dealers a choice in provider for the first time in 15 years. Currently in the dealer enrollment phase, we expect to launch and begin recognizing revenue from GM website customers in Q1 2020. This new agreement provides us with the opportunity to substantially increase our current website customer base, which was approximately 3,000 as of September 30, 2019.

Affiliate Conversions. As of October 1, we have successfully converted all affiliates to our direct control. We amended five of our affiliate agreements (Gannett, the McClatchy Company (“McClatchy”), TEGNA, tronc, Inc. (“tronc”), and the Washington Post). The Belo affiliate agreement expired on October 1, 2019. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of (Loss) Income. For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Credit Agreement Amendment. In October 2019, we entered into an amendment to our credit agreement to increase the total net leverage covenant during the remaining term of the credit agreement while preserving the favorable pricing structure from the original agreement. The amendment increases our maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through maturity on May 31, 2022.

Completion of Strategic Alternatives Review. In August 2019, we announced the conclusion of the strategic alternatives review process first announced on January 16, 2019. The strategic alternatives review process was public, comprehensive and deliberate, lasting ten months. After extensive negotiations and discussions, no actionable proposals for a sale were available to us. As a result, our board of directors unanimously concluded that the best interests of our stockholders are served by continuing to focus on the execution of our strategic plan and opportunities to drive growth and stockholder returns as an independent public company. We remain open to all potential value-creating opportunities.

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

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Traffic (Visits)	144,378,000	113,751,000	27%	407,477,000	340,121,000	20%
Average Monthly Unique Visitors	23,080,000	18,926,000	22%	22,349,000	19,095,000	17%

Information regarding our Dealer Customers and Direct Monthly Average Revenue Per Dealer is as follows:

	September 30, 2019	September 30, 2018	% Change	June 30, 2019	% Change
Dealer Customers	18,635	20,407	(9)%	18,891	(1)%
Direct Monthly Average Revenue Per Dealer (1)	$2,174	$2,116	3%	$2,163	1%

(1)	Beginning in the first quarter of 2019, this key operating metric includes revenue from dealer websites and related digital solutions.

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

The growth in Traffic was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels. For the three and nine months ended September 30, 2019, mobile traffic accounted for 73% and 72% of total Traffic, respectively. For the three and nine months ended September 30, 2018, mobile traffic accounted for 68% and 66% of total Traffic, respectively.

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

The growth in UVs was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers declined 1% from June 30, 2019. Dealer Customers decreased, primarily due to a decline in direct marketplace customers, as well as the conversion of affiliate customers, partially offset by growth in digital solutions customers.

Total Dealer Customers declined 9% from September 30, 2018. Dealer Customers decreased, primarily due to higher cancellations of marketplace customers, partially offset by growth in digital solutions customers.

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

ARPD increased 1% from June 30, 2019, primarily driven by higher rates in converted affiliate markets.

ARPD increased 3% from September 30, 2018, primarily driven by the addition of dealer websites and related digital solutions, as 2018 ARPD did not include dealer websites and related digital solutions. ARPD excluding revenue from dealer websites and related digital solutions was $2,069, down 2% from the prior year.

Factors Affecting Our Performance. Our business is impacted by the ever-changing larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising solutions. We have observed softness in new car sales in the United States and reduced dealer profitability, which has impacted OEMs’ and dealerships’ willingness to increase spend with automotive marketplaces like Cars.com. Our success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our media offerings, and our continued integration of Dealer Inspire will be an important driver of our success. We are adapting our go-to-market sales and technology infrastructure, as described in the Sales and Technology Transformations discussions above, to support the execution of our strategy. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Increase
(In thousands, except percentages)	2019	2018	(Decrease)	% Change
Revenue:
Direct	$122,878	$119,510	$3,368	3%
National advertising	20,161	28,107	(7,946)	(28)%
Other	3,642	4,010	(368)	(9)%
Retail	146,681	151,627	(4,946)	(3)%
Wholesale	5,409	17,685	(12,276)	(69)%
Total revenue	152,090	169,312	(17,222)	(10)%
Operating expenses:
Cost of revenue and operations	25,089	23,808	1,281	5%
Product and technology	14,923	15,616	(693)	(4)%
Marketing and sales	50,789	55,825	(5,036)	(9)%
General and administrative	13,414	15,131	(1,717)	(11)%
Affiliate revenue share	5,158	4,097	1,061	26%
Depreciation and amortization	28,970	26,504	2,466	9%
Goodwill and intangible asset impairment	461,463	—	461,463	***%
Total operating expenses	599,806	140,981	458,825	***%
Operating (loss) income	(447,716)	28,331	(476,047)	***%
Nonoperating (expense) income:
Interest expense, net	(7,712)	(7,005)	(707)	10%
Other income, net	1,402	65	1,337	***%
Total nonoperating expense, net	(6,310)	(6,940)	630	(9)%
(Loss) income before income taxes	(454,026)	21,391	(475,417)	***%
Income tax (benefit) expense	(27,869)	5,594	(33,463)	***%
Net (loss) income	$(426,157)	$15,797	$(441,954)	***%

*** Not meaningful

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to dealer customers. Direct revenue is our largest revenue stream, representing 80.8% and 70.6% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Direct revenue increased by $3.4 million, or 3%, compared to the prior year.

During 2018, we amended our affiliate agreements with McClatchy, tronc and the Washington Post to convert all of these affiliate markets prior to the expiration dates of the original affiliate agreements. During the three months ended September 30, 2019, we entered into agreements to convert the Gannett and TEGNA affiliate markets approximately one year in advance of the contracts’ expiration dates. During the three months ended September 30, 2019, the affiliate market conversions contributed an incremental $14.2 million to Direct revenue measured at the month of each of the conversions, while reducing Wholesale revenue by $9.6 million (of which $0.5 million relates to the Unfavorable contracts liability amortization). For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Also included in Retail revenue is revenue from dealer websites and related digital solutions and digital marketing services, which together grew 25% year over year.

These increases were partially offset by a 7% decline in direct dealer customers and a 2% decline in ARPD, excluding dealer websites and related digital solutions, from September 30, 2018.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive adjacencies. National advertising revenue represents 13.3% and 16.6% of total revenue for the three months ended September 30, 2019 and 2018, respectively. National advertising revenue declined 28%, as OEMs reduced their full year 2019 upfront commitments, reduced their advertising budgets and shifted their spending to programmatic. Incremental sales to OEMs have been lower in volume and rate.

Wholesale Revenue. Wholesale revenue represents the fees we charge for marketplace and digital solutions sold to dealers by affiliates. The fees represent approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represents 3.6% and 10.4% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Wholesale revenue decreased $12.3 million primarily due to affiliate market conversions from Wholesale revenue ($9.6 million, which includes $0.5 million of Unfavorable contracts liability amortization) to direct revenue ($14.2 million). Excluding the affiliate market conversions, Wholesale revenue was impacted by a 17% decline in affiliate dealer customers. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenue and operations expense represents 16.5% and 14.1% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Cost of revenue and operations expense increased $1.3 million, primarily due to growth in dealer websites and related digital solutions.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 9.8% and 9.2% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Product and technology expense decreased $0.7 million, primarily due to lower compensation costs related to the Technology Transformation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expenses represent 33.4% and 33.0% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Marketing and sales expense decreased $5.0 million, primarily due to lower personnel-related costs as a result of the Sales Transformation.

General and administrative. General and administrative expense primarily consists of compensation costs for the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 8.8% and 8.9% of total revenue for the three months ended September 30, 2019 and 2018, respectively. General and administrative expense decreased $1.7 million and 11% versus the prior year. During the three months ended September 30, 2019 and 2018, General and administrative expense included the following costs (in thousands):

	Three Months Ended September 30,
	2019	2018
Severance, transformation and other exit costs	$2,114	$175
Costs associated with stockholder activist campaign	905	2,869
Transaction-related costs (1)	—	897
Total	$3,019	$3,941

(1)

Transaction-related costs are certain expense items resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, (a) transaction-related bonuses and (b) expenses for advisors and representatives such as investment bankers, consultants, attorneys and accounting firms. Transaction-related costs may also include, without limitation, transition and integration costs such as retention bonuses and acquisition-related milestone payments to acquired employees, in addition to consulting, compensation and other incremental costs associated with integration projects.

Excluding these costs, general and administrative expense decreased $0.8 million and 7% versus the prior year.

Affiliate revenue share. Affiliate revenue share expense represents payments made to affiliates pursuant to our affiliate agreements and amortization of the Unfavorable contracts liability related to converted markets. Affiliate revenue share expense increased $1.1 million, primarily due to the additional markets converted during the last twelve months. A summary of Affiliate revenue share expense is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Affiliate revenue share expense, gross	$11,017	$9,484
Less: Amortization of the Unfavorable contracts liability	(5,859)	(5,387)
Affiliate revenue share expense, as reported	$5,158	$4,097

For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 9%, primarily due to the reduction of the useful lives of certain assets related to the Technology Transformation.

Goodwill and intangible asset impairment. We determined there was a triggering event, primarily caused by a sustained decrease in our stock price after the completion of the strategic alternatives review process, and performed an interim quantitative impairment test as of September 1, 2019. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, we recorded an impairment of $379.2 million and $82.3 million, respectively. For information related to the impairment, see Note 4 (Goodwill and Indefinite-lived Intangible Asset) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense, net. Interest expense, net increased, primarily due to additional interest expense associated with the interest rate swap. For information related to our interest rate swap, see Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax (benefit) expense as a percentage of Income before income tax, was 6% for the three months ended September 30, 2019 and differed from the U.S. federal statutory rate of 21%, primarily due to the impairment of goodwill.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Increase
(In thousands, except percentages)	2019	2018	(Decrease)	% Change
Revenue:
Direct	$349,162	$336,521	$12,641	4%
National advertising	59,752	82,155	(22,403)	(27)%
Other	11,215	12,152	(937)	(8)%
Retail	420,129	430,828	(10,699)	(2)%
Wholesale	34,366	66,953	(32,587)	(49)%
Total revenue	454,495	497,781	(43,286)	(9)%
Operating expenses:
Cost of revenue and operations	74,987	64,293	10,694	17%
Product and technology	48,125	51,215	(3,090)	(6)%
Marketing and sales	164,872	180,168	(15,296)	(8)%
General and administrative	59,265	53,704	5,561	10%
Affiliate revenue share	9,788	11,193	(1,405)	(13)%
Depreciation and amortization	86,761	77,154	9,607	12%
Goodwill and intangible asset impairment	461,463	—	461,463	***%
Total operating expenses	905,261	437,727	467,534	***%
Operating (loss) income	(450,766)	60,054	(510,820)	***%
Nonoperating (expense) income:
Interest expense, net	(22,989)	(20,305)	(2,684)	13%
Other income, net	1,530	76	1,454	***%
Total nonoperating expense, net	(21,459)	(20,229)	(1,230)	6%
(Loss) income before income taxes	(472,225)	39,825	(512,050)	***%
Income tax (benefit) expense	(31,011)	10,373	(41,384)	***%
Net (loss) income	$(441,214)	$29,452	$(470,666)	***%

*** Not meaningful

Retail Revenue—Direct. Direct revenue is our largest revenue stream, representing 76.8% and 67.6% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Direct revenue increased by $12.6 million, or 4%, compared to the prior year.

During 2018, we amended our affiliate agreements with McClatchy, tronc and the Washington Post to convert all of these affiliate markets prior to the expiration dates of the original affiliate agreements. During the nine months ended September 30, 2019, we entered into agreements to convert the Gannett and TEGNA affiliate markets, approximately one year in advance of the contracts’ expiration dates. During the nine months ended September 30, 2019, the affiliate market conversions contributed an incremental $33.9 million to Direct revenue measured at the month of each of the conversions, while reducing Wholesale revenue by $26.4 million (of which $4.6 million relates to the Unfavorable contracts liability amortization). For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Also included in Retail revenue is dealer websites and related digital solutions and digital marketing services, which grew 56% year over year or 27% on a pro forma basis, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

These increases were partially offset by a 7% decline in direct dealer customers and a 2% decline in ARPD, excluding dealer websites and related digital solutions, from September 30, 2018.

Retail Revenue—National Advertising. National advertising revenue represents 13.1% and 16.5% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. National advertising revenue declined 27%, as OEMs reduced their full year 2019 upfront commitments, reduced their advertising budgets and shifted their spending to programmatic. Incremental sales to OEMs have been lower in volume and rate.

Wholesale Revenue. Wholesale revenue represents 7.6% and 13.5% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Wholesale revenue decreased 49%, primarily due to affiliate market conversions from Wholesale revenue ($26.4 million, which includes $4.6 million of Unfavorable contracts liability amortization) to Direct revenue ($33.9 million). Excluding the affiliate market conversions, Wholesale revenue was impacted by a 17% decline in affiliate dealer customers. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense represents 16.5% and 12.9% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Cost of revenue and operations expense increased $10.7 million, primarily due to product mix and higher third-party costs, principally due to growth in dealer websites and related digital solutions and new product offerings and the full nine-month impact of Dealer Inspire.

Product and technology. Product and technology expense represents 10.6% and 10.3% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Product and technology expense decreased $3.1 million, primarily due to lower compensation costs as a result of the Technology Transformation, partially offset by the full nine-month impact of Dealer Inspire.

Marketing and sales. Marketing and sales expense represents 36.3% and 36.2% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Marketing and sales expense decreased $15.3 million, primarily due to lower personnel-related costs as a result of the Sales Transformation.

General and administrative. General and administrative expense represents 13.0% and 10.8% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expenses increased $5.6 million and 10% versus the prior year. During the nine months ended September 30, 2019 and 2018, General and administrative expense included the following costs (in thousands):

	Nine Months Ended September 30,
	2019	2018
Severance, transformation and other exit costs	$9,625	$1,272
Costs associated with stockholder activist campaign	8,825	7,766
Transaction-related costs (1)	4,623	12,030
Total	$23,073	$21,068

(1)

Transaction-related costs are certain expense items resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, (a) transaction-related bonuses and (b) expenses for advisors and representatives such as investment bankers, consultants, attorneys and accounting firms. Transaction-related costs may also include, without limitation, transition and integration costs such as retention bonuses and acquisition-related milestone payments to acquired employees, in addition to consulting, compensation and other incremental costs associated with integration projects.

Excluding these costs, general and administrative expense increased $3.6 million and 11% versus the prior year, primarily due to increased personnel-related costs consistent with our growth in our digital solutions business.

Affiliate revenue share. Affiliate revenue share expense decreased $1.4 million, primarily due to a $4.6 million increase in the benefit from the amortization of the Unfavorable contracts liability related to the converted affiliate markets, which is recorded as a reduction of Affiliate revenue share expense, rather than Wholesale revenue. This was partially offset by an increase in Affiliate revenue share expense primarily due to the additional markets converted during the last twelve months.

A summary of Affiliate revenue share expense is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Affiliate revenue share expense, gross	$27,315	$24,101
Less: Amortization of the Unfavorable contracts liability	(17,527)	(12,908)
Affiliate revenue share expense, as reported	$9,788	$11,193

For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased 12%, primarily due to the reduction of the useful lives of certain assets related to the Technology Transformation and the full nine-month impact of the DI Acquisition.

Goodwill and intangible asset impairment. We determined there was a triggering event, primarily caused by a sustained decrease in our stock price after the completion of the strategic alternatives review process, and performed an interim quantitative impairment test as of September 1, 2019. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus we recorded an impairment of $379.2 million and $82.3 million, respectively. For information related to the impairment, see Note 4 (Goodwill and Indefinite-lived Intangible Asset) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense, net. Interest expense, net increased, primarily due to higher rates due to the interest rate swap and the full nine-month impact of interest related to the borrowing utilized to fund the DI Acquisition. For information related to our Term and Revolving Loans and interest rate swap, see Note 5 (Debt) and Note 6 (Interest Rate Swap), respectively, to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax (benefit) expense as a percentage of Income before income tax, was 7% for the nine months ended September 30, 2019 and differed from the U.S. federal statutory rate of 21%, primarily due to the impairment of goodwill.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive operating cash flows in 2019 and 2018 which, along with our Term and Revolving Loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we may raise additional funds through other public or private debt or equity financings. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. As of September 30, 2019, cash and cash equivalents were $19.8 million.

Term Loan and Revolving Loan. As of September 30, 2019, the outstanding principal amount under the Term Loan was $396.6 million, with an interest rate of 4.5%, including the impact of the interest rate swap. The outstanding borrowings under the Revolving Loan were $270.0 million, with an interest rate of 3.9%. During the nine months ended September 30, 2019, we made $19.7 million in mandatory Term Loan payments and $10.0 million in voluntary Revolving Loan payments, net of borrowings. As of September 30, 2019, $180.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our total net leverage ratio, which is calculated in accordance with our credit agreement, and was 3.4 to 1.0 as of September 30, 2019. In October 2019, we entered into an amendment to our credit agreement to increase the total net leverage covenant during the remaining term of the credit agreement while preserving the favorable pricing structure from the original agreement. The amendment increased our maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the term loan and the revolving loan on May 31, 2022.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing, we entered into an interest rate swap agreement (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our credit agreement, on a notional amount of $300 million. As of September 30, 2019, the fair value of the Swap was an unrealized loss of $11.9 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other liabilities on the Consolidated Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated other comprehensive (loss) income until reclassed to Interest expense, net in the same period the hedge transaction impacts earnings.

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock over a two year period. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. During the nine months ended September 30, 2019 and 2018, we repurchased and subsequently retired 1.7 million shares for $40.0 million and 3.0 million shares for $77.2 million, respectively.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$80,550	$121,081	$(40,531)
Investing activities	(16,008)	(167,119)	151,111
Financing activities	(70,232)	43,284	(113,516)
Net change in cash and cash equivalents	$(5,690)	$(2,754)	$(2,936)

Operating Activities. The decrease in cash provided by operating activities was primarily related to the reduction of net income, excluding the impact of non-cash items, partially offset by changes in operating assets and liabilities. In addition, the net loss for the nine months ended September 30, 2019 and the net income for the nine months ended September 30, 2018 was impacted by the following costs (in thousands):

	Nine Months Ended September 30,
	2019	2018
Severance, transformation and other exit costs	$9,625	$1,272
Costs associated with stockholder activist campaign	8,825	7,766
Transaction-related costs (1)	4,623	12,030
Total	$23,073	$21,068

(1)

Transaction-related costs are certain expense items resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, (a) transaction-related bonuses and (b) expenses for advisors and representatives such as investment bankers, consultants, attorneys and accounting firms. Transaction-related costs may also include, without limitation, transition and integration costs such as retention bonuses and acquisition-related milestone payments to acquired employees, in addition to consulting, compensation and other incremental costs associated with integration projects.

Investing Activities. The decrease in cash used in investing activities is primarily due to the DI Acquisition in February 2018, partially offset by an increase in purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2019, cash used in financing activities is primarily related to $40.0 million in share repurchases and $29.7 million of loan repayments, net of borrowings, of which $10.0 million was voluntarily paid. During the nine months ended September 30, 2018, cash provided by financing activities is primarily due to net revolving loan borrowings of $140.0 million, principally related to the DI Acquisition in February 2018, partially offset by $77.2 million in share repurchases. For information related to our Term and Revolving Loans, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Polices) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2019, there have been no changes to our critical accounting policies.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included with Exhibit 101 attachments)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 6, 2019	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Becky A. Sheehan
Becky A. Sheehan
Chief Financial Officer