Form 10-K
period 2019-12-31
Cars.com Inc.
filed 2020-02-26
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37869

Cars.com Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3693660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 S. Riverside Plaza, Suite 1000 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 601-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CARS	The New York Stock Exchange

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

At June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,314,771,840 based on the closing sale price of common stock on such date of $19.72 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2020 was 66,810,957.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 14, 2020, are incorporated by reference into Part III of this Report.

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

Item 1. Business. Cars.com Inc., a Delaware corporation, and its consolidated subsidiaries are referred to here as “CARS,” the “Company,” “our,” “us” or “we,” unless the context indicates otherwise. CARS conducts all of its operations through its wholly owned subsidiaries.

Overview. We are a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers and original equipment manufacturers (“OEM”s). Our marketplace empowers shoppers with the resources and information to make confident car buying decisions, while our digital solutions and technology platform helps sellers improve operational efficiency, profitability and sales. Our portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, NewCars.com and PickupTrucks.com.

Marketplace. The CARS marketplace consists of a fully-responsive website that is accessible on a user’s device of choice as well as the No. 1 downloaded and rated mobile application in our category. It features a database of 4.5 million new and used vehicle listings, more than eight million consumer and expert reviews, a significant news and research section, consisting of original editorial content from a team of automotive experts, and several pricing, comparison and research tools to help guide shoppers on their path to purchase. Recently launched shopper solutions include:

•

Matchmaker: More than 70 percent of early-stage car shoppers are undecided about make and model, and yet all car search sites begin the same way: by asking consumers to select make or model. In 2018, Cars.com launched “Matchmaker,” a new, simple search experience powered by machine learning that helps match undecided shoppers with the best car for them based on their individual lifestyle and preferences.

•

Pricing Tools: In addition to a pricing calculator and intuitive price comparison tool featured on each vehicle details page, we also offer a series of deal badges to help shoppers understand how well a particular vehicle is priced within the market they are shopping. Our deal badges consider several different factors impacting a vehicle’s value, including its condition, ownership history, popular features and market factors. Our “Hot Car” badge leverages predictive analytics to determine how quickly a vehicle will sell. We analyze over 50 factors affecting vehicle supply, demand and pricing on a market level to alert shoppers of exceptional deals and encourage them to act now.

•

Salesperson Connect: In 2017, we became the first marketplace to offer dealership salespeople reviews with the launch of Salesperson Connect. The feature allows shoppers to read salesperson related reviews, select and connect with a salesperson before ever stepping foot on a dealership lot.

Digital Solutions & Technology Platform. As we expand beyond an inventory listings provider to a full-service digital solutions provider, bolstered by our acquisitions of Dealer Inspire and DealerRater, our offerings and value proposition for both shoppers and sellers has strengthened. Dealer Inspire, acquired in 2018, is an automotive technology leader that provides market-leading websites, technology solutions and advertising services to dealers across the United States and Canada. DealerRater, acquired in 2016, is one of the nation’s leading sources of user-generated reviews of both automobile dealers and dealership salespeople. Through DealerRater, we help dealerships establish and manage their reputations. DealerRater’s six million reviews are syndicated across a variety of platforms (including Cars.com), reaching more than 40 million consumers, digitally, each month.

Digital Advertising. We offer dealers and manufacturers a variety of digital advertising services and solutions, including our core inventory listings package, display advertising, social media advertising, video marketing, paid search and email marketing.

History. CARS was established in 1998 as part of a joint venture formed by a number of leading newspaper and broadcast companies that realized their historic classified advertising businesses were being eroded as advertising began to move to the Internet. In 2014, one of the joint ventures, Gannett Co., Inc. (“Gannett”) acquired the interests of the other joint venturers, and we became a wholly-owned subsidiary of Gannett. On May 31, 2017, Gannett, which had changed its name to TEGNA Inc. (“TEGNA”), effected a spin-off of Cars.com along with the DealerRater business that it had acquired in 2016 (the “Spin”), creating Cars.com Inc. and distributing 100% of our common stock to TEGNA’s shareholders. On June 1, 2017, our common stock began trading on the New York Stock Exchange (the “NYSE” under the ticker symbol “CARS”). In February 2018, we acquired the stock of privately held Dealer Inspire Inc. and, substantially all the assets of Launch Digital Marketing LLC, which provided the digital marketing services now offered by Dealer Inspire.

Industry Dynamics. CARS operates in the large and growing automotive advertising and technology solutions market. According to the Borrell Associates’ 2018 Automotive Outlook report, approximately 67% of the $34 billion U.S. auto advertising industry is spent on digital marketing. Over the next five years, advertising for the automotive industry is expected to grow to approximately $37 billion, with digital advertising expected to reach 74% of the overall market spend over the same period. Furthermore, dealers spend three times more on solutions than marketing, according to the same report.

Automotive dealers are facing increasing market pressures to become more competitive in attracting car buyers. Margins are compressing while consumer expectations are growing. Dealers are investing more on technology solutions and their first-party platforms (their own websites). CARS is the only combined marketplace and solutions provider in the market today. Moving beyond a pure marketplace model to a comprehensive, multi-faceted sales-oriented suite of tools and solutions, with one of the biggest online marketplaces as its crown jewel, allows for unique product offerings that cannot be found or emulated by any competitor.

For shoppers, buying a car is one of life’s most significant and researched decisions. According to a 2018 Mintel study, two out of three car shoppers believe buying a vehicle is stressful. Numerous product options with opaque, negotiable prices and gaps in the online-to-offline shopping experience add complexity to an already overwhelming decision-making process. Consumers want an improved shopping experience. Automotive marketplaces help car shoppers research and facilitate their car purchase. According to the 2018 Car Buyer Journey study conducted by IHS Markit, nearly 80% of car shoppers utilize third-party sites such as Cars.com and spend more than 60% of their research time on these sites.

We see an opportunity to continue to address pain-points for both car shoppers and sellers. CARS makes shopping easier by providing the tools and information needed to better prepare consumers for the visit to the dealership lot, and we deliver solutions that drive efficiency, profitability and improved sales for sellers.

Our Business

Customers. Our core customers are car dealerships and automotive manufacturers. 84.3% of our revenue is generated from car dealerships, while 13.3% comes from manufacturers and national advertisers and 2.4% is generated from customers within peer industries.

•	Dealer Customers. As of December 31, 2019, we served 18,834 dealer customers, including both franchise dealers and independent dealers, in all 50 states.

•	Manufacturers. As of December 31, 2019, we served all but one of the major automakers selling vehicles in the United States.

Shoppers. Attracting ready-to-buy car shoppers to our marketplace is crucial to meeting the needs of our automotive customers. We believe we are the category leaders in organic traffic and the vast majority of our traffic is organic. Eight out of ten consumers who visit Cars.com intend to purchase a vehicle, and we believe we have some of the category’s strongest site engagement.

Solutions. We generate revenue primarily through the sale of online subscription advertising products to car dealer customers, which enable dealers access to our high-quality, in-market audience of car shoppers through their vehicle inventory listing. The growth of our solutions business has become a core focus for us. Some of our core digital solutions and technology products for customers include:

•

Marketplace Subscription Advertising. We sell marketplace subscription advertising to dealer customers through varying levels of subscription packages. Our subscription packages provide the dealer customer’s available new and used vehicle inventory to in-market shoppers on the Cars.com website. We also offer our customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs.

•

Display Advertising. Our display advertising business helps dealers and manufacturers alike extend their reach and stand out from their competition in front of a large audience of in-market car shoppers. Our geographically targeted advertising served on desktop and mobile helps retailers increase brand awareness and promote inventory. Beyond our core Cars.com platform, we offer audience extension products which allow dealers and manufacturers to extend their reach and deliver targeted display advertising based on location and desired vehicle type on other advertising networks.

•

Social Selling. In 2018, CARS pioneered the use of social media platforms to sell cars by launching multiple solutions for both dealers and manufacturers to connect with a new audience and sell more cars. For dealers, we offer Cars Social and Social Sales Drive. Cars Social serves native advertisements displaying real-time inventory to consumers on Facebook and Instagram and leverages Cars.com’s valuable first-party audience data to target shoppers. Social Sales Drive helps dealers extend the reach of their Cars.com used vehicle listings onto Facebook Marketplace (where we manage over 375,000 listings as of December 31, 2019) and seamlessly connects dealers with shoppers via Dealer Inspire’s AI-powered chat tool embedded into Facebook Messenger. For manufacturers, we offer Social Extension, Social Link and Social Data, digital advertising products that serve static, creative assets to consumers on Facebook and Instagram, and enable manufacturers to access Cars.com’s invaluable first-party audience data of 22.6 million average monthly unique visitors.

•

Website Platform Hosting. A six-time Automotive Website Award Pinnacle Platform Winner, our advanced website platform is the core of our connected ecosystem of solutions that make automotive retail faster, easier, and smarter from search to signature. Built on a customizable platform and designed with user behavior data, our websites are set apart by advanced technologies that drive modern consumers toward purchase decisions.

•

Review & Reputation Management. We are the largest dealer review platform in the industry, with over eight million consumer and expert reviews. Our reputation management solutions enable dealers to build, measure, monitor and manage their review programs.

•

Digital Retailing. Online Shopper™ is our digital retailing solution that allows shoppers to customize and compare payments across multiple vehicles to make real buying decisions with dealers’ inventory. A “Garage” feature allows consumers to save vehicles, customize and compare their payments side-by-side, add finance and insurance products and aftermarket accessories, and checkout for delivery or pick-up in just three easy steps.

•

Proprietary Reporting. Our platform was first built in 2012 to provide dealers with transparent ROI on their website and marketing performance, and advanced reporting continues to enhance the dealer software — including Roxanne™ event-based attribution and customer models, as well as the brand-new PRIZM™ dashboard with proactive data alerts.

•

AI Chat Tool. With AI technology and managed chat support to instantly respond to all incoming messages 24/7, Conversations™ turns chats into customers. Conversations is built to connect today’s car shoppers with dealerships — wherever, whenever, and however they want to shop.

Key Differentiators. Our strategy is to drive efficiencies in the automotive industry by uniting media, solutions and data. We believe that our business has many competitive advantages, including:

•

A Powerful Family of Brands with Industry-Leading Fundamentals. Cars.com is synonymous with car shopping. Among our competitive set, we rank No. 1 in brand awareness, according to Millward Brown, a global leader in brand strategy consulting.

We are trusted as a reliable partner for car buyers and sellers. Dealer Inspire is widely recognized as an industry innovator who has propelled the future of automotive retail for sellers. In 2019, Dealer Inspire earned 9.5 out of 10 in a customer satisfaction survey. DealerRater is the No. 1 dealer review platform in the industry. Together, Cars.com, Dealer Inspire and DealerRater are a strong force delivering the only combined digital marketplace and solutions provider in the market today.

•

A Growing, High-Quality Audience. We have made strategic investments in technology and marketing to deliver what we believe is the industry’s most qualified audience of car shoppers. And as a result, we have seen 24 months of consecutive year-over-year traffic growth. As of December 31, 2019, the CARS network had more than 550 million annual site visits with nearly 23 million average monthly unique visitors. In December 2019, traffic was up 42%, and we ended the year with traffic up 24%, year-over-year. Notably, according to a third-party report, in late 2019, CARS became the No. 1 leader in SEO traffic in our category, with 45% growth year-over-year in December. As the category URL with a trusted consumer brand, the majority of our traffic is generated organically. Over the past 20 years, we have made more than half a billion connections between car shoppers and sellers and more than 80% of our audience is in market to buy a car, compared to a fraction of the general population. The average days to a car purchase is under 60 days, while 46% of our audience plans to buy within 30 days. Thus, we offer unique reach for advertisers and attract automotive manufacturers and dealerships seeking digital platforms for impactful campaigns.

•

A Growing Suite of Digital Solutions for Advertisers. Our robust solutions portfolio is an important pillar of our strategy and a key differentiator versus our competitors. Our seller solutions and technology help sellers expand their influence and engagement with consumers across the entire purchasing journey, increase operational efficiency, boost sales and profitability. Our solutions reinforce the value of each item in our portfolio, which is important as shoppers rely on multiple digital touchpoints before they make a purchase. For instance, Dealer Inspire enables dealers to improve their own website platforms with technologies such as voice search and add-on solutions such as digital retailing tools and connected real-time dashboards measuring marketing effectiveness. DealerRater offers automotive retailers a platform for publishing reviews, ratings, and background on their salespeople, which is crucial at a time when customers across all industries rely on ratings and reviews before making purchases.

•

Mobile App Leadership. Cars.com has seen steady growth in mobile traffic, consistent with the increasing use of mobile devices in car shopping. The Cars.com app is the No. 1 downloaded app in our category for both iOS and Android devices. Our mobile leadership benefits dealer customers in a number of ways. For instance, our On the Lot patented technology shares data-driven insights with dealers about how consumers use their mobile devices to research our marketplace while physically on or near a dealership lot.

Intellectual Property. We protect our intellectual property and our brand using various intellectual property laws and through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents, as well as contractual provisions and confidentiality procedures. We have registered and unregistered U.S. and international trademarks, service marks, domain names and copyrights. We have filed patent applications and acquired patents in the U.S. and foreign countries covering certain of our proprietary technology and intend to pursue additional patent protection to the extent we believe it will be beneficial and cost-effective.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. In addition, we control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Regulatory Matters. Various aspects of our business and the solutions we offer are or may be subject to a continually expanding and evolving range of local, state, federal and international regulation.

In particular, the advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell motor vehicles, the dealers from which we derive a significant portion of our revenue do sell them. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which motor vehicles are advertised and sold generally are directly applicable to our business model.

By providing a medium through which users can post content and communicate with one another using text messages and other mobile phone communications, our business is subject to laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, such as the Telephone Consumer Protection Act, the CAN-SPAM Act, and similar state consumer protection laws.

Our digital solutions products may be subject to laws governing accessibility, intellectual property ownership, obscenity, libel, and privacy, among other issues.

In addition, we are subject to numerous federal, national, state, and local laws and regulations in the United States and internationally regarding privacy and the collection, processing, storage, sharing, disclosure, use, and protection of personal information and other data, such as the Gramm-Leach-Bliley Act or the California Consumer Privacy Act. While the scope of these laws and regulations is changing and remains subject to differing interpretations, we seek to comply with industry standards and all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties.

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

Employees. As of December 31, 2019, we had approximately 1,500 full-time employees. We also engage contractors to support our operations. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors.

The following risk factors should be considered carefully, together with all of the other information contained in this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, when evaluating our business and any forward-looking statements or other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, results of operations, financial condition and the actual outcome of matters as to which statements are made. The risks and uncertainties described in this report are not the only ones we face. Other risks or uncertainties, which are not currently known to us or that we believe are immaterial, also may adversely affect our business, operating results, and financial condition.

Risks Related to Our Business

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, health or similar issues, such as pandemic or epidemic, and increased unemployment. In addition, the use of ride-sharing and the development of autonomous vehicles could erode the demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents. Though our current customer bases, revenue sources and operations are substantially limited to the United States, our business may be negatively affected by challenges to the global automotive ecosystem and other macroeconomic issues.

We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations or financial condition.

We face significant competition from companies that provide listings, information, lead generation, websites and car-buying services designed to reach consumers and enable dealers to reach these consumers. Our competitors offer various products and services that compete with us, including:

•	Internet search engines and online automotive sites such as Google, Facebook, Craigslist, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, CarGurus.com, NADAGuides.com and TrueCar.com
•	Sites operated by automobile sellers (traditional and digital) and OEMs
•	Providers of offline, membership-based car-buying services such as the Costco Auto Program
•	Website and digital advertising providers

We compete with many of the above-mentioned companies and other companies for a share of a car dealer’s overall marketing budget. To the extent that car dealers view alternative marketing and media strategies to be superior, we may not be able to maintain or grow the number of dealers in our network. In addition, new competitors may enter the online automotive retail industry with competing products and services.

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

In addition, if any of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially and adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may materially and adversely affect our business, results of operations or financial condition.

If we fail to maintain or increase our base of subscribing dealers that purchase our solutions or to increase our revenue from subscribing dealers, our business, results of operations or financial condition may be materially and adversely affected.

Our revenue model generally employs a base package subscription fee with the opportunity for dealer customers to purchase product enhancements or short-term premium services. The higher-priced product enhancements and short-term premium services offer more features than what is included in the standard packages. Our ability to increase revenue from currently subscribing dealers depends, in part, on the ability of our sales force to demonstrate the value and benefits of the additional features of our product enhancements and short-term premium services to our subscribing dealers and to persuade them to purchase the higher-priced enhancements and services. Subscribing dealers do not have long-term obligations to purchase or renew subscriptions or product enhancements and premium services. Consequently, if subscribing dealers do not renew their subscriptions or continue to purchase product enhancements and premium services, or if we experience significant attrition of subscribing dealers or are unable to attract new dealers in numbers greater than the number of subscribing dealers that we lose, our revenue will decrease and our business, results of operations or financial condition may be materially and adversely affected.

We compete with other consumer automotive websites and mobile applications and other digital content providers for share of automotive-related digital advertising spending and may be unable to maintain or grow our base of advertising customers or increase our revenue from existing advertisers.

In addition to revenue from marketplace subscriptions, we generate significant revenue from third-party national advertising. In 2019, 2018 and 2017, 13%, 16% and 18%, respectively, of our revenue was generated by the sale of national advertising and the sale of leads to OEMs. Although the shift in advertising spending away from traditional advertising methods to digital advertising methods provides greater opportunity for us, competition to capture share of the total digital automotive advertising spend has increased and may continue to increase due to the attractive projected growth of digital automotive advertising spend and low barriers to entry in the online automotive classifieds and related digital automotive advertising markets.

We may face significant challenges in convincing our advertising customers, including brand advertisers and OEMs, to expand their advertising on our sites and mobile applications in the face of growing competition, which could hurt our ability to grow our third-party advertising revenue. For example, there are a limited number of OEMs, most of which already advertise on our sites. To grow our advertising revenue from these OEMs, we may need to increase the portion of OEMs’ digital advertising budgets that we currently receive. If the rate of renewal for our advertising customers decreases, OEMs or other national advertisers reduce their marketing spend, we experience a significant decrease in advertising spending, the number of advertising impressions on our sites or mobile applications declines for any reason, we are unable to attract new advertisers in numbers greater than the number of advertisers we lose or we are not able to raise rates or to increase our share of advertising revenue from dealers and other advertisers, our revenue will decrease and our business, results of operations or financial condition may be materially and adversely affected.

Market acceptance of and influence over certain of our products and services is concentrated in a limited number of automobile OEMs and dealership associations, and we may not be able to maintain or grow these relationships.

Although the automotive retail industry is fragmented, a relatively small number of OEMs, dealership associations, and their program administrators exert significant influence over the market acceptance of automotive products and services due to their concentrated purchasing activity, their endorsement or recommendation of specific products and services, their provision co-operative advertising money to dealers, and/or their ability to define technical standards and certifications or marketing guidelines. For example, many of our website solutions are provided pursuant to OEM-designated endorsement or preferred vendor programs. While automotive dealers are generally free to purchase the solutions of their choosing, when an OEM has endorsed or certified a provider of products or services to its associated franchised dealers and if our solutions lack such certification or endorsement, adoption or retention of our products and services among the franchised dealers of such OEM could be materially impaired.

We may face difficulties in transitioning from a marketplace platform to a full-service solutions provider that helps automotive brands and dealers create enduring customer relationships.

We continue to expand the nature and scope of our offerings to our customers and have expanded our service offerings to incorporate digital solutions that use social, mobile and web-based technologies. Our ability to effectively offer a wide breadth of end-to-end business solutions depends on our ability to attract existing or new clients to our new service offerings. The market for end-to-end solutions is highly competitive. We cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract clients to these service offerings. The inherent difficulty of developing or implementing new service offerings and significant competition in the markets for these end-to-end services may affect our ability to market these services successfully.

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

We rely on in-house content creation and development to drive traffic to the CARS sites and mobile applications.

We rely on our in-house editorial content team to continually develop content of use and interest to consumers in order to drive traffic to the CARS sites and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to facilitate our creation of independent and unbiased coverage of the automotive landscape. Our internally developed content focuses primarily on consumer purchasing and ownership advice and analysis of consumer automotive purchasing and ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which would lead to less distinctive content on our sites and increased operating costs. Additionally, if we are unable to continue providing the same level of high-quality, unique consumer content, consumer traffic across the CARS sites and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the CARS sites and mobile applications, and recognizing less value for their digital advertising spend. As a result, dealers may not continue to list their vehicles on the CARS sites and mobile applications. Similarly, decreased traffic due to a failure to continue developing unique content in-house may cause national advertisers such as OEMs to shift their digital advertising spend to sites with higher traffic. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

We rely in part on Internet search engines and mobile application download stores to drive traffic to the CARS sites and mobile applications. If the CARS sites and mobile applications fail to appear prominently in these search results, traffic to the CARS sites and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.

We depend, in part, on Internet search engines such as Google to drive traffic to the CARS sites. For example, when a user types the make and model of a specific automobile or a generic phrase, such as “automobile prices,” into an Internet search engine, we rely on a high organic search ranking of the CARS sites in these search results to drive user traffic. However, our ability to maintain these high search result rankings is not fully within our control. For example, our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than us, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. In addition, Internet search engines could provide automobile dealer and pricing information directly in search results or choose to align with our competitors or develop competing services. The CARS sites have experienced fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

Additionally, we depend in part on mobile application download stores such as the Apple App Store and Google Play to direct traffic towards CARS’ mobile applications. When a mobile device user searches in a mobile application download store for “car buying app” or a similar phrase, we rely on both a high search ranking and consumer brand awareness to drive consumers to select and download CARS mobile applications instead of those of our competitors. However, our ability to maintain high, nonpaid search result rankings in mobile application download stores is not fully within our control. Our competitors’ mobile application download store search optimization efforts may result in their mobile applications receiving a higher result ranking than that of Cars.com, or mobile application download stores could revise their methodologies in a way that would adversely affect our search result rankings.

If Internet search engines or mobile application download stores modify their search algorithms in ways that negatively impact traffic to the CARS sites or CARS mobile apps, or if the search engine or mobile application download store optimization efforts of our competitors are more successful than our own efforts, overall growth in our user base could slow or the user base could decline.

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

We rely on technology systems’ availability and ability to prevent unauthorized access. If our security and resiliency measures fail to prevent incidents, it could result in damage to our reputation, incur costs and create liabilities.

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

•

Data Protection (Consumers/Dealers): We collect, process, store, share, disclose and use limited personal information and other data provided by consumers and dealers, sometimes including names, addresses and certain location information used in geo-fencing. Failure to protect customer data or to provide customers with appropriate notice of our privacy practices, could subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation or other consumer privacy-related requirements.

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

We rely on, among other security measures, firewalls, anti-malware, intrusion prevention systems, distributed denial-of-service mitigation services, web content filtering, encryption and authentication technology licensed from third parties. We also depend on the security of our networks and partially on the security of our third-party service providers.

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

Our business depends on strong brand recognition, and any failure to maintain, protect and enhance our brands could hurt our ability to retain or expand our base of consumers, customers and advertisers, and our ability to increase the frequency with which consumers, dealers and advertisers use our services.

We believe that maintaining and increasing the strong recognition of the CARS brands is critical to the Company’s future success. We are known for attracting a large base of in-market car shoppers by offering credible and easy-to-understand information from consumers and experts and an unrivaled set of new and used vehicle listings for consumers to view. In addition, OEMs, dealers and other advertisers rely on our innovative digital marketing services to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers, customers and advertisers, or to increase the frequency with which such constituents use or purchase our services. Expanding the business will depend, in part, on our ability to maintain the trust that consumers, customers and advertisers place in our services and the quality and integrity of the listings and other content found on the CARS sites and mobile applications. In addition, any negative publicity about us, including about our solutions, technologies, sales practices, personnel or customer service, could diminish confidence in and the use of our services. If we experience persistent negative publicity, or if consumers otherwise perceive that content on the CARS sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

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

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenue may decrease.

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements and expectations, frequent new service and product introductions embodying new technologies, including mobile applications, and the emergence of new industry standards and practices that could render our existing sites, mobile applications and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations or financial condition may be materially and adversely affected.

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

If our mobile applications do not continue to meet consumer demands or we are unable to successfully monetize our mobile advertising solutions, our business, results of operations or financial condition may be materially and adversely affected.

Our future success will depend, in part, on our ability to keep pace with consumer technology trends and to ensure we grow our share of the mobile application market so that total advertising impressions across our sites and mobile applications continue to increase. Among other things, we may not be able to successfully introduce new products and services on our mobile application platforms, consumers and dealers may believe that the mobile applications and product features of our competitors are superior, and our mobile applications could become incompatible with future operating systems for mobile devices or new mobile device technology. Additionally, in the event that consumer trends lead to market demand for separate digital advertising pricing models for sites and mobile applications, the monetization of mobile advertising could present challenges to our business due to, among other things, lower rates, decreased consumer attention and display advertising design constraints on mobile applications. If use of our mobile applications stagnates or declines, we are not able to successfully monetize mobile application advertising or we cannot adapt our products and services to another form of data viewing, whether on new mobile devices or otherwise, in a timely and cost-effective manner or at all, our business, results of operations or financial condition could be materially and adversely affected. In addition, our growth prospects could be materially and adversely affected.

Dealer closures or consolidation among dealers or OEMs could reduce demand for, and the pricing of, our marketing and solutions offerings, thereby leading to decreased earnings.

When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity than before, leading to volume compression and loss of revenue across the automotive marketplace sector. In the past, dealers have been more likely to close or consolidate when general economic conditions and/or conditions in the automotive industry are poor. Despite our market position, consolidation or closures of automobile dealers could reduce the aggregate demand for our services in the future and limit the amounts we earn for our solutions. In addition, advertising purchased by OEMs accounts for a meaningful portion of our revenue. There are a limited number of OEMs, and financial difficulties or consolidation among OEMs could similarly lead to volume compression and loss of revenue.

If growth in the online and mobile automotive advertising market stagnates or declines, our business, results of operations or financial condition could be materially and adversely affected.

We believe that future growth in the online and mobile automotive advertising market will be driven, in part, by dealers and brand advertisers increasingly shifting their advertising spending away from traditional media such as newspapers, radio and television, and toward online and mobile advertising. To the extent that overall automotive related advertising does not continue to shift online or to mobile applications, our business, results of operations or financial condition could be materially and adversely affected.

Uncertainty exists in the application of various laws and regulations to our business, including privacy laws such as the California Consumer Privacy Act and new tax laws and interpretations. New laws or regulations applicable to our business, or the expansion or interpretation of existing laws and regulations to apply to our business, could subject us to licensing requirements, claims, judgments and remedies, including sales and use taxes, other monetary liabilities and limitations on our business practices, and could increase administrative costs.

We operate in a regulatory climate in which there is uncertainty as to the applicability of various laws and regulations to our business. Our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations or actions or rulings by judicial or regulatory authorities. Our operations may be subjected to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. Similarly, state tax authorities could take aggressive positions as to whether certain of our products are subject to sales and use taxes, leading to increased tax exposure. These additional expenditures may materially and adversely affect our future results of operations, whether directly through increasing future overhead or indirectly by forcing us to pass on these additional costs to our customers, making our solutions less competitive. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on Internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations or financial condition. The adoption of additional laws or regulations may decrease the popularity or impede the expansion of e-commerce and Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

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

Acquisitions involve inherent risks, such as potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material and adverse effect on our business, results of operations or financial condition and could strain our human resources. We may be unable to successfully implement effective cost controls or achieve expected synergies as a result of an acquisition. Acquisitions may result in our assumption of unexpected liabilities and the diversion of management’s attention from the operation of our core business. Acquisitions may also result in our having greater exposure to the industry risks of the businesses underlying the acquisition. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties that could lead to disruption of investee or partnership activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity. Acquisitions may subject us to new or different regulations or tax consequences which could have an adverse effect on our operations.

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

The value of our existing goodwill and intangible assets may become impaired, depending upon future operating results.

Our goodwill and other intangible assets were approximately $1.8 billion as of December 31, 2019, representing approximately 91% of our total assets. We evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

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

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our business, results of operations or financial condition.

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

If we expand our business into foreign geographic markets, we may not have the ability to adopt trademarks or domain names that are identical or similar to the trademarks and domain names that we use in the United States and Canada. We may face opposition from third parties over the use of our trademarks and applications to register key trademarks in foreign jurisdictions in which we may expand our presence. Third parties may have already adopted identical or similar trademarks to the ones that we use for our services. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. We could be forced to pay significant settlement costs or cease the use of our trademarks and associated elements of our brands in those or other jurisdictions. Consequently, international expansion may require us to adopt and promote new trademarks, which may be expensive and place us at a competitive disadvantage.

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

Our revenue trends are a reflection of our dealer base throughout the year as new customers purchase subscription advertising packages and existing customers purchase or cancel product enhancements. Our display advertising business, targeted to OEMs, experiences some seasonality as a result of consumers’ car buying patterns and the introduction of new vehicle models from OEMs. Our revenue and operating results have historically been lowest in the first quarter of the calendar year, and we expect this trend to continue. In addition to these seasonal effects, our revenue and operations may be affected by macroeconomic conditions in the automotive sector.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Activist stockholders may make strategic proposals related to our business, strategy, management or operations or may request changes to the composition of our Board of Directors. We cannot predict, and no assurances can be given as to, the outcome or timing of any such matters. In the event of a proxy contest, our business could be adversely affected. Responding to a proxy contest can be costly, time-consuming and disruptive, and can divert the attention of our management and employees from the operation of our business and execution of our strategic plan. Additionally, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan and create additional value for our stockholders. Further, perceived uncertainties as to our future direction, including uncertainties related to the composition of our Board of Directors, may lead to the perception of instability or a change in the direction of our business, which may be exploited by our competitors, cause concern to current or potential customers, result in the loss of potential business opportunities, make it more difficult to attract and retain qualified personnel and/or affect our relationships with vendors, customers and other third parties. Moreover, a proxy contest could cause significant fluctuations in the price of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

53.7% of our outstanding indebtedness as of December 31, 2019 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. Although we have entered into interest rate swap agreements on our term loan facility to reduce interest rate volatility, we cannot assure you we will be able to enter into interest rate swap agreements in the future on acceptable terms or that such swaps or the swaps we have in place now will be effective. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. As a response to the phase out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or when there will be sufficient liquidity in the SOFR markets or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations and interest-rate swaps, including our long-term debt instruments and our bank credit facilities. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including our long-term debt instruments, our interest-rate swaps and our bank credit facilities. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations and our interest-rate swaps, including our long-term debt instruments and our bank credit facilities.

Risks Relating to our Common Stock

We do not expect to pay any cash dividends for the foreseeable future.

We intend to retain future earnings to finance and grow our business. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends will be made in the sole discretion of our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. This may result from lower revenue, extraordinary cash expenses, actual costs exceeding contemplated costs, funding of capital expenditures or increases in reserves.

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

Certain provisions of our certificate of incorporation, by-laws, and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.

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

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. We maintain administrative offices and other facilities to support our operations. We have leases for our principal executive office in Chicago, Illinois and other offices located in Naperville, Illinois; Waltham, Massachusetts; Appleton, Wisconsin; and Santa Monica, California. We believe that our facilities are adequate to meet our needs for the immediate future, and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

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

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol “CARS.” “When issued” trading of our common stock commenced on the NYSE on May 15, 2017. “Regular way” trading began on June 1, 2017, the day of the Separation. Based on reports by our transfer agent for our common stock, as of February 19, 2020, there were 5,120 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock during the period from May 18, 2017 to December 31, 2019. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) MidCap 400 Index and Research Data Group’s (“RDG”) Internet Composite Index. The comparison assumes $100 was invested on May 18, 2017 in CARS common stock. The cumulative stockholder return graph for the year ended December 31, 2017, included in the 2017 Annual Report on Form 10-K, utilized the S&P MidCap 400 Internet Software & Services Index, which was discontinued as of September 30, 2018.

Purchases of Equity Securities by Issuer. Our share repurchase activity for the three months ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 1 through October 31, 2019	—	$—	—	$62,810
November 1 through November 30, 2019	—	—	—	62,810
December 1 through December 31, 2019	—	—	—	62,810
Total	—		—

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

Recent Sales of Unregistered Securities. None.

Use of Proceeds from Registered Securities. None.

Item 6. Selected Financial Data. We derived the Consolidated and Combined Statements of (Loss) Income data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheet data as of December 31, 2019 and 2018 from our audited Consolidated and Combined Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the Consolidated and Combined Statement of (Loss) Income data for the years ended December 31, 2016 and 2015 and the Consolidated and Combined Balance Sheet data as of December 31, 2017, 2016 and 2015 from our audited Consolidated and Combined Financial Statements, which are not included in this Annual Report on Form 10-K. The selected financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated and Combined Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Statement of (Loss) Income Data
Total revenue	$606,682	$662,127	$626,262	$633,106	$596,510
Operating (loss) income (1) (2) (3)	(446,060)	83,924	134,256	176,650	157,733
Net (loss) income (4)	(445,324)	38,809	224,443	176,370	157,838
(Loss) Earnings per Common Share and Other Data
(Loss) earnings per share, basic (5)	$(6.65)	$0.55	$3.13	$2.46	$2.20
(Loss) earnings per share, diluted (5)	(6.65)	0.55	3.13	2.46	2.20
Weighted average number of common shares outstanding, basic	66,995	70,318	71,661	71,588	71,588
Weighted average number of common shares outstanding, diluted	66,995	70,547	71,727	71,588	71,588
Dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$13,549	$25,463	$20,563	$8,896	$100
Total assets	2,027,991	2,600,549	2,511,039	2,547,266	2,473,667
Long-term debt (6)	642,668	692,159	578,352	—	—

(1)	The operating loss for the year ended December 31, 2019 is primarily attributed to the $427.3 million (net of tax benefit of $34.2 million) goodwill and indefinite-lived intangible asset impairment.

(2)

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

(3)	The year ended December 31, 2017 includes the impact of incremental costs of being a public company upon our separation from TEGNA.
(4)

The year ended December 31, 2017 includes the tax benefit from the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. The year ended December 31, 2016 only includes DealerRater tax expense for the post-acquisition period. There was no tax expense recorded for the year ended December 31, 2015.

(5)

As of the Separation date of May 31, 2017, the total shares outstanding was 71.6 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the periods prior to the Separation.

(6)	Includes current portion of long-term debt and debt-issuance costs.

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

References in this discussion and analysis to “CARS”, “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview. We are a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers and original equipment manufacturers (“OEM”s). Our marketplace empowers shoppers with the resources and information to make confident car buying decisions while our digital solutions and technology platform help sellers improve operational efficiency, profitability and sales. Our portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com.

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

Overview of Results.

	Year Ended December 31,
(In thousands, except percentages)	2019	2018	2017
Revenue	$606,682	$662,127	$626,262
Net (loss) income (1) (2) (3)	(445,324)	38,809	224,443
Retail revenue as % of total revenue	94%	87%	74%
Wholesale revenue as % of total revenue	6%	13%	26%

(1)	The net loss for the year ended December 31, 2019 is primarily attributed to the $427.3 million (net of tax benefit of $34.2 million) goodwill and indefinite-lived intangible asset impairment.

(2)

The year ended December 31, 2018 includes the impact of $9.8 million in consulting services and other costs incurred as part of our settlement agreement with our stockholder activist; $13.2 million in transaction costs, primarily related to the acquisition of Dealer Inspire, Inc. and Launch Digital Marketing LLC (referred to collectively as “Dealer Inspire”) and the process to explore strategic alternatives to enhance shareholder value; $4.4 million related to the sales transformation; $6.8 million in incremental stock-based compensation; the addition of Dealer Inspire’s business and the incremental costs of being a public company. These increases were partially offset by the prior year impacts of $5.6 million, primarily related to the Separation and $3.6 million related to the move to our new corporate headquarters location.

(3)	The year ended December 31, 2017 includes the impact of incremental costs of being a public company upon our separation from TEGNA.

2019 and Recent Highlights.

Fourth Quarter Dealer Count Growth. In the fourth quarter of 2019, dealer customers grew by almost 200 to 18,834 as of December 31, 2019, as compared with 18,635 as of September 30, 2019. This increase was a result of improved retention rates as well as growth in new dealer customers added during the fourth quarter. We experienced growth in both local dealer customers and our solutions-only customers.

Increases in Traffic. Traffic is critical to our business. Traffic to the CARS network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers. We have been diligently focused on growing our audience, the fundamental deliverable of any marketplace business.

In 2019, we had record SEO Traffic growth. During this period, we achieved 24% growth in Traffic and 21% growth in Average Monthly Unique Visitors. Driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels, we have experienced consistent year-over-year Traffic growth since January 2018, and in August 2019 we recorded the highest-trafficked month in our history and subsequently broke that record in January 2020. In addition, we have been increasing our share of unique visitors throughout 2019.

New OEM Agreement. In 2019, we were selected as a preferred website provider to General Motors (“GM”). This allowed us to begin selling our website solutions to more than 4,100 GM dealers. This program is non-exclusive and provides GM dealers a choice in provider for the first time in 15 years. Currently in the pilot phase, we expect to launch websites for GM customers in 2020. This new agreement provides us with the opportunity to substantially increase our current website customer base, which was approximately 3,200 as of December 31, 2019.

Affiliate Conversions. As of October 1, 2019, we have successfully converted all affiliates to our direct control. We amended five of our affiliate agreements (Gannett, the McClatchy Company (“McClatchy”), TEGNA, tronc, Inc. (“tronc”), and the Washington Post). The Belo affiliate agreement expired on October 1, 2019. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income. Beginning July 2020, upon the expiration of the affiliate agreements, we will realize incremental Free Cash Flow, as we will no longer be required to make any further payments to the affiliates under these agreements. Free Cash Flow is defined as net cash provided by operating activities less capital expenditures, including purchases of property and equipment and capitalization of internal-use software and website development costs. For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Sales Transformation. In December 2018, we restructured the sales team (the “Sales Transformation”), with the primary goal of better serving our customers. We reorganized the sales force into teams designed to provide the full range of enhanced services to current customers and a more tailored structure to win new customers. These changes reflect the expansion of our business beyond car listings to include value-added digital solutions such as innovations from Dealer Inspire and DealerRater. The Sales Transformation also reflects a realignment of territories following the conversion of the affiliate agreements.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic, Average Monthly Unique Visitors and Direct Monthly Average Revenue Per Dealer is as follows:

	Year Ended December 31,
	2019	2018	% Change
Traffic (Visits)	553,660,000	445,282,000	24%
Average Monthly Unique Visitors	22,629,000	18,778,000	21%
Direct Monthly Average Revenue Per Dealer (1)	$2,179	$2,098	4%

(1)	Beginning in the first quarter of 2019, this key operating metric includes revenue from dealer websites and related digital solutions.

Information regarding our Dealer Customers is as follows:

	As of December 31,
	2019	2018	% Change
Dealer Customers	18,834	19,921	(5)%

Traffic (Visits). Traffic is critical to our business. Traffic to the CARS network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is defined as the number of visits to CARS desktop and mobile properties (responsive sites and mobile apps), using Adobe Analytics. Traffic does not include traffic to Dealer Inspire websites. Visits refers to the number of times visitors accessed CARS properties during the period, no matter how many visitors make up those visits. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealer customers and national advertisers.

The growth in Traffic was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels. For the years ended December 31, 2019 and December 31, 2018, mobile traffic accounted for 72% and 67% of total Traffic, respectively.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors and consumer traffic to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination, or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts towards the number of UVs. UVs do not include Dealer Inspire UVs. We measure UVs using Adobe Analytics.

The growth in UVs was driven by the same factors as our traffic growth, our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels.

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

ARPD decreased 2% from September 30, 2019, primarily driven by upsell cancellations and dealer churn.

ARPD increased 4% from December 31, 2018, primarily driven by the addition of dealer websites and related digital solutions, as 2018 ARPD did not include these revenue sources. ARPD excluding revenue from dealer websites and related digital solutions was $2,070, down 1% from the prior year.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 1% from September 30, 2019. Dealer Customers increased, primarily due to growth in direct local dealer customers, reflecting improved retention rates and a stabilization in cancellation rates.

Total Dealer Customers declined 5% from December 31, 2018. Dealer Customers decreased, primarily due to higher cancellations of marketplace customers, in particular in the first half of 2019, partially offset by growth in digital solutions customers.

Factors Affecting Our Performance. Our business is impacted by the ever-changing larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising solutions. We have observed softness in new car sales in the United States and reduced dealer profitability, which has impacted OEMs’ and dealerships’ willingness to increase spend with automotive marketplaces like Cars.com. Our success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our media offerings. We are adapting our go-to-market sales and technology infrastructure, as described in the Sales and Technology Transformations discussions above, to support the execution of our strategy. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations. For both comparative tables below, the year ended December 31, 2018 has been reclassified to conform to the current year presentation. There is no change to Operating (loss) income as a result of these reclassifications. No such adjustments were required for the year ended December 31, 2017. For further information, see Note 2 (Significant Accounting Policies) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2019 Compared To Year Ended December 31, 2018

			Increase
(In thousands, except percentages)	2019	2018	(Decrease)	% Change
Revenue:
Direct	$477,095	$457,651	$19,444	4%
National advertising	80,774	105,381	(24,607)	(23)%
Other	14,442	16,156	(1,714)	(11)%
Retail	572,311	579,188	(6,877)	(1)%
Wholesale	34,371	82,939	(48,568)	(59)%
Total revenue	606,682	662,127	(55,445)	(8)%
Operating expenses:
Cost of revenue and operations	99,549	90,433	9,116	10%
Product and technology	62,859	68,789	(5,930)	(9)%
Marketing and sales	217,432	226,740	(9,308)	(4)%
General and administrative	73,772	72,943	829	1%
Affiliate revenue share	20,790	15,488	5,302	34%
Depreciation and amortization	116,877	103,810	13,067	13%
Goodwill and intangible asset impairment	461,463	—	461,463	***
Total operating expenses	1,052,742	578,203	474,539	82%
Operating (loss) income	(446,060)	83,924	(529,984)	***
Nonoperating (expense) income:
Interest expense, net	(30,774)	(27,717)	(3,057)	11%
Other income, net	1,555	722	833	115%
Total nonoperating expense, net	(29,219)	(26,995)	(2,224)	8%
(Loss) income before income taxes	(475,279)	56,929	(532,208)	***
Income tax (benefit) expense	(29,955)	18,120	(48,075)	***
Net (loss) income	$(445,324)	$38,809	$(484,133)	***

***Not meaningful

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to dealer customers. Direct revenue is our largest revenue stream, representing 78.6% and 69.1% of total revenue for the years ended December 31, 2019 and 2018, respectively. Direct revenue increased by $19.4 million, or 4%, compared to the prior year. As of October 1, 2019, we have successfully converted all affiliates to our direct control, and will no longer have wholesale revenue. We amended five of our affiliate agreements (Gannett,

McClatchy, TEGNA, tronc, and the Washington Post). The Belo affiliate agreement expired on October 1, 2019. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income. During the year ended December 31, 2019, the affiliate market conversions contributed an incremental $52.5 million to Direct revenue measured at the month of each of the conversions, while reducing Wholesale revenue by $39.2 million (of which $5.1 million relates to the Unfavorable contracts liability amortization). For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Also included in Retail Revenue – Direct is dealer websites and related digital solutions and digital marketing services, which grew 45% year over year or 25% on a pro forma basis, for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

These increases were partially offset by a 5% decline in direct dealer customers from December 31, 2018.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive adjacencies. National advertising revenue represents 13.3% and 15.9% of total revenue for the years ended December 31, 2019 and 2018, respectively. National advertising revenue declined 23%, as OEMs reduced their full year 2019 upfront commitments, reduced their advertising budgets and shifted their spending to programmatic. Incremental sales to OEMs have been lower in volume and rate.

Wholesale Revenue. Wholesale revenue represents the fees we charge for marketplace and digital solutions sold to dealer customers by affiliates. The fees represent approximately 60% of the retail value for the same marketplace subscription advertising sold by our direct sales team. Wholesale revenue represents 5.7% and 12.5% of total revenue for the years ended December 31, 2019 and 2018, respectively. Wholesale revenue decreased 59%, primarily due to affiliate market conversions from Wholesale revenue ($39.2 million, which includes $5.1 million of Unfavorable contracts liability amortization) to Direct revenue ($52.5 million). Excluding the affiliate market conversions, Wholesale revenue was impacted by a 17% decline in affiliate dealer customers. As of October 1, 2019, we have successfully converted all affiliates to our direct control and going forward, we will no longer record Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for product fulfillment and dealer vehicle inventory processing, and compensation costs. Cost of revenue and operations expense represents 16.4% and 13.7% of total revenue for the years ended December 31, 2019 and 2018, respectively. Cost of revenue and operations expense increased $9.1 million, primarily due to higher third-party costs and compensation, principally due to growth in dealer websites and related digital solutions and social product offerings, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial, SEO and data strategy teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 10.4% of total revenue for the years ended December 31, 2019 and 2018. Product and technology expense decreased $5.9 million, primarily due to cost efficiencies as a result of the Technology Transformation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expense represents 35.8% and 34.2% of total revenue for the years ended December 31, 2019 and 2018, respectively. Marketing and sales expense decreased $9.3 million, primarily due to lower personnel-related costs as a result of the Sales Transformation, partially offset by strategic marketing investments aimed at consumer acquisitions, consumer engagement and brand awareness.

General and administrative. General and administrative expense primarily consists of compensation costs for the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal and accounting services, other professional services, as well as severance, transformation and other exit costs, costs associated with stockholder activist campaign, and transaction-related costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 12.2% and 11.0% of total revenue for the years ended December 31, 2019 and 2018, respectively. General and administrative expenses increased

$0.8 million and 1% versus the prior year. During the years ended December 31, 2019 and 2018, General and administrative expense included the following costs (in thousands):

	Year Ended December 31,
	2019	2018
Severance, transformation and other exit costs	$10,588	$5,771
Costs associated with stockholder activist campaign	8,825	9,806
Transaction-related costs (1)	5,582	13,182
Total	$24,995	$28,759
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

Excluding these costs, General and administrative expense increased $4.6 million or 10%, primarily due to compensation.

Affiliate revenue share. Affiliate revenue share expense represents payments made to affiliates pursuant to our affiliate agreements and amortization of the Unfavorable contracts liability related to the markets converted prior to the contractual date. Affiliate revenue share expense increased $5.3 million, primarily due to an increase in payments to the affiliates due to an increase in the number of affiliate markets converted as well as a decrease in the amortization of the Unfavorable contract liability due to the liability becoming fully amortized on October 1, 2019. This amortization is recorded as a reduction of Affiliate revenue share expense, rather than Wholesale revenue for the markets that were converted early. During the years ended December 31, 2019 and 2018, the impact of this amortization is the following (in thousands):

	Year Ended December 31,
	2019	2018
Affiliate revenue share expense, gross	$38,317	$34,231
Less: Amortization of the Unfavorable contracts liability	(17,527)	(18,743)
Affiliate revenue share expense, as reported	$20,790	$15,488

For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense increased 13%, primarily due to the reduction of the useful lives of certain assets related to the Technology Transformation and the full year impact of the DI Acquisition.

Goodwill and intangible asset impairment. As of September 1, 2019, we determined there was a triggering event, primarily caused by a sustained decrease in our stock price after the completion of the strategic alternatives review process, and performed an interim quantitative impairment test. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, we recorded an impairment of $379.2 million and $82.3 million, respectively in the third quarter of 2019. For information related to the impairment, see Note 6 (Goodwill and Other Intangible Assets) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest expense, net. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan, we entered into an interest rate Swap (the “Swap”) effective December 31, 2018. Interest expense, net increased, primarily due to additional interest expense associated with the higher fixed rates and the full year impact of interest related to the borrowing utilized to fund the DI Acquisition. For information related to our Term and Revolving Loans and interest rate swap, see Note 8 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax (benefit) expense as a percentage of Income (Loss) before income tax, was 6% for the year ended December 31, 2019 and differed from the U.S. federal statutory rate of 21%, primarily due to the impairment of goodwill. For information related to income taxes, see Note 14 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2018 Compared To Year Ended December 31, 2017

			Increase
(In thousands, except percentages)	2018	2017	(Decrease)	% Change
Revenue:
Direct	$457,651	$333,248	$124,403	37%
National advertising	105,381	114,178	(8,797)	(8)%
Other	16,156	15,854	302	2%
Retail	579,188	463,280	115,908	25%
Wholesale	82,939	162,982	(80,043)	(49)%
Total revenue	662,127	626,262	35,865	6%
Operating expenses:
Cost of revenue and operations	90,433	65,541	24,892	38%
Product and technology	68,789	74,162	(5,373)	(7)%
Marketing and sales	226,740	209,813	16,927	8%
General and administrative	72,943	44,903	28,040	62%
Affiliate revenue share	15,488	8,948	6,540	73%
Depreciation and amortization	103,810	88,639	15,171	17%
Total operating expenses	578,203	492,006	86,197	18%
Operating income	83,924	134,256	(50,332)	(37)%
Nonoperating (expense) income:
Interest expense, net	(27,717)	(12,371)	(15,346)	***
Other income, net	722	277	445	161%
Total nonoperating expense, net	(26,995)	(12,094)	(14,901)	***
Income before income taxes	56,929	122,162	(65,233)	(53)%
Income tax expense (benefit)	18,120	(102,281)	120,401	***
Net income	$38,809	$224,443	$(185,634)	(83)%

***Not meaningful

Retail Revenue—Direct. Direct revenue grew by $124.4 million, or 37%, compared to the prior year. The addition of Dealer Inspire’s business since the date of the DI Acquisition contributed $53.1 million to the Direct revenue increase. Excluding Dealer Inspire, Direct revenue grew $71.3 million, or 21%, from 2017 to 2018 driven by an 11% increase in dealer customers and a 6% increase in ARPD. The affiliate market conversions contributed $88.9 million to Direct revenue measured at the time of each of the conversions, while reducing Wholesale revenue by $78.8 million (of which $18.7 million relates to the Unfavorable contracts liability amortization). Excluding Dealer Inspire and affiliate market conversions, Direct revenue declined $16.5 million, primarily due to a 10% decline in Dealer customers.

Retail Revenue—National Advertising. National advertising revenue decreased 8% from 2017 to 2018, as OEMs reduced their spending mostly due to the cyclical nature of the auto industry. The majority of the decline relates to reductions by three OEM customers.

Wholesale Revenue. Wholesale revenue decreased primarily due to the affiliate market conversions from Wholesale revenue ($78.8 million, which includes $18.7 million of unfavorable contracts liability amortization) to Direct revenue ($88.9 million). Excluding the affiliate market conversions, Wholesale revenue declined due to a 13% decline in Dealer customers.

Cost of revenue and operations. Cost of revenue and operations expense represents 13.7% and 10.5% of total revenue for the years ended December 31, 2018 and 2017, respectively. The addition of Dealer Inspire’s business contributed $22.2 million to the overall increase. Excluding Dealer Inspire, Cost of revenue and operations expense increased $2.7 million, primarily due to higher third-party costs related to new product offerings, partially offset by reduced compensation costs associated with lower headcount.

Product and technology. Product and technology expense represents 10.4% and 11.8% of total revenue for the years ended December 31, 2018 and 2017, respectively. Product and technology expense decreased $5.4 million, primarily due to reduced compensation costs associated with lower headcount and lower third-party costs, partially offset by the addition of Dealer Inspire’s business.

Marketing and sales. Marketing and sales expense represents 34.2% and 33.5% of total revenue for the years ended December 31, 2018 and 2017, respectively. The addition of Dealer Inspire’s business contributed $13.6 million to the overall increase, as we expanded our salesforce to support our new product offerings and the additional affiliate markets. Excluding Dealer Inspire,

Marketing and sales expense increased $3.3 million, primarily due to planned strategic marketing investments aimed at consumer acquisition, consumer engagement, brand awareness amongst auto shopping audiences and search engine optimization. Sales compensation costs decreased despite serving approximately 3,500 incremental dealer customers from converted markets.

General and administrative. General and administrative expense increased $28.0 million and 62%, primarily due to $9.8 million in consulting services and other costs incurred as part of our settlement agreement with our stockholder activist; $7.6 million in incremental transaction costs, primarily related to the DI Acquisition and the process to explore strategic alternatives to enhance stockholder value; $6.8 million in incremental stock-based compensation and $3.8 million in costs associated with the Separation of certain employees.

Affiliate revenue share. Affiliate revenue share expense increased 73%, primarily due to an increase in costs associated with the early conversions of the McClatchy, tronc and Washington Post markets, partially offset by amortization of the Unfavorable contracts liability.

Depreciation and amortization. Depreciation and amortization expense increased 17%, primarily due to the incremental amortization expense related to the DI Acquisition.

Interest expense, net. Interest expense, net increased due to interest associated with the Credit Agreement principally utilized to fund the Separation and the DI Acquisition. Prior to the Separation, the Company had no debt. For additional information, see Note 8 (Debt) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax expense (benefit). Effective with the Separation in May 2017, we established a corporate legal entity structure that is subject to U.S. federal corporate income tax on a stand-alone basis post-Separation. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income taxes, was 31.8% for the year ended December 31, 2018 and differed from the U.S. federal statutory rate of 21%, primarily due to changes in apportionment factors upon the finalization of the post-Spin 2017 state tax returns in the fourth quarter of 2018. The income tax benefit for the year ended December 31, 2017 is based upon seven months of Cars.com, LLC information and twelve months of DealerRater information. For information related to income taxes, see Note 14 (Income Taxes) to the Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Affiliate Agreements. As of October 1, 2019, we have successfully converted all affiliates to our direct control. We amended five of our affiliate agreements (Gannett, the McClatchy Company (“McClatchy”), TEGNA, tronc, Inc. (“tronc”), and the Washington Post). The Belo affiliate agreement expired on October 1, 2019. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income. Beginning July 2020, upon the expiration of the affiliate agreements, we will realize incremental Free Cash Flow, as we will no longer be required to make any further payments to the affiliates under these agreements.

Term Loan and Revolving Loan. As of December 31, 2019, the outstanding principal amount was $648.1 million, at an effective interest rate of 4.2%, including $388.1 million of outstanding principal under the Term Loan, with an effective interest rate of 4.5%, including the impact of the interest rate swap, and outstanding borrowings under the Revolving Loan of $260.0 million, at an effective interest rate of 3.7%. During the year ended December 31, 2019, we made $28.1 million in mandatory Term Loan payments and $20.0 million in voluntary Revolving Loan payments, net of borrowings. As of December 31, 2019, $190.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our total net leverage ratio, which is calculated in accordance with our Credit Agreement, and was 3.8x as of December 31, 2019. The Credit Agreement requires a total maximum total net leverage of 4.5x with incremental step downs through the maturities of the Term Loan and the Revolving Loan on May 31, 2022. For further information, see Note 8 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest Rate Swap. The interest rate on borrowings under our Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. As a result, 53.7% of our interest rates are variable as of December 31, 2019. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300 million. As of December 31, 2019, the fair value of the Swap was an unrealized loss of $10.2 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets. Any gains or losses, net of tax on the Swap are reported as a component of Accumulated other comprehensive loss until reclassed to Interest expense, net in the same period the hedge transaction impacts earnings. For further information, see “Derivative Financial Instrument” under Note 2 (Significant Accounting Polices) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share Repurchase Program.  In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock over a two-year period. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. During the years ended December 31, 2019 and 2018, we repurchased and subsequently retired 1.7 million shares for $40.0 million and 3.8 million shares for $97.2 million, respectively.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$101,484	$163,548	$(62,064)
Investing activities	(21,856)	(171,375)	149,519
Financing activities	(91,542)	12,727	(104,269)
Net change in cash and cash equivalents	$(11,914)	$4,900	$(16,814)

Operating Activities. The decrease in cash provided by operating activities was primarily related to the reduction of net income, excluding the impact of non-cash items, partially offset by changes in operating assets and liabilities. In addition, the net loss for the year ended December 31, 2019 and the net income for the year ended December 31, 2018 was impacted by the following costs (in thousands):

	Year Ended December 31,
	2019	2018
Severance, transformation and other exit costs	$10,588	$5,771
Costs associated with stockholder activist campaign	8,825	9,806
Transaction-related costs (1)	5,582	13,182
Total	$24,995	$28,759
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

Financing Activities. During the year ended December 31, 2019, cash used in financing activities is primarily related to $48.1 million of loan repayments, net of borrowings, of which $30.0 million was voluntarily paid and $40.0 million in share repurchase. During the year ended December 31, 2018, cash provided by financing activities is primarily due to net revolving loan borrowings of $135.0 million, principally related to the DI Acquisition in February 2018, partially offset by $97.2 million in share repurchases. For further information, see Note 8 (Debt) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2019, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases (1)	$51,100	$4,368	$4,013	$3,751	$3,850	$4,122	$30,996
Long-term debt (2)	648,125	33,750	39,375	575,000	—	—	—
Interest on debt (3)	64,002	27,479	26,157	10,366	—	—	—
Other obligations (4)	9,054	6,954	2,100	—	—	—	—
Total	$772,281	$72,551	$71,645	$589,117	$3,850	$4,122	$30,996
(1)

In the first quarter of 2019, we adopted Accounting Standards Update 2016-02, Leases (ASU 2016-02). As part of the adoption of ASU 2016-02, we recognized right-of-use assets and lease liabilities for operating leases, which are principally related to real estate on our Consolidated Balance Sheets, with no material impact to our Consolidated and Combined Statements of (Loss) Income and Consolidated and Combined Statements of Cash Flows. For further information, see Note 3 (Recent Accounting Pronouncements) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)

Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(3)	Interest payments for variable rate debt were calculated using interest rates as of December 31, 2019 and considered scheduled amortization payments primarily on the Term and Revolving loans.
(4)	Other obligations represent commitments under certain vendor and other contracts.

Commitments and Contingencies. For further information, see Note 10 (Commitments and Contingencies) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through our direct sales force (Retail revenue) and affiliate sales channels (Wholesale revenue).

Marketplace Subscription Advertising Revenue. Our primary source of Retail revenue and Wholesale revenue are through the sale of marketplace subscription advertising to dealer customers through varying levels of subscription packages. Our subscription packages provide the dealer customer’s available new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with a contract term ranging from three to six months that is automatically renewed, typically on a month-to month basis. We recognize subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising and services revenue is recorded in Retail revenue and Wholesale revenue in the Consolidated and Combined Statements of (Loss) Income.

We also offer our customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of our add-on products are not sold separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation, and we recognize the related revenue ratably as the services are provided over the contract term.

We also provide services, including hosting, related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. We recognize revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenue in the Consolidated and Combined Statements of (Loss) Income.

Prior to October 2019, our affiliates also sold marketplace subscription advertising to dealer customers, and we earned Wholesale revenue through our affiliate agreements. Affiliates were assigned certain sales territories in which they sold our products. Under these agreements, we charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealer customers. We recognized Wholesale revenue ratably as the service is provided over the contract term. In situations where our direct sales force sold our products within an affiliate’s assigned territory, we paid the affiliate a revenue share which was classified as Affiliate revenue share in the Consolidated and Combined Statements of (Loss) Income. Wholesale revenue also includes the amortization of the Unfavorable contracts liability. For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Display Advertising Products and Services Revenue. We also earn revenue through the sale of display advertising on our website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We also provide services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealer customers is recorded in Retail revenue in the Consolidated and Combined Statements of (Loss) Income.

Pay Per Lead Revenue. We also sell leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. We recognize pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Retail and Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income.

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third-parties and peer-to-peer vehicle advertising. We recognize other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenue in the Consolidated and Combined Statements of (Loss) Income.

Goodwill. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill is tested for impairment at a level referred to as the reporting unit. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. We have determined that CARS operates as a single reporting unit.

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

For information related to the goodwill impairment recorded during the year ended December 31, 2019, see Note 6 (Goodwill and Other Intangible Assets) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Indefinite-Lived Intangible Asset. In connection with our acquisition by TEGNA, we recorded an intangible asset with an indefinite life associated with the Cars.com trade name. The indefinite-lived intangible asset is tested annually, or more often if circumstances dictate, for impairment and is written down to fair value as required. The estimate of fair value is determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

For information related to the intangible asset impairment recorded during the year ended December 31, 2019, see Note 6 (Goodwill and Other Intangible Assets) to the accompanying Consolidated and Combined Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Definite Lived Amortizable Intangible Assets. Our amortizable intangible assets consist mainly of customer relationships and acquired software. These asset values are amortized systematically over their estimated useful lives. An impairment test of these assets would be triggered if the undiscounted cash flows from the related asset group (business unit) were to be less than the asset carrying value. Changes in circumstances, such as technological advances or changes to our business model or capital strategy, could result in actual useful lives differing from our estimates. If an impairment indicator is present, we review our amortizable intangible assets for potential impairment at the asset group level by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by the asset group.

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

Interest Rate Risk. The interest rate on borrowings under our Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. As a result, 53.7% of our interest rates are fixed as of December 31, 2019. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement, on a notional amount of $300 million. As of December 31, 2019, the fair value of the Swap was an unrealized loss of $10.2 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated other comprehensive loss until reclassed to Interest expense, net in the same period the hedge transaction impacts earnings. Based on the value of our unhedged indebtedness at December 31, 2019, a 100 basis point increase in interest rates would result in a corresponding increase in our interest expense of $6.5 million annually.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2019 and 2018, the related Consolidated and Combined Statements of (Loss) Income, Comprehensive (Loss) Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) (collectively referred to as the “Consolidated and Combined Financial Statements”). In our opinion, the Consolidated and Combined Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the Consolidated Financial Statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the Consolidated Financial Statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated and Combined Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

At December 31, 2019, the Company’s goodwill was $505.8 million. As discussed in Note 2 and Note 6 of the Consolidated and Combined Financial Statements, goodwill is tested for impairment at least annually at the reporting unit level on November 1. Due to an interim triggering event, the Company performed a quantitative impairment analysis as of September 1, 2019, estimating the fair value of the reporting unit by utilizing an income approach which uses the discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values. The Company recorded an impairment charge of $379.2 million in the third quarter of 2019. In the fourth quarter of 2019, the Company performed an updated quantitative impairment analysis of its goodwill and the results of this test indicated that the estimated fair value exceeded the carrying value as of December 31, 2019.

Auditing the Company’s goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including the amount and timing of future cash flows (e.g., revenue growth rates and free cash flow), long-term growth rates, and the weighted average cost of capital (“discount rate”), which are affected by factors such as general market conditions and recent operating performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the valuation model and the significant assumptions, as discussed above, used to develop the prospective financial information. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s goodwill, we performed audit procedures that included, among others, assessing the reasonableness of the methodologies used. We compared the significant assumptions used by management to current industry and economic trends, analyst expectations, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to assess the changes in the fair values that would result from changes in the assumptions. Further, we evaluated the reasonableness of the Company’s assumptions by analyzing comparable public company trading values. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

Valuation of Indefinite-lived Intangible Asset
Description of the Matter

At December 31, 2019, the Company’s indefinite-lived intangible asset (Cars.com trade name) was $790 million. As discussed in Note 2 and Note 6 of the Consolidated and Combined Financial Statements, indefinite-lived intangible assets are tested for impairment at least annually. Due to a triggering event, the Company performed a quantitative impairment analysis as of September 1, 2019, estimating the fair value using the “relief from royalty” methodology, which is a variation of the income approach.  The Company recorded an impairment charge of $82.3 million in the third quarter of 2019. In the fourth quarter of 2019, the Company performed an updated quantitative impairment analysis of its indefinite-lived intangible asset and the results of this test indicated that the estimated fair value exceeded the carrying value as of December 31, 2019.

Auditing the Company’s trade name impairment test was complex due to the significant judgement required in determining the fair value of trade name assets. In particular, the fair value estimate was sensitive to significant judgments, including amount and timing of future cash flows (e.g. revenue growth rates), long-term growth rates, royalty rate and weighted average cost of capital (“discount rate”), which are affected by factors such as general market conditions and recent operating performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment review process. For example, we tested controls over management's review of the valuation model and the significant assumptions (e.g., revenue growth rates, long-term growth rates, royalty rate and discount rate) used to develop the prospective financial information. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s trade name asset, we performed audit procedures that included, among others, assessing the reasonableness of the methodology used. We compared the significant assumptions used by management to current industry and economic trends, analyst expectations, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values that would result from changes in the assumptions. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

We have served as the Company’s auditor since 2016.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2020

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$13,549	$25,463
Accounts receivable, net	101,762	108,921
Prepaid expenses	6,526	9,264
Other current assets	603	10,289
Total current assets	122,440	153,937
Property and equipment, net	43,696	41,482
Goodwill	505,885	884,449
Intangible assets, net	1,329,499	1,510,410
Investments and other assets	26,471	10,271
Total assets	$2,027,991	$2,600,549
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$12,431	$11,631
Accrued compensation	16,738	16,821
Unfavorable contracts liability	—	18,885
Current portion of long-term debt	31,391	26,853
Other accrued liabilities	38,246	36,520
Total current liabilities	98,806	110,710
Noncurrent liabilities:
Long-term debt	611,277	665,306
Deferred tax liability	132,996	177,916
Other noncurrent liabilities	43,844	19,694
Total noncurrent liabilities	788,117	862,916
Total liabilities	886,923	973,626
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,764 and 68,262 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	668	683
Additional paid-in capital	1,515,109	1,508,001
(Accumulated deficit) retained earnings	(367,067)	118,239
Accumulated other comprehensive loss	(7,642)	—
Total stockholders' equity	1,141,068	1,626,923
Total liabilities and stockholders' equity	$2,027,991	$2,600,549

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Retail	$572,311	$579,188	$463,280
Wholesale (1)	34,371	82,939	162,982
Total revenue	606,682	662,127	626,262
Operating expenses:
Cost of revenue and operations	99,549	90,433	65,541
Product and technology	62,859	68,789	74,162
Marketing and sales	217,432	226,740	209,813
General and administrative	73,772	72,943	44,903
Affiliate revenue share	20,790	15,488	8,948
Depreciation and amortization	116,877	103,810	88,639
Goodwill and intangible asset impairment	461,463	—	—
Total operating expenses	1,052,742	578,203	492,006
Operating (loss) income	(446,060)	83,924	134,256
Nonoperating (expense) income:
Interest expense, net	(30,774)	(27,717)	(12,371)
Other income, net	1,555	722	277
Total nonoperating expense, net	(29,219)	(26,995)	(12,094)
(Loss) income before income taxes	(475,279)	56,929	122,162
Income tax (benefit) expense	(29,955)	18,120	(102,281)
Net (loss) income	$(445,324)	$38,809	$224,443
Weighted-average common shares outstanding:
Basic	66,995	70,318	71,661
Diluted	66,995	70,547	71,727
(Loss) earnings per share:
Basic	$(6.65)	$0.55	$3.13
Diluted	(6.65)	0.55	3.13

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

(1)	For information related to related party transactions, see Note 16 (Related Party).

Cars.com Inc.

Consolidated and Combined Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(445,324)	$38,809	$224,443
Other comprehensive loss, net of tax:
Interest rate swap	(7,642)	—	—
Total other comprehensive loss	(7,642)	—	—
Comprehensive (loss) income	$(452,966)	$38,809	$224,443

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Cars.com Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	TEGNA's Investment,	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	net	Earnings	Loss	Equity
Balance at December 31, 2016	—	$—	—	$—	$—	$2,417,285	$—	$—	$2,417,285
Net income	—	—	—	—	—	47,861	176,582	—	224,443
Cash distribution to TEGNA related to Separation	—	—	—	—	—	(650,000)	—	—	(650,000)
Deferred taxes related to Separation	—	—	—	—	—	(246,197)	—	—	(246,197)
Distribution by TEGNA	—	—	71,588	716	1,499,203	(1,499,919)	—	—	—
Shares issued in connection with stock-based compensation plans, net	—	—	40	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,627	—	—	—	2,627
Transactions with TEGNA, net (1)	—	—	—	—	—	(69,030)	—	—	(69,030)
Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$—	$176,582	$—	$1,679,128
Net income	—	—	—	—	—	—	38,809	—	38,809
Repurchases of common stock	—	—	(3,789)	(38)	—	—	(97,152)	—	(97,190)
Shares issued in connection with stock-based compensation plans, net	—	—	160	2	375	—	—	—	377
Stock-based compensation	—	—	—	—	9,423	—	—	—	9,423
Transactions with TEGNA, net (1)	—	—	263	3	(3,627)	—	—	—	(3,624)
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$—	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	—	(445,324)	—	(445,324)
Other comprehensive loss, net	—	—	—	—	—	—	—	(7,642)	(7,642)
Repurchases of common stock	—	—	(1,750)	(18)	—	—	(39,982)	—	(40,000)
Shares issued in connection with stock-based compensation plans, net	—	—	238	2	(288)	—	—	—	(286)
Stock-based compensation	—	—	—	—	7,588	—	—	—	7,588
Transactions with TEGNA, net (1)	—	—	14	1	(192)	—	—	—	(191)
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$—	$(367,067)	$(7,642)	$1,141,068

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

(1)For information related to related party transactions, see Note 16 (Related Party).

Cars.com Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(445,324)	$38,809	$224,443
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation	18,266	12,820	10,770
Amortization of intangible assets	98,611	90,990	77,869
Amortization of unfavorable contracts liability	(18,885)	(25,200)	(25,200)
Goodwill and intangible asset impairment	461,463	—	—
Stock-based compensation	7,588	9,423	2,627
Deferred income taxes	(44,920)	16,693	(108,845)
Provision for doubtful accounts	4,897	4,391	2,452
Amortization of debt issuance costs	1,573	1,307	810
Other, net	496	1,053	1,618
Changes in operating assets and liabilities, net of DI Acquisition:
Accounts receivable	2,262	(1,164)	(5,006)
Prepaid expenses	2,738	2,464	(8)
Other current assets	9,835	(552)	(8,593)
Other assets	(16,201)	782	734
Accounts payable	874	2,512	(432)
Accrued compensation	(83)	2,569	(6,946)
Other accrued liabilities	(1,378)	8,358	6,021
Other noncurrent liabilities	19,672	(1,707)	(2,173)
Cash received from lessor for lease incentives	—	—	15,788
Net cash provided by operating activities	101,484	163,548	185,929
Cash flows from investing activities:
Purchase of property and equipment	(21,257)	(14,233)	(32,774)
Payment for DI Acquisition, net	—	(157,153)	—
Other, net	(599)	11	—
Net cash used in investing activities	(21,856)	(171,375)	(32,774)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	195,000	675,000
Payments of debt issuance costs and other fees	(2,940)	—	(6,208)
Payments of long-term debt	(58,125)	(82,500)	(91,250)
Stock-based compensations plans, net	(286)	377	—
Repurchases of common stock	(40,000)	(97,190)	—
Cash distribution to TEGNA related to Separation	—	—	(650,000)
Transactions with TEGNA, net	(191)	(2,960)	(69,030)
Net cash (used in) provided by financing activities	(91,542)	12,727	(141,488)
Net (decrease) increase in cash and cash equivalents	(11,914)	4,900	11,667
Cash and cash equivalents at beginning of period	25,463	20,563	8,896
Cash and cash equivalents at end of period	$13,549	$25,463	$20,563
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,740	$7	$11,531
Cash paid for interest	29,654	26,780	11,761

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements

Note 1. Description of business, company history and basis of presentation

Description of business. Cars.com Inc., (the “Company” or CARS) is a leading digital marketplace and solutions provider for the automotive industry that connects car shoppers with sellers and original equipment manufacturers (“OEM”s). The Company’s marketplace empowers shoppers with the resources and information to make confident car buying decisions while our digital solutions and technology platform help sellers improve operational efficiency, profitability and sales.  The Company’s portfolio of brands includes Cars.com, Dealer Inspire and DealerRater, in addition to Auto.com, PickupTrucks.com and NewCars.com.

Company History. In May 2017, the Company separated from its former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc. (the “Spin”), which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). The Company filed a Registration Statement with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on Form 10 relating to the Separation, which was declared effective on May 15, 2017. On May 31, 2017, the Company made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all of the outstanding shares of the Company’s common stock. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

In February 2018, the Company acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “DI Acquisition”) in 2018. The post-DI Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire.” For additional information, see Note 4 (Business Combination).

Basis of Presentation. These accompanying Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The Consolidated and Combined Financial Statements include the accounts of CARS and its 100% owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Prior to the Separation, the Company’s financial statements were derived from the historical accounting records of TEGNA and reflect the Company’s financial results as if the Company were a separate entity. The historical financial statements include allocations of certain TEGNA corporate overhead expenses and totaled $2.5 million for the year ended December 31, 2017.

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

Note 2. Significant Accounting Policies

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

Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation. Historically, certain costs related to severance, transformation and other exit costs; costs associated with a stockholder activist campaign; transaction-related costs; and the write-off of long-lived assets were reflected in various operating expense line items in the Consolidated and Combined Statements of (Loss) Income. Beginning on January 1, 2019, these costs are reflected within General and administrative expenses and certain prior year balances have been reclassified to conform to the current year presentation and are summarized in the table below (in thousands). There is no change to Operating (loss) income as a result of these reclassifications. No such adjustments were required for the year ended December 31, 2017.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

	Year Ended December 31, 2018
	As Reported	Adjustments	As Adjusted
Cost of revenue and operations	$92,367	$(1,934)	$90,433
Product and technology	73,970	(5,181)	68,789
Marketing and sales	232,884	(6,144)	226,740
General and administrative	59,684	13,259	72,943
Affiliate revenue share	15,488	—	15,488
Depreciation and amortization	103,810	—	103,810
Total operating expenses	$578,203	$—	$578,203

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable that the Company will collect substantially all of the consideration to which the Company will be entitled in exchange for the services that will be provided to the customer. The Company allocates the contractual transaction price to each distinct performance obligation and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through the Company’s direct sales force (Retail revenue) and affiliate sales channels (Wholesale revenue).

Marketplace Subscription Advertising Revenue. The Company’s primary source of Retail revenue and Wholesale revenue are through the sale of marketplace subscription advertising to dealer customers through varying levels of subscription packages. The Company’s subscription packages provide the dealer customer’s available new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with a contract term generally ranging from three to six months that is automatically renewed, typically on a month-to month basis. The Company recognizes subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Retail revenue and Wholesale revenue in the Consolidated and Combined Statements of (Loss) Income.

The Company also offers its customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of the Company’s add-on products are not sold separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation, and the Company recognizes the related revenue ratably as the services are provided over the contract term.

The Company also provides services, including hosting, related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. The Company recognizes revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenue in the Consolidated and Combined Statements of (Loss) Income.

Prior to October 2019, the Company’s affiliates also sold marketplace subscription advertising to dealer customers, and the Company earned Wholesale revenue through its affiliate agreements. Affiliates were assigned certain sales territories in which they sold the Company’s products. Under these agreements, the Company charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealer customers. The Company recognized Wholesale revenue ratably as the service is provided over the contract term. In situations where the Company’s direct sales force sold the Company’s products within an affiliate’s assigned territory, the Company paid the affiliate a revenue share which was classified as Affiliate revenue share in the Consolidated and Combined Statements of (Loss) Income. Wholesale revenue also includes the amortization of the Unfavorable contracts liability.

Display Advertising Products and Services Revenue. The Company also earns revenue through the sale of display advertising on the Company’s website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company also provides services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealer customers is recorded in Retail revenue in the Consolidated and Combined Statements of (Loss) Income.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Pay Per Lead Revenue. The Company also sells leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. The Company recognizes pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Retail and Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income.

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third-parties and peer-to-peer vehicle advertising. The Company recognizes other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenue in the Consolidated and Combined Statements of (Loss) Income.

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are primarily derived from sales to dealer customers and OEMs and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and any specific reserves needed for certain customers based on their credit risk. Bad debt expense for the years ended December 31, 2019, 2018 and 2017 was $4.9 million, $4.4 million and $2.5 million, respectively, and is included in Marketing and sales in the Consolidated and Combined Statements of (Loss) Income.

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly-rated financial institutions.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net (loss) income. The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. The non-marketable investments recorded within Investments and other assets on the Consolidated Balance Sheets were $9.4 million as of December 31, 2019 and 2018. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and which may be indicative of impairment. There were no impairments recorded for the periods presented in the Consolidated and Combined Statements of (Loss) Income.

Property and Equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2019	2018	Estimated Useful Life
Computer software	$46,636	$29,300	18 months - 5 years
Computer hardware	19,429	19,461	3 - 5 years
Furniture and fixtures	4,757	4,970	10 years
Leasehold improvements	19,151	18,594	Lesser of useful life or lease term
Property and equipment, gross	89,973	72,325
Less: Accumulated depreciation	(46,277)	(30,843)
Property and equipment, net	$43,696	$41,482

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $18.3 million, $12.8 million and $10.8 million, respectively. Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of those assets is included in General and administrative expense on the Consolidated and Combined Statements of (Loss) Income.

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs for the years ended December 31, 2019, 2018 and 2017 were $19.8 million, $11.5

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

million and $6.9 million, respectively. Capitalized costs are included in Property and equipment, net on the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. As of December 31, 2019, the Company had $505.9 million of goodwill which resulted from TEGNA’s acquisition of Cars.com in 2014, the acquisition of DealerRater.com in 2016 and the DI Acquisition in 2018.

Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill is tested for impairment annually as of November 1 and at a level referred to as the reporting unit. The level at which the Company tests goodwill for impairment requires the Company to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that CARS operates as a single reporting unit.

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

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition, as well as, technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 6 (Goodwill and Other Intangible Assets).

In connection with the Company’s acquisition by TEGNA, the Company recorded an intangible asset with an indefinite life associated with the Cars.com trade name. The indefinite-lived intangible asset is tested annually, or more often if circumstances dictate, for impairment and is written down to fair value as required. The estimate of fair value is determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Intangible Asset	Estimated Useful Life
Acquired software	2 - 7 years
Content library	2 years
Customer relationships	3 - 14 years
Non-compete agreements	5 years
Other trade names	10 - 12 years

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Valuation of Long-Lived Assets. The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No impairment losses were recognized for the periods presented in the Consolidated and Combined Statements of (Loss) Income.

Fair Value of Financial Instruments. The Company’s financial instruments include marketable securities held at fair value. Financial instruments also include accounts receivable, accounts payable, debt and other liabilities. The carrying values of these instruments approximate their fair values.

Derivative Financial Instrument. The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Credit Agreement principally utilized to fund the Separation and the DI Acquisition, on a notional amount of $300 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets. Any gains or losses on the Swap are reported as a component of Accumulated other comprehensive loss until reclassified into Interest expense, net in the same period the hedge transaction impacts earnings. As of December 31, 2019, the fair value of the Swap was an unrealized loss of $10.2  million, of which $4.2  million and $6.0  million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the year ended December 31, 2019, $2.0 million was reclassified from Accumulated other comprehensive loss into Interest expense, net.

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

The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated Balance Sheets. The Company records penalties and interest relating to uncertain tax positions in Income tax (benefit) expense in the Consolidated and Combined Statements of (Loss) Income. The Company has not recorded any material expense or liabilities related to interest or penalties in its Consolidated and Combined Financial Statements.

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. For further information, see Note 12 (Stock-Based Compensation).

Advertising Costs. The Company expenses all advertising costs as they are incurred and are included in Marketing and sales in the Consolidated and Combined Statements of (Loss) Income. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $115.8 million, $109.2 million and $104.6 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations consist of expenses related to the pay-per-lead products, third-party costs such as processing of dealer vehicle inventory, product fulfillment, customer service and related compensation costs.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on the first day of the quarter following the date of hire after one month of service and are allowed to make tax-deferred contributions up to 100% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are immediately fully vested. The Company’s contributions to its defined contribution plans for the years ended December 31, 2019, 2018 and 2017 were $4.3 million, $4.4 million and $4.1 million, respectively.

Note 3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

Financial Instruments – Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this ASU, the Company will be required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. This ASU will be effective in the first quarter of 2020 and will be adopted using a modified retrospective approach. The Company has evaluated this new guidance and it will not have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU will be effective in the first quarter of 2020 and will be adopted on a prospective basis. The Company has evaluated this new guidance and it will not have a material impact on its Consolidated and Combined Financial Statements and related disclosures.

Recently Adopted Accounting Pronouncements

Revenue Recognition. The FASB amended the FASB Accounting Standards Codification (“ASC”) and created Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s primary source of revenue is the sale of marketplace subscription advertising to car dealerships, which will continue to be recognized ratably over the contract term as the service is provided to the customer. Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The adoption did not have a material impact on its Consolidated and Combined Financial Statements and related disclosures. For further information, see Note 5 (Revenue).

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. The new guidance requires a lessee to recognize a liability to make lease payments (the “lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and did not recast the comparative periods presented in the Consolidated and Combined Financial Statements upon adoption. The Company elected the ‘package of practical expedients’ and did not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify and did not recognize right-of-use assets or lease liabilities for those leases. The Company’s lease agreements are principally related to real estate. The adoption of ASU 2016-02 resulted in the recognition of operating lease assets of $18.2 million and $35.0 million in operating lease liabilities on its Consolidated Balance Sheets. The difference between the operating lease assets and the operating lease liabilities relates to the derecognition of the Company’s deferred rent obligation, which included the impact of a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois and was already recorded on the Consolidated Balance Sheets at the time of the adoption.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

The Company expensed as incurred total acquisition costs of $4.9 million, of which $4.3 million was recorded during the twelve months ended December 31, 2018. These costs were recorded in General and administrative in the Consolidated and Combined Statements of (Loss) Income. In connection with the DI Acquisition, Dealer Inspire’s unvested equity awards were cash settled for a total of $5.7 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the DI Acquisition as compensation expense in the Company’s Consolidated and Combined Statements of (Loss) Income.

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the income approach. The DI Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Cash consideration (1)	$164,333
Contingent consideration (2)	2,200
Cash settlement of DI Acquisition's unvested equity awards (3)	(5,700)
Total consideration	$160,833

Cash	$1,480
Accounts receivable	11,291
Property and equipment	1,215
Other assets	320
Identified intangible assets (4)	71,900
Total assets acquired	86,206
Accounts payable	(2,514)
Deferred tax liability	(14,741)
Other liabilities	(4,460)
Total liabilities assumed	(21,715)
Net identifiable assets	64,491
Goodwill	96,342
Total consideration	$160,833

(1)	A reconciliation of cash consideration to Payment for DI Acquisition, net in the Consolidated and Combined Statements of Cash Flows is as follows (in thousands):

Cash consideration	$164,333
Less: Cash settlement of DI Acquisition's unvested equity awards (3)	(5,700)
Less: Cash acquired	(1,480)
Payment for DI Acquisition, net	$157,153

(2)

As part of the DI Acquisition, the Company may be required to pay up to an additional $15 million in cash consideration to the former owners. The actual amount to be paid will be based on Dealer Inspire’s future performance related to certain revenue targets to be attained over a three-year performance period. The fair value was estimated utilizing the income approach valuation technique. The contingent consideration liability is recorded in Other noncurrent liabilities in the Consolidated Balance Sheets.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(3)

In connection with the DI Acquisition, Dealer Inspire’s unvested equity awards were cash settled. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the DI Acquisition as compensation expense in the Company’s Consolidated and Combined Statements of (Loss) Income, as follows: $3.9 million in Product and technology, $1.0 million in Cost of revenue and operations, $0.5 million in Marketing and sales and $0.3 million in General and administrative.

(4)	Information regarding the identifiable intangible assets acquired is as follows:

	DI Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Acquired software	$39,500	4
Customer relationships	18,300	4
Trade names	14,100	10
Total	$71,900

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

Goodwill. In connection with the DI Acquisition, the Company recorded goodwill in the amount of $96.3 million, which is primarily attributable to sales growth from existing and future technology, product offerings and customers and the value of the acquired assembled workforce. Of the total goodwill recorded in connection with the DI Acquisition, approximately $15.0 million was deductible for income tax purposes.

Pro forma Financial Information (unaudited). The unaudited pro forma revenue and net income of the Company and Dealer Inspire are $669.8 million and $46.1 million as of December 31, 2018, respectively. This information gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for compensation expense related to the cash settlement of Dealer Inspire’s unvested equity awards; acquisition and integration costs; incremental intangible assets amortization based on the fair values of each identifiable intangible asset; certain other compensation related costs, including retention bonuses and stock-based compensation; and interest expense on the borrowings under the revolving loan to fund the DI Acquisition. Pro forma adjustments were tax-affected at the Company’s corporate blended statutory tax rate applicable during the respective periods presented.

This unaudited pro forma information is presented for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the DI Acquisition had taken place on January 1, 2018, nor the results that may be obtained in the future. The unaudited pro forma information does not reflect future synergies or other such costs or savings.

From the date of the DI Acquisition, the Company included Dealer Inspire’s financial results in its Consolidated and Combined Statements of (Loss) Income for the year ended December 31, 2018. Dealer Inspire contributed revenue of $53.1 million and a net loss of $11.3 million. The net loss includes $14.0 million of incremental intangible asset amortization and $8.2 million of costs related to the DI Acquisition, primarily related to the cash settlement of Dealer Inspire’s unvested equity awards and acquisition-related costs, both of which are on a pre-tax basis.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Note 5. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Year Ended December 31,
Sales channel	2019	2018	2017
Direct	$477,095	$457,651	$333,248
National advertising	80,774	105,381	114,178
Other	14,442	16,156	15,854
Retail	572,311	579,188	463,280
Wholesale	34,371	82,939	162,982
Total revenue	$606,682	$662,127	$626,262

Major products and services
Marketplace subscription advertising	$475,960	$507,993	$483,026
Display advertising	91,935	112,792	102,183
Pay per lead	26,907	30,757	31,727
Other	11,880	10,585	9,326
Total revenue	$606,682	$662,127	$626,262

Note 6. Goodwill and Other Intangible Assets

Goodwill and Indefinite-Lived Intangible Asset. On September 1, 2019, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price after the completion of the strategic alternatives review process, and performed interim quantitative impairment tests. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values. Thus, during the third quarter of 2019, the Company recorded an impairment of $379.2 million and $82.3 million related to its goodwill and indefinite-lived intangible asset, respectively. In the fourth quarter of 2019, the Company performed an updated quantitative impairment analysis of its goodwill and indefinite-lived intangible asset and the results of those tests indicated that the estimated fair value exceeded the carrying value as of December 31, 2019. For further information, see Note 2 (Significant Accounting Polices).

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2017	$788,107	$872,320
Additions	96,342	—
December 31, 2018	$884,449	$872,320
Impairment	(379,163)	(82,300)
Other	599	—
December 31, 2019	$505,885	$790,020

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$832,540	$(343,925)	$488,615	$832,540	$(273,799)	$558,741
Acquired software	111,200	(78,831)	32,369	111,200	(53,002)	58,198
Other trade names	23,900	(5,405)	18,495	23,900	(3,178)	20,722
Non-compete agreements	2,860	(2,860)	—	2,860	(2,431)	429
Content library	2,100	(2,100)	—	2,100	(2,100)	—
Total	$972,600	$(433,121)	$539,479	$972,600	$(334,510)	$638,090

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Amortization for the years ended December 31, 2019, 2018 and 2017 is $98.6 million, $91.0 million and $77.9 million, respectively. Projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2020	$94,333
2021	84,994
2022	71,694
2023	69,828
2024	67,222
Thereafter	151,408
Total	$539,479

Note 7. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of CARS by TEGNA, the Company entered into affiliate agreements with the former owners of CARS. Under the affiliate agreements, affiliates have the exclusive right to sell and price the Company’s products and services in their local territories, paying the Company a wholesale rate for the Company’s products. The Company charged the affiliates 60% of the corresponding Cars.com’s retail rate for products sold to affiliate dealer customers and recognized revenue generated from these agreements as Wholesale revenue in the Consolidated and Combined Statements of (Loss) Income. The Unfavorable contracts liability was established as a result of these below market-rate unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014.

Prior to the affiliate conversions discussed below, over the annual contract period, the Company recognized $25.2 million of Wholesale revenue with a corresponding reduction of the Unfavorable contracts liability. The Unfavorable contracts liability was fully amortized as of September 30, 2019 and as of December 31, 2019 and 2018, the Unfavorable contracts liability on the Consolidated Balance Sheets was zero and $18.9 million within Current liabilities, respectively.

The Company has amended five of its affiliate agreements (Gannett, McClatchy, TEGNA, tronc, and the Washington Post) and as a result, has a direct relationship with these dealer customers before the original contractual conversion date specified. As a result, we recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income. On October 1, 2019, the Belo affiliate agreement expired and the Company now directly serves all dealer customers.

As part of the amendments to the affiliate agreements, Gannett, McClatchy, TEGNA, tronc, and the Washington Post have agreed to perform certain marketing support and transition services through varying dates, the latest of which is June 29, 2020. The fees the Company pays associated with the amended affiliate agreements are recorded as Affiliate revenue share expense within Operating expenses in the Consolidated and Combined Statements of (Loss) Income.

The Company no longer records the amortization of the Unfavorable contracts liability associated with the converted markets to revenue as the Company is recognizing this direct revenue at retail rates. The amortization of the Unfavorable contracts liability was recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of (Loss) Income. As of December 31, 2019, the Unfavorable contracts liability has been fully amortized.

During the year ended December 31, 2019, the Company recorded $17.5 million as a reduction to Affiliate revenue share, rather than Wholesale revenue, in the Consolidated and Combined Statements of (Loss) Income. The reduction to Affiliate revenue share was partially offset by the fees associated with the marketing support and transition services.

The Company’s Unfavorable contracts liability activity for the year ended December 31, 2019 is as follows (in thousands):

December 31, 2018	$18,885
Amortization into Wholesale revenue (1)	(1,358)
Amortization into Affiliate revenue share (2)	(17,527)
December 31, 2019	$—

(1)

Amount represents the amortization of the Unfavorable contracts liability related to the remaining affiliate agreements into Wholesale revenue in the Consolidated and Combined Statements of (Loss) Income.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(2)

Amount represents the amortization of the Unfavorable contracts liability related to the converted McClatchy, tronc and Washington Post affiliate agreements into Affiliate revenue share within Operating expenses in the Consolidated and Combined Statements of (Loss) Income.

Note 8. Debt

Credit Agreement. On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. In October 2019, we entered into an amendment to the Company’s Credit Agreement to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The Credit Agreement matures on May 31, 2022 and includes (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at its request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon its total net leverage ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varies between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s net leverage ratio. The Credit Agreement requires a total maximum total net leverage of 4.50x with incremental step downs through the maturities of the term loan and the revolving loan.

On May 31, 2017, the Company borrowed $675 million to fund a $650 million cash payment to TEGNA immediately prior to the distribution, to pay fees and expenses related to the Separation and to fund working capital. The term loan requires quarterly amortization payments which commenced on September 30, 2017. Debt issuance costs were $5.5 million and $4.1 million at December 31, 2019 and December 31, 2018, respectively. These debt issuance costs are recorded as a reduction of debt and the debt is accreted using the effective interest method with the amortization recorded in Interest expense, net on the Consolidated and Combined Statements of (Loss) Income.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the Credit Agreement are guaranteed by the Guarantors and the Company. The Guarantors secured their respective obligations under the Credit Agreement by granting liens in favor of the agent on substantially all of their assets. The terms of the Credit Agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2019, the Company is in compliance with the covenants under its various credit agreements.

Term Loan. As of December 31, 2019, the outstanding borrowings under the Term Loan were $388.1 million and the interest rate in effect was 4.5%. During the year ended December 31, 2019, the Company made $28.1 million in quarterly Term Loan payments.

Revolving Loan. As of December 31, 2019, the outstanding borrowings under the Revolving Loan were $260.0 million and the interest rate in effect was 3.7%. During the year ended December 31, 2018, the Company borrowed $165.0 million to fund the DI Acquisition and $30.0 million to fund share repurchases. The Company also made $30.0 million in voluntary Revolving Loan payments during the year ended December 31, 2019. As of December 31, 2019, the Company was permitted to borrow an additional $190.0 million under the Revolving Loan. The Company’s borrowings are limited by its net leverage ratio, which was 3.8 to 1.0 as of December 31, 2019.

Fair Value. The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. The Company’s contractual payments at December 31, 2019 under then-outstanding long-term debt agreements in each of the next five calendar years are as follows (in thousands):

2020	$33,750
2021	39,375
2022	575,000
2023	—
2024	—
Total	$648,125

Note 9. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a new lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease.  As of December 31, 2019, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, were as follows (in thousands):

2020	$4,368
2021	4,013
2022	3,751
2023	3,850
2024	4,122
Thereafter	30,996
Total minimum lease payments	51,100
Less: Imputed interest (1)	(17,527)
Present value of the minimum lease payments	33,573
Less: Current maturities of lease obligations	(1,951)
Long-term lease obligations	$31,622

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

                                                                                                                                                                                                                     As of December 31, 2019, the Company’s operating lease assets, included in Investments and other assets, were $16.9 million and operating lease liabilities were $33.6 million, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Other information related to the Company’s operating leases for the year ended December 31, 2019 is as follows (in thousands, except months and percentage):

Income statement information:	Year Ended December 31, 2019
Operating lease cost	$3,877
Short-term lease cost	1,202
Variable lease cost	2,565
Total lease cost	$7,644

Other information:
Cash paid for operating leases for the year ended December 31, 2019	$3,627
Weighted-average remaining lease term (in months) as of December 31, 2019	132
Weighted-average discount rate as of December 31, 2019	7.4%

Rental expense in 2018 and 2017 was $8.2 million and $7.3 million, respectively.

Note 10. Commitments and Contingencies

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

Note 11. Stockholders Equity

In March 2018, the Company’s Board of Directors authorized a share repurchase program to acquire up to $200 million of the Company’s common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program has a two-year duration, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company intends to fund the share repurchase program principally with cash from operations. During the year ended December 31, 2019, the Company repurchased and subsequently retired 1.7 million shares for $40 million.

Note 12. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18 million common stock shares may be issued under the Omnibus Plan. As of December 31, 2019, there were 15.1 million common stock shares available for future grants. The Company issues new shares of CARS common stock for shares delivered under the Omnibus Plan.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Prior to the Separation and distribution from TEGNA, certain CARS current and former employees received TEGNA restricted share units based on TEGNA common stock. Due to the spin-off from TEGNA, all outstanding TEGNA restricted share units held by certain CARS current and former employees following the Separation were converted into an award denominated in shares of CARS common stock, with the number of shares subject to the award adjusted in a manner intended to preserve the aggregate intrinsic value of the original TEGNA restricted share units award as measured immediately before and after the Separation. Stock-based compensation expense relates to awards issued in connection with and after the Separation. Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$7,588	$9,423	$2,627
Income tax benefit related to stock-based compensation expense	2,840	1,222	643

Information related to outstanding stock-based compensation awards as of December 31, 2019 for restricted share units (“RSUs”), performance share units (“PSUs”), and the Cars.com Employee Stock Purchase Plan (“ESPP”) is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$14,708	2.0
PSUs	518	2.2
ESPP	161	0.3
Total	$15,387	2.0

Restricted Share Units. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSU’s are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. RSU activity for the year ended December 31, 2019 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	769	$26.20
Granted	582	23.51
Vested and delivered	(241)	26.00
Forfeited	(167)	25.23
Outstanding as of December 31, 2019 (1)	943	24.68

(1)	The outstanding balance as of December 31, 2019 includes 81,000 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $23.51 and $26.63, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2019 and 2018 was $7.1 million and $3.7 million, respectively.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Performance Share Units. PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. PSU activity for the year ended December 31, 2019 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2018	766	$27.37
Granted	212	23.99
Vested and delivered	—	—
Forfeited	(25)	26.27
Outstanding as of December 31, 2019	953	26.60

The PSUs granted during the years ended December 31, 2019 and the remaining PSUs granted during the year ended December 31, 2018 require continued employee service. The percentage of these PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting over three years.

During the year ended December 31, 2018, the Company granted 632,000 to certain employees in connection with the DI Acquisition and require continued employee service. The percentage of PSUs that shall vest will range from 0% to 150% of the number of PSUs granted based on Dealer Inspire’s future performance related to certain revenue targets over a three-year performance period. These PSUs are subject to graded vesting over three years.

Employee Stock Purchase Plan. On September 19, 2017, the Company’s Board of Directors approved the Cars.com Employee Stock Purchase Plan (the “ESPP”). Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase CARS common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of CARS at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2019, 2.8 million shares were available for issuance under the ESPP. The Company issued 0.1 million shares related to the ESPP for the years ended December 31, 2019 and 2018. The Company recorded $0.5 million and $0.4 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2019 and 2018, respectively.

Note 13. (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing Net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted (loss) earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. The computations of the Company’s basic and diluted (loss) earnings per share are set forth below (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017 (1)
Net (loss) income	$(445,324)	$38,809	$224,443
Basic weighted-average common shares outstanding	66,995	70,318	71,661
Effect of dilutive stock-based compensation awards (2)	—	229	66
Diluted weighted-average common shares outstanding	66,995	70,547	71,727
(Loss) earnings per share, basic	$(6.65)	$0.55	$3.13
(Loss) earnings per share, diluted	(6.65)	0.55	3.13

(1)

As of the Separation date of May 31, 2017, the total shares outstanding were 71.6 million. For the year ended December 31, 2017, the calculation of both basic and diluted earnings per share includes the 71.6 million shares as the shares outstanding during the period of January 1, 2017 through May 31, 2017.

(2)

If the Company had been in a net income position, 0.8 million potential common shares would have been included from diluted weighted-average common shares outstanding for the year ended December 31, 2019 as their inclusion would have had an anti-dilutive effect.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

As of December 31, 2019, the Company has two classes of stock which consist of common stock and preferred stock. As of December 31, 2019, the Company has only issued common stock at a par value of $0.01.

Note 14. Income Taxes

Selected Information Related to Income Taxes. Significant components of (Loss) Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S.	$(476,925)	$56,114	$122,162
Non-U.S.	1,646	815	—
(Loss) income before income taxes	$(475,279)	$56,929	$122,162

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$1,501	$254	$5,966
U.S. state and local	427	953	598
Non-U.S.	448	220	—
Total current income tax expense	2,376	1,427	6,564
Deferred:
U.S. federal	(27,692)	11,133	(110,361)
U.S. state and local	(4,636)	5,560	1,516
Non-U.S.	(3)	—	—
Total deferred income tax (benefit) expense	(32,331)	16,693	(108,845)
Income tax (benefit) expense	$(29,955)	$18,120	$(102,281)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands, except percentage):

	Year Ended December 31,
	2019		2018		2017 (1) (2)
	$	%	$	%	$	%
Income tax provision at statutory rate	$(99,808)	21.0%	$11,955	21.0%	$42,757	35.0%
Tax effect of pre-Separation earnings	—	—	—	—	(16,210)	(13.3)
State income taxes, net of federal income tax benefit	(5,374)	1.1	2,668	4.7	2,294	1.9
Book impairment and other permanent differences	71,650	(15.1)	—	—	—	—
Effect of change in apportionment factors (3)	928	(0.2)	3,467	6.1	—	—
Write-off of permanent outside basis difference	—	—	—	—	(50,687)	(41.5)
Effect of U.S. federal tax rate change (4)	—	—	—	—	(80,298)	(65.7)
Other, net	2,649	(0.5)	30	—	(137)	(0.1)
Income tax (benefit) expense	$(29,955)	6.3%	$18,120	31.8%	$(102,281)	(83.7)%

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(1)

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

(2)	The income tax benefit for the year ended December 31, 2017 is based upon seven months of Cars.com, LLC activity and twelve months of DealerRater activity.
(3)	This reflects changes in apportionment factors upon the finalization of the post-Spin 2017 state tax returns in the fourth quarter of 2018.
(4)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, which made broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact the Company: (1) reducing the U.S. federal corporate income tax rate from 35% to 21%; (2) enhancing and extending the option to claim accelerated depreciation deductions by allowing full expensing of qualified property through 2022; (3) limiting the deductibility of certain executive compensation; and (4) limiting certain other deductions. The Company recorded net tax expense of $80.3 million in 2017 related to the revaluation of its net deferred tax liabilities, in accordance with ASC 740.

The Company’s effective tax rate for the year ended December 31, 2019 differed from the federal statutory rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairment and other permanent differences.

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

Deferred Tax Assets and Liabilities. As part of the implementation of the post-Separation legal entity structure, the Company was required to record deferred tax assets and liabilities for temporary differences between financial accounting and tax reporting. Accordingly, in 2017, the Company recorded $246 million of net deferred tax liabilities associated with the outside basis difference in the Cars.com, LLC flow-through entity, with the offset recorded in TEGNA’s investment net.

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

The Company has recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $7.1 million and $1.5 million, respectively. The federal NOL, and the majority of the state NOLs, can be carried forward indefinitely.

The Company also has recorded deferred tax assets related to federal and Illinois research and development (“R&D”) tax credit carryforwards of $1.8 million and $0.8 million, respectively. The federal and state R&D tax credits may be carried forward 20 years and 5 years, respectively.

The Company expects to fully utilize all NOL and tax credit carryforwards before the expiration of any carryforward period.

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax liabilities:
Depreciation	$(4,459)	$(4,629)
Intangibles	(150,090)	(183,632)
Lease obligations	(3,893)	—
Other	(1,420)	(1,217)
Total deferred tax liabilities	$(159,862)	$(189,478)
Deferred income tax assets:
Accrued compensation	$5,742	$4,098
Right of use assets	3,793	—
Unfavorable contracts liability	—	4,739
NOL and tax credit carryforwards	11,152	—
Other	6,179	2,725
Total deferred tax assets	$26,866	$11,562
Less: Valuation allowance	—	—
Net deferred tax liability	$(132,996)	$(177,916)

Uncertain Tax Positions. Judgment is required in evaluating tax positions and determining the provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance as of January 1	$595	$—
Additions for tax positions of prior years	906	595
Income before income taxes	$1,501	$595

At December 31, 2019 and 2018, there are $1.5 million and $0.6 million of unrecognized tax benefits that, if recognized, would affect the annual tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018 and 2017, amounts paid and amounts accrued for the payment of interest and penalties accrued was immaterial.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of completion at any given time. Generally, the Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after December 31, 2016.

Note 15. Segment Information

Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the CARS President and Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated financial results.

For the year ended December 31, 2019, the Company had one operating and reportable segment that generates revenue through two sales channels (Retail and Wholesale) which are presented on the Consolidated and Combined Statements of (Loss) Income. As of

Cars.com Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

October 2019, the Company now has a direct relationship with all dealer customers and recognizes revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue. For the years ended December 31, 2019, 2018 and 2017, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

Note 16. Related Party

The Company was party to a commercial agreement with TEGNA, who was considered a related party through the Separation date of May 31, 2017. Related party revenue earned from this agreement was zero for the years ended December 31, 2019 and 2018 and $3.4 million for the year ended December 31, 2017. The commercial agreement with TEGNA is effective until June 29, 2020.

Prior to the Separation, TEGNA utilized a centralized approach to cash management and the financing of its operations, providing funds to its subsidiaries as needed. These transactions were recorded in “TEGNA’s investment, net” when advanced. Accordingly, none of TEGNA’s cash and cash equivalents were assigned to the Company in TEGNA’s financial statements. Cash and cash equivalents in the Company’s Consolidated Balance Sheets represent cash held directly by the Company.

Equity in the Consolidated Balance Sheets represents the accumulated balance of transactions between the Company and TEGNA, the Company’s paid-in-capital and TEGNA’s interest in the Company’s accumulated deficit, and are presented within “TEGNA’s investment, net.” The amounts comprising the accumulated balance of transactions between the Company and TEGNA and TEGNA affiliates include (1) the cumulative net assets attributed to the Company by TEGNA and TEGNA affiliates; (2) the cumulative net advances to TEGNA representing the Company’s cumulative funds swept (net of funding provided by TEGNA and TEGNA affiliates to the Company) as part of the centralized cash management program; and (3) certain post-Separation transactions.

Note 17. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2019
Revenue	$154,198	$148,207	$152,090	$152,187
Cost of revenue and operations	25,579	24,319	25,089	24,562
Operating (loss) income	(4,054)	1,004	(447,716)	4,706
Net loss	(9,031)	(6,026)	(426,157)	(4,110)
Loss per share, basic	(0.13)	(0.09)	(6.38)	(0.06)
Loss per share, diluted	(0.13)	(0.09)	(6.38)	(0.06)

2018
Revenue	$159,957	$168,512	$169,312	$164,346
Cost of revenue and operations	17,985	22,500	23,808	26,140
Operating income	7,166	24,557	28,331	23,870
Net income	929	12,726	15,797	9,357
Earnings per share, basic	0.01	0.18	0.23	0.14
Earnings per share, diluted	0.01	0.18	0.23	0.14

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019 included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2019 and 2018, the related Consolidated and Combined Statements of (Loss) Income, Comprehensive (Loss) Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2020

Item 9B. Other Information.

On February 11, 2020, the Board of Directors established that the Company’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) will be held on Thursday, May 14, 2020 at 9:00 a.m., Central Time. The record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2020 Annual Meeting is the close of business on Monday, March 16, 2020. The Company announced the date of the 2020 Annual Meeting, the record date for the 2020 Annual Meeting date and following information regarding stockholder nominations and proposals on a Current Report on Form 8-K, dated February 11, 2020, filed with the SEC.

To be considered for inclusion in this year’s proxy materials for the 2020 Annual Meeting, stockholder proposals must have been submitted in writing by February 21, 2020. In addition to complying with this deadline, stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2020 Annual Meeting must also comply with the Bylaws and all applicable rules and regulations promulgated by the SEC under the Exchange Act. Additionally, any stockholder who intended to submit a proposal regarding a director nomination or who intended to submit a proposal regarding any other matter of business at the 2020 Annual Meeting to be included in the Company’s proxy materials for the 2020 Annual Meeting must have also ensured that notice of any such nomination or proposal (including any additional information specified in the Bylaws) was received by the Corporate Secretary at the Company’s principal executive offices on or before the close of business on February 21, 2020. The February 21, 2020 deadline also applies in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. The information required by this item will be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8., “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the Consolidated and Combined Financial Statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1**	Separation and Distribution Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 2.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

3.2**	Amended and Restated By-Laws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on October 23, 2018, File No. 001-37869).

4.1*	Description of Securities

10.1**	Transition Services Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.2**	Tax Matters Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.2 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.3**	Employee Matters Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.3 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.4**

Credit Agreement dated as of May 31, 2017 among Cars.com Inc., as Borrower, each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.5**

First Amendment to Credit Agreement dated as of October 4, 2019 among Cars.com Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 7, 2019, File No. 001-37869)

10.6**^	Cars.com Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.7**^	Cars.com Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.8**^	Cars.com, LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.9**^	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.10**^	Cars.com Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 10, 2019, File No. 001-37869).

10.11**^	Cars.com Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 10, 2019, File No. 001-37869).

10.12**^

Restricted Stock Unit Award Agreement, effective as of January 1, 2017, between TEGNA Inc. and Alex Vetter (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.13**^	Form of Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on June 20, 2017, File No. 001-37869).

10.14**^	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 2017, File No. 001-37869).

Exhibit Number	Exhibit Description

10.15**^

Form of 2018 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

10.16**^

Form of Performance Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869)

10.17**^

Letter Agreement, dated as of November 2, 2016, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.18**^

Letter Agreement, dated as of September 23, 2016, between Cars.com, LLC and Jim Rogers (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.19**^

Separation Agreement between Cars.com, LLC and John Clavadetscher dated September 13, 2018 (incorporated herein by reference to Exhibit 10.26 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

10.20**^

Letter Agreement, dated as of July 9, 2018, between Cars.com, LLC and Doug Miller (incorporated herein by reference to Exhibit 10.27 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Previously filed.
^	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 26, 2020	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: February 26, 2020	By:	/s/ Jeanette Tomy
Jeanette Tomy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	President and Chief Executive Officer	February 26, 2020
T. Alex Vetter	(Principal Executive Officer)

/s/ Jeanette Tomy	Chief Financial Officer	February 26, 2020
Jeanette Tomy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 26, 2020
Scott Forbes

/s/ Jerri DeVard	Director	February 26, 2020
Jerri DeVard

/s/ Jill Greenthal	Director	February 26, 2020
Jill Greenthal

/s/ Thomas Hale	Director	February 26, 2020
Thomas Hale

/s/ Michael Kelly	Director	February 26, 2020
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 26, 2020
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 26, 2020
Greg Revelle

/s/ Bala Subramanian	Director	February 26, 2020
Bala Subramanian

/s/ Bryan Wiener	Director	February 26, 2020
Bryan Wiener

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2019	$4,441	$4,897	$(4,638)	$345	$5,045
2018	2,616	4,391	(3,383)	817	4,441
2017	3,527	2,452	(4,037)	674	2,616