Form 10-Q
period 2020-03-31
Cars.com Inc.
filed 2020-05-06
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 67,144,823 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$187,344	$13,549
Accounts receivable, net	95,069	101,762
Prepaid expenses	8,092	6,526
Other current assets	782	603
Total current assets	291,287	122,440
Property and equipment, net	43,782	43,696
Goodwill	—	505,885
Intangible assets, net	904,221	1,329,499
Investments and other assets	16,634	26,471
Total assets	$1,255,924	$2,027,991
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$17,626	$12,431
Accrued compensation	9,056	16,738
Current portion of long-term debt	31,425	31,391
Other accrued liabilities	40,203	38,246
Total current liabilities	98,310	98,806
Noncurrent liabilities:
Long-term debt	763,361	611,277
Deferred tax liability	—	132,996
Other noncurrent liabilities	46,363	43,844
Total noncurrent liabilities	809,724	788,117
Total liabilities	908,034	886,923
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,961 and 66,764 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	670	668
Additional paid-in capital	1,516,174	1,515,109
Accumulated deficit	(1,154,501)	(367,067)
Accumulated other comprehensive loss	(14,453)	(7,642)
Total stockholders' equity	347,890	1,141,068
Total liabilities and stockholders' equity	$1,255,924	$2,027,991

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Retail	$148,094	$139,338
Wholesale	—	14,860
Total revenue	148,094	154,198
Operating expenses:
Cost of revenue and operations	26,030	25,579
Product and technology	14,873	17,863
Marketing and sales	54,922	60,343
General and administrative	14,117	23,888
Affiliate revenue share	6,369	2,454
Depreciation and amortization	30,961	28,125
Goodwill and intangible asset impairment	905,885	—
Total operating expenses	1,053,157	158,252
Operating loss	(905,063)	(4,054)
Nonoperating expense:
Interest expense, net	(7,526)	(7,566)
Other (expense) income, net	(9,501)	119
Total nonoperating expense, net	(17,027)	(7,447)
Loss before income taxes	(922,090)	(11,501)
Income tax benefit	(134,656)	(2,470)
Net loss	$(787,434)	$(9,031)
Weighted-average common shares outstanding:
Basic	66,938	67,584
Diluted	66,938	67,584
Loss per share:
Basic	$(11.76)	$(0.13)
Diluted	(11.76)	(0.13)

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(787,434)	$(9,031)
Other comprehensive loss, net of tax:
Interest rate swap	(6,811)	(7,279)
Total other comprehensive loss	(6,811)	(7,279)
Comprehensive loss	$(794,245)	$(16,310)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(787,434)	—	(787,434)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,811)	(6,811)
Shares issued in connection with stock-based compensation plans, net	—	—	197	2	(906)	—	—	(904)
Stock-based compensation	—	—	—	—	1,971	—	—	1,971
Balance at March 31, 2020	—	$—	66,961	$670	$1,516,174	$(1,154,501)	$(14,453)	$347,890

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(9,031)	—	(9,031)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,279)	(7,279)
Repurchases of common stock	—	—	(881)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(744)	—	—	(743)
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Other	—	—	12	—	(181)	—	—	(181)
Balance at March 31, 2019	—	$—	67,455	$675	$1,510,057	$89,217	$(7,279)	$1,592,670

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(787,434)	$(9,031)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation	5,683	4,033
Amortization of intangible assets	25,278	24,092
Amortization of unfavorable contracts liability	—	(6,300)
Goodwill and intangible asset impairment	905,885	—
Impairment of non-marketable security	9,447	—
Stock-based compensation	1,971	2,981
Deferred income taxes	(133,064)	(2,570)
Provision for doubtful accounts	1,606	1,055
Amortization of debt issuance costs	556	311
Other, net	75	(9)
Changes in operating assets and liabilities:
Accounts receivable	5,087	12,274
Prepaid expenses	(1,566)	1,847
Other current assets	(218)	886
Other assets	458	(17,208)
Accounts payable	5,133	574
Accrued compensation	(7,682)	(4,075)
Other accrued liabilities	(1,661)	14,087
Other noncurrent liabilities	(662)	15,442
Net cash provided by operating activities	28,892	38,389
Cash flows from investing activities:
Purchase of property and equipment	(5,755)	(3,363)
Other, net	—	(600)
Net cash used in investing activities	(5,755)	(3,963)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	165,000	—
Payments of long-term debt	(13,438)	(10,625)
Stock-based compensation plans, net	(904)	(743)
Repurchases of common stock	—	(20,000)
Other	—	(181)
Net cash provided by (used in) financing activities	150,658	(31,549)
Net increase in cash and cash equivalents	173,795	2,877
Cash and cash equivalents at beginning of period	13,549	25,463
Cash and cash equivalents at end of period	$187,344	$28,340
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$124	$38
Cash paid for interest	6,956	7,413

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

Company History. In May 2017, the Company separated from its former parent company, TEGNA Inc. (“TEGNA”) by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business (the “Separation”). On May 31, 2017, the Company made a $650.0 million cash transfer to TEGNA and TEGNA completed the Separation through a pro rata distribution to its stockholders of all outstanding shares of the Company’s common stock. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

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

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K dated February 26, 2020 (the “December 31, 2019 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2019 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

NOTE 2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Cloud Computing Arrangements. In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The Company adopted this new guidance as of January 1, 2020. The adoption did not have a material impact on its Consolidated Financial Statements and related disclosures.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this new guidance, the Company is required to

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The Company adopted this new guidance as of January 1, 2020. The adoption did not have a material impact on its Consolidated Financial Statements and related disclosures.

Reference Rate Reform. In March 2020, the FASB concluded its reference rate reform project and issued ASU 2020-04. The Board undertook the reference rate reform project to address constituents’ concerns about the anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company adopted this new guidance as of January 1, 2020. The adoption did not have a material impact on its Consolidated Financial Statements and related disclosures.

NOTE 3. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended March 31,
Sales channel	2020	2019
Direct	$125,361	$115,094
National advertising	19,393	20,295
Other	3,340	3,949
Retail	148,094	139,338
Wholesale	—	14,860
Total revenue	$148,094	$154,198

Major products and services
Subscription advertising and digital solutions	$117,263	$121,314
Display advertising	23,359	22,289
Pay per lead	5,743	7,934
Other	1,729	2,661
Total revenue	$148,094	$154,198

NOTE 4. Goodwill and Indefinite-lived Intangible Asset

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2019	Additions	Impairment	March 31, 2020
Goodwill	$505,885	$—	$(505,885)	$—
Indefinite-lived intangible asset	790,020	—	(400,000)	390,020

Triggering Event. In the three months ended March 31, 2020, the Company determined there was a triggering event, caused by the economic impacts of the novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The rapid spread of COVID-19 has resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. This has had, and is expected to continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and are expected to result in reduced consumer spending and an economic slowdown or recession. Automobile dealers operate in a highly competitive market and are vulnerable to both decreased demand for new and used vehicles and periods of an economic slowdown or recession. Furthermore, dealerships have temporarily or permanently closed and more may close in the near future in light of the COVID-19 pandemic and related restrictions. As a result of negative changes in the financial condition of dealers, in the second half of March 2020, the

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Company’s customers began to adjust, reduce or suspend their operating activities. This has resulted and may continue to result in decreased subscription revenue and reduced demand for the Company’s services.

In an effort to assist its dealer customers impacted by the COVID-19 pandemic and related restrictions, the Company has announced, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. With respect to managing its expenses, the Company has multiple initiatives underway to adjust its expenses with changes in revenue.

The effects of the COVID-19 pandemic and the related restrictions, particularly reduced consumer spending and in light of the discounts that the Company has provided its dealer customers for the second quarter of 2020, will negatively impact the Company’s results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the COVID-19 pandemic and related restrictions. Thus, the amount and timing of future cash flows, used in the valuation models to estimate the current fair value of the Company’s assets, has been significantly and negativity impacted by the COVID-19 pandemic and related restrictions.

Impairment Assessment. The Company performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $505.9 million and $400.0 million related to its goodwill and indefinite-lived intangible asset, respectively.

Goodwill. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill is tested for impairment at a level referred to as the reporting unit. The level at which the Company tests goodwill for impairment requires us to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that CARS operates as a single reporting unit.

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

The Company estimated the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Indefinite-lived Intangible Asset. The Company’s indefinite-lived intangible asset relates to the Cars.com trade name and resulted from TEGNA’s 2014 acquisition of Cars.com. Intangible assets with indefinite lives are tested annually, or more often if circumstances dictate, such as in the quarter ended March 31, 2020, for impairment and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

NOTE 5. Debt

As of March 31, 2020, the Company was in compliance with the covenants under its Credit Agreement.

Term Loan. As of March 31, 2020, the outstanding principal amount under the Term Loan was $379.7 million and the interest rate in effect was 4.3%, including the impact of the interest rate swap discussed below. During the three months ended March 31, 2020, the Company made $8.4 million in mandatory quarterly Term Loan payments.

Revolving Loan. As of March 31, 2020, the outstanding borrowings under the Revolving Loan were $420.0 million and the interest rate in effect was 2.7%. During the three months ended March 31, 2020, the Company borrowed $165.0 million. Additionally, the Company made $5.0 million in voluntary Revolving Loan payments. The Company drew down $165.0 million on the Company’s Revolving Loan for additional liquidity and flexibility, ending the quarter with $187.3 million in available cash. As of March 31, 2020, $30.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its total net leverage ratio, which is calculated in accordance with the Credit Agreement and was 4.1 to 1.0 as of March 31, 2020.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of March 31, 2020, the fair value of the outstanding indebtedness was approximately $658.7 million, compared to the carrying value of $799.7 million. As of December 31, 2019, the fair value approximated the carrying value.

Credit Agreement. In October 2019, the Company entered into an amendment to its Credit Agreement to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The amendment increased the Company’s maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the Term Loan and the Revolving Loan on May 31, 2022.

NOTE 6. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million. The Swap is designated as a cash flow hedge of interest rate risk. As of March 31, 2020, the fair value of the Swap was an unrealized loss of $17.0 million, of which $7.8 million and $9.2 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the three months ended March 31, 2020 and March 31, 2019, $1.0 million and $0.3 million was reclassified from Accumulated other comprehensive loss into Interest expense, net, respectively.

NOTE 7. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of Cars.com by TEGNA, the Company entered into affiliate agreements with the former owners of Cars.com (Belo Corporation (“Belo”), The McClatchy Company (“McClatchy”), tronc, inc. (“tronc”), and the Washington Post). Under the affiliate agreements, affiliates had the exclusive right to sell and price Cars.com’s products in their local territories, paying Cars.com a wholesale rate for the Cars.com product. The Company charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealers and recognized revenue generated from these agreements as Wholesale revenue in the Consolidated Statements of Loss. The Unfavorable contracts liability was established as a result of these unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014. The Unfavorable contracts liability was amortized on a straight-line basis over the five-year contract period.

Prior to the affiliate conversions discussed below, the Company recognized $25.2 million of Wholesale revenue with a corresponding reduction of the Unfavorable contracts liability on an annual basis. After the affiliate conversions, the amortization of the Unfavorable

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

contracts liability was recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated Statements of Loss Income. As of September 30, 2019, the Unfavorable contracts liability was fully amortized.

The Company amended five of its affiliate agreements (Gannett, McClatchy, TEGNA, tronc, and the Washington Post) and as a result, has a direct relationship with these dealer customers and recognizes the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. On October 1, 2019, the Belo affiliate agreement expired and the Company now directly serves all dealer customers.

As part of the amendments to the affiliate agreements, Gannett, McClatchy, TEGNA, tronc, and the Washington Post have agreed to perform certain marketing support and transition services through varying dates, the latest of which is June 29, 2020. The fees the Company pays associated with the amended affiliate agreements are recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of Loss.

Therefore, during the three months ended March 31, 2020 and March 31, 2019, the Company recorded zero and $5.8 million of unfavorable contracts liability amortization as a reduction to Affiliate revenue share expense, rather than Wholesale revenue, in the Consolidated Statements of Loss, respectively.

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

NOTE 9. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s common stock. The Company was allowed to repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program was based on market conditions and other factors including price. The repurchase program had a two-year duration, did not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company funded the share repurchase program principally with cash from operations. As of March 31, 2020, the repurchase program is expired. The Company repurchased and subsequently retired zero shares during the three months ended March 31, 2020 and 0.9 million shares for $20.0 million during the three months ended March 31, 2019.

NOTE 10. Stock-Based Compensation

Restricted Stock Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. RSU activity for the three months ended March 31, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	943	$24.68
Granted	3,167	5.40
Vested and delivered	(220)	24.80
Forfeited	(87)	22.82
Outstanding as of March 31, 2020 (1)	3,803	8.66

(1)	The outstanding balance as of March 31, 2020 includes 80 RSUs that were vested, but not yet delivered.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue targets; adjusted earnings before interest, income taxes, depreciation and amortization targets; margin targets; and/or share price over a one to three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the three months ended March 31, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	953	$26.60
Granted (1)	715	5.40
Vested and delivered	—	—
Forfeited or cancelled (1)	(775)	27.13
Outstanding as of March 31, 2020	893	8.78

(1)	Included in "Forfeited or cancelled" are 558 shares that were cancelled and replaced by new grants during the three months ended March 31, 2020.

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the three months ended March 31, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of Options	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	513	2.80
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of March 31, 2020	513	2.80

The fair value of the stock options granted during the three months ended March 31, 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

Risk-free interest rate	1.01%
Weighted-average volatility	53.08%
Dividend yield	0%
Expected years until exercise	6.5

NOTE 11. Loss Per Share

Basic loss per share is calculated by dividing Net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. The computation of Loss per share is as follows (in thousands, except per share data):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(787,434)	$(9,031)
Basic weighted-average common shares outstanding	66,938	67,584
Effect of dilutive stock-based compensation awards (1)	—	—
Diluted weighted-average common shares outstanding	66,938	67,584
Loss per share, basic	$(11.76)	$(0.13)
Loss per share, diluted	(11.76)	(0.13)

(1)

There were 4,516 and 266 potential common shares excluded from diluted weighted-average shares outstanding for the three months ended March 31, 2020 and March 31, 2019, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 12. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. As of March 31, 2020, the Company’s operating lease assets, included in Investments and other assets, were $16.5 million and operating lease liabilities were $32.9 million, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. Other information related to the Company’s operating leases for the three months ended March 31, 2020 is as follows (in thousands, except percentage):

Income statement information:
	Three Months Ended March 31,
	2020	2019
Operating lease cost	$986	$958
Short-term lease cost	229	381
Variable lease cost	839	994
Total lease cost	$2,054	$2,333

Other information:
	Three Months Ended March 31,
	2020	2019
Cash paid for operating leases	$1,259	$1,224
Weighted-average remaining lease term (in months)	$130	$139
Weighted-average discount rate	7.4%	7.4%

NOTE 13. Other (Expense) Income, net

Included in Other (expense) income, net in the three months ended March 31, 2020 was a full impairment of $9.4 million of a non-marketable investment, triggered by the COVID-19 pandemic and the related restrictions. This investment had been recorded within Investments and other assets on the Consolidated Balance Sheets.

NOTE 14. Income Taxes

Deferred Tax Asset and Valuation Allowance. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during the three months ended March 31, 2020, the Company had a $96.5 million deferred tax asset position. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. Based on future taxable income projections, the Company believes it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance during the three months ended March 31, 2020. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 15% for the three months ended March 31, 2020. The effective tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the full valuation allowance recorded during the three months ended March 31, 2020.

NOTE 15. Subsequent Events

Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic and related restrictions, the U.S. government enacted into law the CARES Act, which is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance and tax credits or benefits to qualifying businesses and individuals. The Company is currently evaluating this new law and its impact on its Consolidated Financial Statements and related disclosures.

Reduction in Force. On April 29, 2020, the Company announced the permanent reduction in force of approximately 170 people, the majority of whom had been placed on furlough in early April 2020. The Company estimates the pre-tax costs for this action to be in the range of approximately $4.0 to 4.75 million, substantially all of which are related to employee severance and are expected to be recorded during the three months ending June 30, 2020.

Note About Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the impact of the COVID-19 pandemic and related restrictions on our industry, our dealer customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including expense reduction and draws from our revolving credit facility, and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

Important factors that could cause actual results or events to differ materially from those anticipated include, among others:

•	The COVID-19 pandemic and related restrictions have adversely affected, and could continue to adversely affect, our business, financial condition, liquidity and results of operations.
•	Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.
•	We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations and financial condition.
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
•

We rely in part on Internet search engines and mobile application download stores to drive traffic to the CARS sites and mobile applications. If the CARS sites and mobile applications fail to appear prominently in these search results, traffic to the CARS sites and mobile applications could decline and our business, results of operations or financial condition may be materially and adversely affected.

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

•	We do not expect to pay any cash dividends for the foreseeable future.
•	Your percentage of ownership in the Company may be diluted in the future.
•	Certain provisions of our certificate of incorporation, by-laws, and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.
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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 and our

Current Reports on Form 8-K filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and related restrictions. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Overview of Results

(in thousands, except percentages)	Three Months Ended March 31,
	2020	2019
Revenue	$148,094	$154,198
Net loss (1)	(787,434)	(9,031)
Retail revenue as % of total revenue	100%	90%
Wholesale revenue as % of total revenue	0%	10%

(1)

The net loss for the three months ended March 31, 2020 was primarily attributed to the goodwill and intangible asset impairment, of $905.9 million or $757.1 million, net of tax. The net loss in each period was impacted by the following costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Severance, transformation and other exit costs	$1,404	$6,453
Transaction-related costs (1)	97	2,044
Costs associated with stockholder activist campaign	—	2,695
Total	$1,501	$11,192

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

2020 Highlights and Trends

Coronavirus disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The rapid spread of COVID-19 has resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns. This has had, and is expected to continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and are expected to result in reduced consumer spending and an economic slowdown or recession. Dealers operate in a highly competitive market and are vulnerable to both decreased demand for new and used vehicles and periods of an economic slowdown or recession. Furthermore, dealerships have temporarily or permanently closed and more may close in the near future in light of the COVID-19 pandemic and related restrictions. As a result of negative changes in the financial condition of dealers, in the second half of March 2020, our customers began to adjust, reduce or suspend their operating activities. This has resulted and may continue to result in decreased subscription revenue and reduced demand for our services.

In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we have announced, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. We expect the COVID-19 pandemic and related restrictions will have a greater impact on our results in the second quarter of 2020 and beyond, particularly in light of these discounts. Moreover, depending upon the progress of the pandemic and the government and societal responses thereto, our customers may implement further cost-savings measures, including additional reductions of their advertising spend.

With respect to managing our expenses, we have multiple initiatives underway to adjust our expenses with changes in revenue. These steps have included an employee furlough and reduction in force, salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases; a reduction of our marketing expense by aligning our variable marketing spend with shopper demand, while carefully maintaining consumer engagement as evidenced by our strong organic traffic; partnering with our vendors to reduce cost; and significant reductions of non-essential spending.

We remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management.

We have taken steps to strengthen our financial position during this period of heightened uncertainty. In March 2020, we drew down $165.0 million on our Revolving Loan for additional liquidity and flexibility due to the uncertainty of the COVID-19 pandemic and related restrictions. As of March 31, 2020, we had $187.3 million in available cash and $30.0 million was available to borrow under the Revolving Loan. As of April 30, 2020, Cash and cash equivalents were approximately $190.0 million.

We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping from home. These solutions include virtual showrooms, home delivery badging, online chat and our FUELTM In-Market Video (“FUEL IMV”) product that allows dealers to target in-market buyers on streaming platforms.

Prior to the impact of the COVID-19 pandemic and related restrictions, we believe that we were in a position to deliver a robust second half of the year and to exit the year with revenue growth. The effects of the COVID-19 pandemic and related restrictions, particularly in light of the discounts that we have provided our dealer customers for the second quarter of 2020, will negatively impact our results of operations, cash flows and financial position. However, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the COVID-19 pandemic and related restrictions. Therefore, the results for the three months ended March 31, 2020, may not be indicative of the results for the year ending December 31, 2020.

Reduction in Force. On April 29, 2020, we announced the permanent reduction in force of approximately 170 people, the majority of whom had been placed on furlough in early April 2020. We estimate the pre-tax costs for this action to be in the range of approximately $4.0 to 4.75 million, substantially all of which are related to employee severance and is expected to be recorded during the three months ending June 30, 2020.

Q1 2020 Traffic and Dealer Customer Growth.

Traffic. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers. We have been diligently focused on growing our audience, the fundamental deliverable of any marketplace business.

Driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels, we have experienced year-over-year Traffic growth since January 2018, and in January 2020, we recorded the highest level of Traffic in our history. In the first quarter of 2020, we maintained strong organic Traffic growth and achieved 20% growth in Traffic and 11% growth in Average Monthly Unique Visitors. However, due to the impact of the COVID-19 pandemic and related restrictions, our Traffic in the second half of March 2020 was negatively impacted and we only experienced slight year-over-year growth in March.

Although we experienced strong traffic growth in the first quarter of 2020, the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our traffic in 2020 and beyond.

Dealer Customers. In the first quarter of 2020, Dealer Customers grew by 104, or 1%, to 18,938 as of March 31, 2020, as compared with 18,834 as of December 31, 2019. This increase was a result of growth in new solutions-only dealer customers, improved retention rates in local marketplace customers and strong sales in the local marketplace through the first half of March. Due to the impact of the COVID-19 pandemic and related restrictions, sales slowed in mid-March and overall local dealer customers declined slightly in the month of March.

Although we experienced dealer customer growth in the first quarter of 2020, the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our dealer customers in 2020 and beyond.

FUEL IMV Launch. In February 2020, we announced the launch of FUEL IMV, an innovative digital video solution focused on the $9.7 billion spent on TV advertising by the U.S. auto market. The new solution helps dealers, original equipment manufacturers and regional/dealer ad associations target serious ready-to-buy shoppers with digital videos streamed across various platforms, and combat the high costs and inefficiencies of traditional television advertising. We began generating FUEL IMV revenue in the first quarter of 2020.

OEM Agreement. In 2019, we were selected as one of four preferred website providers to General Motors (“GM”). This allowed us to begin selling our website solutions to more than 4,100 GM dealers. This program is semi-exclusive and provides GM dealers a choice in provider for the first time in 15 years. GM remains on track to launch over 800 additional websites with revenue expected to begin in the second half of 2020. This new agreement provides us with the opportunity to substantially increase our current website customer base, which was approximately 3,600 as of March 31, 2020.

Technology Transformation. In February 2019, we announced a restructuring of the product and technology teams, which primarily focused on shifting our technology spend towards innovation to improve our speed of product delivery, to enable integration across current and future systems, and to migrate our systems to the cloud (the “Technology Transformation”). In connection with the Technology Transformation, we have aligned our product and technology teams with our long-term growth strategy to expand beyond listings to a digital solutions marketplace. As part of this process, we have streamlined the existing teams as we modernize our technology platform and invest in a more efficient cloud-based infrastructure focused on machine learning, product innovation and growth. Although we have elected to defer the completion of the Technology Transformation due to the impact of the COVID-19 pandemic and related restrictions, we have achieved cost efficiencies and expect to achieve further cost efficiencies upon completion of the Technology Transformation.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended March 31,
	2020	2019	% Change
Traffic (Visits)	158,921,000	132,474,000	20%
Average Monthly Unique Visitors	24,929,000	22,408,000	11%
Direct Monthly Average Revenue Per Dealer	$2,092	$2,225	(6)%

Information regarding Dealer Customers is as follows:

	March 31, 2020	March 31, 2019	% Change	December 31, 2019	% Change
Dealer Customers	18,938	19,300	(2)%	18,834	1%

Traffic (Visits). Traffic is fundamental to our business. Traffic to the CARS network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is defined as the number of visits to CARS desktop and mobile properties (responsive sites and mobile apps), measured using Adobe Analytics. Traffic does not include traffic to Dealer Inspire websites. Visits refers to the number of times visitors accessed CARS properties during the period, no matter how many visitors make up those visits. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealer customers and national advertisers.

The growth in Traffic was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels. However, due to the impact of the COVID-19 pandemic and related restrictions, our Traffic in the second half of March 2020 was negatively impacted and we only experienced slight year-over-year growth in March. For the three months ended March 31, 2020 and March 31, 2019, mobile traffic accounted for 76% and 71% of total Traffic, respectively.

Although we experienced strong traffic growth in the first quarter of 2020, the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our traffic in 2020 and beyond.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors and consumer traffic to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts towards the number of UVs. UVs do not include Dealer Inspire UVs. We measure UVs using Adobe Analytics.

The growth in UVs was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels.

Average Revenue Per Dealer (“ARPD”). We believe our ability to grow ARPD is an indicator of the value proposition of our products. We define ARPD as Direct retail revenue during the period divided by the average number of direct dealer customers during the same period.

ARPD declined 2% from the ARPD of $2,136 for the three months ended December 31, 2019, primarily due to upsell cancellations and selected discounts given in the second half of March as a result of the COVID-19 pandemic and related restrictions.

ARPD declined 6% from March 31, 2019, primarily due to upsell cancellations and dealer churn and discounts given in the second half of March 2020 as a result of the COVID-19 pandemic and related restrictions

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 1% from December 31, 2019. This increase was a result of growth in new solutions-only dealer customers, improved retention rates in local marketplace and dealer solutions customers and strong sales in the local marketplace through the first half of March. Due to the impact of the COVID-19 pandemic and related restrictions, sales slowed in mid-March and overall local dealer customers declined slightly in the month of March.

Total Dealer Customers declined 2% from March 31, 2019. Dealer Customers declined, primarily due to cancellations of marketplace customers, partially offset by growth in digital solutions customers.

Although we experienced dealer customer growth in the first quarter of 2020, the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our dealer customers in 2020 and beyond.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising. Changes in car sales volumes in the United States and reduced dealer profitability also influence OEMs’ and dealerships’ willingness to increase spend with automotive marketplaces like Cars.com. In the later part of March 2020, we observed increased softness in car sales and dealer profitability. Due to the impact of the COVID-19 pandemic and the related restrictions, this softness has become more acute and expected to continue in the near-term.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping from home. These solutions include virtual showrooms, home delivery badging, online chat and our FUELTM In-Market Video product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Increase
(In thousands, except percentages)	2020	2019	(Decrease)	% Change
Revenue:
Direct	$125,361	$115,094	$10,267	9%
National advertising	19,393	20,295	(902)	(4)%
Other	3,340	3,949	(609)	(15)%
Retail	148,094	139,338	8,756	6%
Wholesale	—	14,860	(14,860)	(100)%
Total revenue	148,094	154,198	(6,104)	(4)%
Operating expenses:
Cost of revenue and operations	26,030	25,579	451	2%
Product and technology	14,873	17,863	(2,990)	(17)%
Marketing and sales	54,922	60,343	(5,421)	(9)%
General and administrative	14,117	23,888	(9,771)	(41)%
Affiliate revenue share	6,369	2,454	3,915	***
Depreciation and amortization	30,961	28,125	2,836	10%
Goodwill and intangible asset impairment	905,885	—	905,885	***
Total operating expenses	1,053,157	158,252	894,905	***
Operating loss	(905,063)	(4,054)	(901,009)	***
Nonoperating expense:
Interest expense, net	(7,526)	(7,566)	40	(1)%
Other (expense) income, net	(9,501)	119	(9,620)	***
Total nonoperating expense, net	(17,027)	(7,447)	(9,580)	***
Loss before income taxes	(922,090)	(11,501)	(910,589)	***
Income tax benefit	(134,656)	(2,470)	(132,186)	***
Net loss	$(787,434)	$(9,031)	$(778,403)	***

*** Not meaningful

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to dealer customers. Direct revenue is our largest revenue stream, representing 84.6% and 74.6% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

As of October 1, 2019, we have successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. During the three months ended March 31, 2020, the affiliate market conversions contributed an incremental $17.4 million to Direct revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

These increases were partially offset by a 2% decline in Dealer Customers and a 6% decline in ARPD from March 31, 2019.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive dealer customers. National advertising revenue represents 13.1% and 13.2% of total revenue for the three months ended March 31, 2020 and 2019, respectively. National advertising revenue declined 4%, representing a stabilization of the business driven by OEMs 2020 upfront commitments in line with prior year.

Wholesale Revenue. Wholesale revenue represented the fees we charged for marketplace and digital solutions sold to dealers by affiliates. The fees represented approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represented 9.6% of total revenue for the three months ended March 31, 2019. As of October 1, 2019, we successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenue and operations expense represents 17.6% and 16.6% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Cost of revenue and operations expense increased $0.5 million, primarily due to higher compensation costs, partially offset by lower third party costs.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 10.0% and 11.6% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Product and technology expense decreased primarily due to cost efficiencies as a result of the Technology Transformation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expenses represent 37.1% and 39.1% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Marketing and sales expense decreased due to a reduction of our marketing expense by aligning our variable marketing spend with shopper demand, while carefully maintaining consumer engagement as evidenced by our strong organic traffic.

General and administrative. General and administrative expense primarily consists of compensation costs for the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 9.5% and 15.5% of total revenue for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, General and administrative expense included the following costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Severance, transformation and other exit costs	$1,404	$6,453
Transaction-related costs (1)	97	2,044
Costs associated with stockholder activist campaign	—	2,695
Total	$1,501	$11,192

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

Excluding these costs, general and administrative expense was flat compared to the prior year.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to depreciation and amortization on additional assets acquired.

Affiliate revenue share. Affiliate revenue share expense represents payments made to affiliates pursuant to our affiliate agreements and amortization of the Unfavorable contracts liability related to converted markets. Affiliate revenue share expense increased, primarily due to the additional markets converted during the last twelve months, partially offset by the expiration of certain affiliate agreements. A summary of Affiliate revenue share expense is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Affiliate revenue share expense, gross	$6,369	$8,288
Less: Amortization of the Unfavorable contracts liability	—	(5,834)
Affiliate revenue share expense, as reported	$6,369	$2,454

For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Goodwill and intangible asset impairment. We determined there was a triggering event, caused by the economic impacts of the COVID-19 pandemic and related restrictions. We performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, we recorded an impairment of $505.9 million and $400.0 million, respectively. For information related to the impairment, see Note 4 (Goodwill and Indefinite-lived Intangible Asset) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense, net. Interest expense, net was flat compared to the prior year. For information related to our interest rate swap, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other income, net decreased, primarily due to an impairment of $9.4 million of non-marketable investment, triggered by the COVID-19 pandemic and the related restrictions. This investment had been recorded within Investments and other assets on the Consolidated Balance Sheets.

Income tax benefit. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of Loss before income tax, was 15% for the three months ended March 31, 2020 and differed from the U.S. federal statutory rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and a full valuation allowance on the U.S. company’s net deferred tax asset position.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive operating cash flows in 2020 and 2019 which, along with our Term and Revolving Loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we may raise additional funds through other public or private debt or equity financings. At this time, we do not expect the impact of the COVID-19 pandemic and related restrictions to impact our ability to meet our business needs for the foreseeable future. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic and related restrictions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control. We are subject to certain financial and other covenants contained in our Credit Agreement. The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. We will continue to monitor our liquidity position and covenant obligations and are in active conversations with our Lenders. We may seek to amend our Credit Agreement to provide greater comfort that we will be able to remain in compliance with our obligations but we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the pandemic and our ability to compete in this environment. We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. As of March 31, 2020, Cash and cash equivalents were $187.3 million.

Term Loan and Revolving Loan. As of March 31, 2020, the outstanding principal amount under the Term Loan was $379.7 million, with an interest rate of 4.3%, including the impact of the interest rate swap. The outstanding borrowings under the Revolving Loan were $420.0 million, with an interest rate of 2.7%. During the three months ended March 31, 2020, we made $8.4 million in mandatory Term Loan payments and $5.0 million in voluntary Revolving Loan payments. In March 2020, we drew down $165.0 million on our Revolving Loan for additional liquidity and flexibility due to the uncertainty related to the COVID-19 pandemic and related restrictions, ending the quarter with $187.3 million in available cash. As of March 31, 2020, $30.0 million was available to borrow under the Revolving Loan. As of April 30, 2020, Cash and cash equivalents were approximately $190.0 million. Our borrowings are limited by our total net leverage ratio, which is calculated in accordance with our Credit Agreement, and was 4.1 to 1.0 as of March 31, 2020. In October 2019, we entered into an amendment to our Credit Agreement to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The amendment increased our maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the Term Loan and the Revolving Loan on May 31, 2022.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing, we entered into an interest rate swap agreement (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300 million. As of March 31, 2020, the fair value of the Swap was an unrealized loss of $17.0 million. The Swap is designated as a cash flow hedge of interest rate risk and recorded at fair value in Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets. Any gains or losses on the Swap will be reported as a component of Accumulated other comprehensive (loss) income until reclassed to Interest expense, net in the same period the hedge transaction impacts earnings.

Share Repurchase Program. In March 2018, our Board of Directors authorized a stock repurchase program to acquire up to $200 million of our common stock over a two-year period. We were allowed to repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program will be based on market conditions and other factors including price. The repurchase program did not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company repurchased and subsequently retired 0.9 million shares for $20.0 million for the three months ended March 31, 2019 and did not repurchase any shares for the three months ended March 31, 2020. As of March 31, 2020, the repurchase program is expired.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$28,892	$38,389	$(9,497)
Investing activities	(5,755)	(3,963)	(1,792)
Financing activities	150,658	(31,549)	182,207
Net change in cash and cash equivalents	$173,795	$2,877	$170,918

Operating Activities. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities, partially offset by the reduction of net loss, excluding the impact of non-cash items. In addition, the net loss for the three months ended March 31, 2020 and 2019 was impacted by the following costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Severance, transformation and other exit costs	$1,404	$6,453
Transaction-related costs (1)	97	2,044
Costs associated with stockholder activist campaign	—	2,695
Total	$1,501	$11,192

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

Investing Activities. The increase in cash used in investing activities is primarily due to an increase in purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2020, cash used in financing activities is primarily related to $165.0 million in proceeds related to the draw on our revolver, partially offset by $13.4 million in debt repayments, of which $5.0 million was voluntarily paid. For information related to our Term and Revolving Loans, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 26, 2020 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. For information related to recent accounting pronouncements, see Note 2 (New Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020. Our exposures to market risk have not changed materially since December 31, 2019.

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

Changes in Internal Control Over Financial Reporting. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions. We are continually monitoring and assessing the COVID-19 pandemic and related restrictions on our internal controls to minimize the effect on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020, which could materially affect our business, financial condition, results of operations and future results. Other than as set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.

The COVID-19 pandemic and related restrictions have adversely affected, and could continue to adversely affect, our business, financial condition, liquidity and results of operations.

The novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions have resulted in a widespread health crisis that have adversely affected businesses, economies and financial markets worldwide, and have caused significant volatility in U.S. and international debt and equity markets.

Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. For example, the COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and are expected to result in reduced consumer spending and an economic slowdown or recession. Substantially all of our revenue is generated from subscription services offered to automotive dealers and our national advertising offerings to original equipment manufacturers (“OEMs") and other advertisers in or endemic to the automotive industry and our business may be negatively affected during times of low automobile sales and high unemployment. To the extent that such a weakened economy impacts our customers’ ability or willingness to pay for our services or our vendors’ ability to provide services to us, we could see our operations, liquidity and financial condition negatively impacted.

Dealers operate in a highly competitive market and are vulnerable to both decreased demand for new and used vehicles and periods of economic slowdown or recession. Furthermore, dealerships have temporarily or permanently closed and more may close in the near future in light of the COVID-19 pandemic and related restrictions. Negative changes in the financial condition of dealers has resulted and may continue to result in decreased subscription revenue and reduced demand for our services. Moreover, the impact of the COVID-19 pandemic and related restrictions on dealers may materially reduce our number of dealer customers in the future. Additionally, OEMs may reduce their advertising spend on our platforms due to the impact of the COVID-19 pandemic and related restrictions on the automotive industry. All of these factors could adversely impact our profitability and financial results.

In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we have announced, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. These discounts and reduced consumer spending will negatively impact our revenue in the near term and may negatively impact other results of operations in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic and related restrictions on our dealer customers, may adversely affect our business and results of operations more substantially over a longer period of time.

With respect to managing our expenses, we have multiple initiatives underway to adjust our expenses with changes in revenue. These steps have included an employee furlough, reduction in force, salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases; a reduction of our marketing expense by aligning our variable marketing spend with shopper demand, while carefully maintaining consumer engagement as evidenced by our strong organic traffic; partnering with vendors to reduce cost; and significant reductions of non-essential spending. However, we cannot currently predict whether these measures will be effective in mitigating the impact of the COVID-19 pandemic and related restrictions on our operations, liquidity and financial condition or whether these measures will affect the productivity of our workforce, reduce consumer traffic to our websites or otherwise affect our operations. We may be required to implement additional expense-reduction measures or amend our debt instruments in the future if the COVID-19 pandemic and related restrictions persist over a longer period, which could further adversely impact our operations, liquidity and financial condition.

The extent to which the COVID-19 pandemic and responses to it impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including: the duration and scope of the pandemic; actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our dealer customers’ demand for and ability to pay for our services; the effect on consumer demand for our services; disruptions or restrictions on our employees’ ability to work and travel; and impacts on employee health and responses to it. During the period of the COVID-19 pandemic and related restrictions, we may not be able to provide the same level of customer service and product features that our dealer customers and consumers are used to, which could negatively impact their perception of our service resulting in an increase in cancellations or reduction in traffic to our website.

We are subject to certain financial and other covenants contained in our Credit Agreement. The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. We will continue to monitor our liquidity position and covenant obligations and are in active conversations with our Lenders. We may seek to amend our Credit Agreement to provide greater comfort that we will be able to remain in compliance with our obligations but we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the pandemic and our ability to compete in this environment. We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and related restrictions and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our OEM and dealer customers, suppliers or vendors, consumers or on our financial results. The impact of the COVID-19 pandemic and related restrictions may also heighten other risks discussed in our Annual Report on Form 10-K, which could adversely affect our business, financial condition, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1*^	Form of Employee Restricted Stock Unit Award Agreement (2020) issued under the Cars.com Inc. Omnibus Incentive Compensation Plan
10.2*^	Form of Employee Option Award Agreement issued under the Cars.com Inc. Omnibus Incentive Compensation Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments)

*	Filed herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: May 6, 2020	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Jeanette Tomy
Jeanette Tomy
Chief Financial Officer