Form 10-Q
period 2020-06-30
Cars.com Inc.
filed 2020-07-31
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, the registrant had 67,200,027 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$56,945	$13,549
Accounts receivable, net	74,553	101,762
Prepaid expenses	7,065	6,526
Other current assets	2,959	603
Total current assets	141,522	122,440
Property and equipment, net	40,674	43,696
Goodwill	—	505,885
Intangible assets, net	878,943	1,329,499
Investments and other assets	16,503	26,471
Total assets	$1,077,642	$2,027,991
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$14,404	$12,431
Accrued compensation	10,796	16,738
Current portion of long-term debt	29,780	31,391
Other accrued liabilities	40,019	38,246
Total current liabilities	94,999	98,806
Noncurrent liabilities:
Long-term debt	609,066	611,277
Deferred tax liability	—	132,996
Other noncurrent liabilities	44,796	43,844
Total noncurrent liabilities	653,862	788,117
Total liabilities	748,861	886,923
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 67,200 and 66,764 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	672	668
Additional paid-in capital	1,521,062	1,515,109
Accumulated deficit	(1,179,145)	(367,067)
Accumulated other comprehensive loss	(13,808)	(7,642)
Total stockholders' equity	328,781	1,141,068
Total liabilities and stockholders' equity	$1,077,642	$2,027,991

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Retail	$102,009	$134,110	$250,103	$273,448
Wholesale	—	14,097	—	28,957
Total revenue	102,009	148,207	250,103	302,405
Operating expenses:
Cost of revenue and operations	22,912	24,319	48,942	49,898
Product and technology	12,031	15,339	26,904	33,202
Marketing and sales	32,036	53,740	86,958	114,083
General and administrative	16,460	21,963	30,577	45,851
Affiliate revenue share	4,601	2,176	10,970	4,630
Depreciation and amortization	31,193	29,666	62,154	57,791
Goodwill and intangible asset impairment	—	—	905,885	—
Total operating expenses	119,233	147,203	1,172,390	305,455
Operating (loss) income	(17,224)	1,004	(922,287)	(3,050)
Nonoperating expense:
Interest expense, net	(7,924)	(7,711)	(15,450)	(15,277)
Other income (expense), net	557	9	(8,944)	128
Total nonoperating expense, net	(7,367)	(7,702)	(24,394)	(15,149)
Loss before income taxes	(24,591)	(6,698)	(946,681)	(18,199)
Income tax expense (benefit)	53	(672)	(134,603)	(3,142)
Net loss	$(24,644)	$(6,026)	$(812,078)	$(15,057)
Weighted-average common shares outstanding:
Basic	67,256	66,779	67,095	67,181
Diluted	67,256	66,779	67,095	67,181
Loss per share:
Basic	$(0.37)	$(0.09)	$(12.10)	$(0.22)
Diluted	(0.37)	(0.09)	(12.10)	(0.22)

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(24,644)	$(6,026)	$(812,078)	$(15,057)
Other comprehensive (loss) income, net of tax:
Interest rate swap	(345)	(1,292)	6,466	(8,571)
Amortization of interest rate swap into Net loss	(300)	—	(300)	—
Total other comprehensive (loss) income	(645)	(1,292)	6,166	(8,571)
Comprehensive loss	$(25,289)	$(7,318)	$(805,912)	$(23,628)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(787,434)	—	(787,434)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,811)	(6,811)
Shares issued in connection with stock-based compensation plans, net	—	—	197	2	(906)	—	—	(904)
Stock-based compensation	—	—	—	—	1,971	—	—	1,971
Balance at March 31, 2020	—	—	66,961	670	1,516,174	(1,154,501)	(14,453)	347,890
Net loss	—	—	—	—	—	(24,644)	—	(24,644)
Other comprehensive income, net of tax	—	—	—	—	—	—	645	645
Shares issued in connection with stock-based compensation plans, net	—	—	239	2	593	—	—	595
Stock-based compensation	—	—	—	—	4,295	—	—	4,295
Balance at June 30, 2020	—	$—	67,200	$672	$1,521,062	$(1,179,145)	$(13,808)	$328,781

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(9,031)	—	(9,031)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,279)	(7,279)
Repurchases of common stock	—	—	(881)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(744)	—	—	(743)
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Other	—	—	12	—	(181)	—	—	(181)
Balance at March 31, 2019	—	—	67,455	675	1,510,057	89,217	(7,279)	1,592,670
Net loss	—	—	—	—	—	(6,026)	—	(6,026)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,292)	(1,292)
Repurchases of common stock	—	—	(869)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	84	1	447	—	—	448
Stock-based compensation	—	—	—	—	3,348	—	—	3,348
Other	—	—	2	—	—	—	—	—
Balance at June 30, 2019	—	$—	66,672	$667	$1,513,852	$63,200	$(8,571)	$1,569,148

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(812,078)	$(15,057)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation	11,599	9,078
Amortization of intangible assets	50,555	48,713
Amortization of unfavorable contracts liability	—	(12,600)
Goodwill and intangible asset impairment	905,885	—
Impairment of non-marketable security	9,447	—
Unrealized gain on interest rate swap	(558)	—
Amortization of accumulated other comprehensive loss on interest rate swap	300	—
Stock-based compensation	6,266	6,329
Deferred income taxes	(133,064)	(18,260)
Provision for doubtful accounts	2,846	2,165
Amortization of debt issuance costs	1,377	632
Other, net	142	495
Changes in operating assets and liabilities:
Accounts receivable	24,363	11,559
Prepaid expenses	(540)	1,348
Other current assets	(2,368)	10,225
Other assets	589	(16,550)
Accounts payable	1,973	1,909
Accrued compensation	(5,942)	(6,231)
Other accrued liabilities	(933)	10,301
Other noncurrent liabilities	(2,230)	16,699
Net cash provided by operating activities	57,629	50,755
Cash flows from investing activities:
Purchase of property and equipment	(8,725)	(9,354)
Other, net	—	(599)
Net cash used in investing activities	(8,725)	(9,953)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	165,000	10,000
Payments of debt issuance costs and other fees	(3,324)	—
Payments of long-term debt	(166,875)	(26,250)
Stock-based compensation plans, net	(309)	(295)
Repurchases of common stock	—	(40,000)
Other	—	(181)
Net cash used in financing activities	(5,508)	(56,726)
Net increase (decrease) in cash and cash equivalents	43,396	(15,924)
Cash and cash equivalents at beginning of period	13,549	25,463
Cash and cash equivalents at end of period	$56,945	$9,539
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$318	$53
Cash paid for interest	13,889	14,916

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2019 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Sales channel	2020	2019	2020	2019
Direct	$83,242	$111,190	$208,603	$226,284
National advertising	16,021	19,296	35,414	39,591
Other	2,746	3,624	6,086	7,573
Retail	102,009	134,110	250,103	273,448
Wholesale	—	14,097	—	28,957
Total revenue	$102,009	$148,207	$250,103	$302,405

Major products and services
Subscription advertising and digital solutions	$79,449	$116,447	$196,712	$237,761
Display advertising	16,558	22,418	39,917	44,707
Pay per lead	4,769	6,613	10,512	14,547
Other	1,233	2,729	2,962	5,390
Total revenue	$102,009	$148,207	$250,103	$302,405

NOTE 4. Goodwill and Indefinite-lived Intangible Asset

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2019	Additions	Impairment	June 30, 2020
Goodwill	$505,885	$—	$(505,885)	$—
Indefinite-lived intangible asset	790,020	—	(400,000)	390,020

Triggering Event. In March 2020, the Company determined there was a triggering event, caused by the economic impacts of the novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has spread throughout the United States and the rest of the world with different geographical locations impacted more than others. COVID-19 has resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “restrictions”). Although certain jurisdictions have relaxed some of these restrictions, these restrictions have had, and the Company expects they will continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and are expected to result in reduced consumer spending and an economic slowdown or recession of unknown duration. Automobile dealers operate in a highly competitive market and are vulnerable to both decreased demand for new and used vehicles and periods of an economic slowdown or recession. Furthermore, dealerships have temporarily or permanently closed and more may close in the near future as a result of the

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

COVID-19 pandemic and related restrictions. Due to negative changes in the financial condition of dealers, in the second half of March 2020, the Company’s customers began to adjust, reduce or suspend their operating activities. This resulted and may continue to result in decreased subscription revenue and reduced demand for the Company’s services.

In an effort to assist its dealer customers impacted by the COVID-19 pandemic and related restrictions, the Company provided, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. With respect to managing its expenses, the Company implemented multiple initiatives to adjust its expenses to mitigate these changes in revenue.

The effects of the COVID-19 pandemic and the related restrictions, particularly reduced consumer spending and the discounts that the Company has provided its dealer customers for the second quarter of 2020, have negatively impacted the Company’s results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the COVID-19 pandemic and related restrictions. Thus, the amount and timing of future cash flows, used in the valuation models to estimate the fair value of the Company’s assets, has been significantly and negatively impacted by the COVID-19 pandemic and related restrictions.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Indefinite-lived Intangible Asset. The Company’s indefinite-lived intangible asset relates to the Cars.com trade name and resulted from TEGNA’s 2014 acquisition of Cars.com. Intangible assets with indefinite lives are tested for impairment annually, or more often if circumstances dictate, such as in the quarter ended March 31, 2020, and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

NOTE 5. Debt

As of June 30, 2020, the Company was in compliance with the covenants under its Credit Agreement.

Term Loan. As of June 30, 2020, the outstanding principal amount under the Term Loan was $371.3 million and the interest rate in effect was 5.5%, including the impact of the interest rate swap discussed below. During the six months ended June 30, 2020, the Company made $16.9 million in mandatory quarterly Term Loan payments.

Revolving Loan. As of June 30, 2020, the outstanding borrowings under the Revolving Loan were $275.0 million and the interest rate in effect was 3.3%. During the six months ended June 30, 2020, the Company borrowed $165.0 million and made $150.0 million in Revolving Loan payments. As of June 30, 2020, $175.0 million was available to borrow under the Revolving Loan.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of June 30, 2020, the fair value of the outstanding indebtedness was approximately $627.8 million, compared to the carrying value of $646.3 million. As of December 31, 2019, the fair value approximated the carrying value.

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

In June 2020, the Company entered into the second  amendment to its Credit Agreement (the “Second Amendment”) that provides for a waiver with respect to the Total Net Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Credit Agreement) financial covenants for the covenant testing periods through December 31, 2020 (the “Covenant Adjustment Period”). The Second Amendment also includes the following:

•	A revised maximum permitted “Total Net Leverage Ratio” beginning March 31, 2021 (after the Covenant Adjustment Period) of 6.50x, with step downs thereafter.
•	A revised minimum permitted “Consolidated Interest Coverage Ratio” beginning March 31, 2021 (after the Covenant Adjustment Period) of 2.75x and 3.00x beginning June 30, 2020.
•

Includes a minimum liquidity requirement of $75.0 million; and adds an anti-cash hoarding covenant, which requires, during the Covenant Adjustment Period, mandatory prepayments of the revolving credit loans with the amount of any unrestricted cash located in the Company’s deposit accounts in excess of $75.0 million.

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

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss will be ratably reclassified into Net loss over the remaining term of the Swap. A portion of the unrealized loss will be recorded to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Loss. Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other income (expense), net on the Consolidated Statements of Loss.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

As of June 30, 2020, the fair value of the Swap was an unrealized loss of $16.1 million, of which $8.4 million and $7.7 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the six months ended June 30, 2020 and June 30, 2019, $3.1 million and $0.7 million was recorded in Interest expense, net, of which $0.3 million and zero was reclassified from Accumulated other comprehensive loss, respectively. During the six months ended June 30, 2020, $0.1 million was reclassified from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Loss. Additionally, $0.6 million was included within Other income (expense), net on the Consolidated Statements of Loss related to the change in the fair value of the Interest rate swap from the date of the Second Amendment to June 30, 2020.

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

Prior to the affiliate conversions discussed below, the Company recognized $25.2 million of Wholesale revenue with a corresponding reduction of the Unfavorable contracts liability on an annual basis. After the affiliate conversions, the amortization of the Unfavorable contracts liability was recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated Statements of Loss. As of September 30, 2019, the Unfavorable contracts liability was fully amortized.

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

As part of the amendments to the affiliate agreements, Gannett, McClatchy, TEGNA, tronc, and the Washington Post agreed to perform certain marketing support and transition services through varying dates, the latest of which was June 29, 2020. The fees the Company incurred associated with the amended affiliate agreements were recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of Loss.

Therefore, during the six months ended June 30, 2020 and June 30, 2019, the Company recorded zero and $11.7 million of unfavorable contracts liability amortization as a reduction to Affiliate revenue share expense, rather than Wholesale revenue, in the Consolidated Statements of Loss, respectively.

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

NOTE 9. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s common stock. The Company was allowed to repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program was based on market conditions and other factors including price. The repurchase program had a two-year duration, did not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company funded the share repurchase program principally with cash from operations. In March

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

2020, the repurchase program expired and there were no share repurchases during 2020. The Company repurchased and subsequently retired 1.7 million shares for $40.0 million during the six months ended June 30, 2019.

NOTE 10. Stock-Based Compensation

Restricted Stock Units (“RSUs”) and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of RSUs is equal to the Company’s common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest.  Restricted Stock is subject to vesting over one year and the fair value of the Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the six months ended June 30, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	943	$24.68
Granted (1)	3,425	5.41
Vested and delivered	(264)	24.68
Forfeited	(307)	12.20
Outstanding as of June 30, 2020 (1)(2)	3,797	8.31

(1)	Included in “Granted” and “Outstanding as of June 30, 2020” are 108 shares of Restricted Stock that were delivered, but not yet vested.
(2)	Included in “Outstanding as of June 30, 2020” are 91 RSUs that were vested, but not yet delivered.

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. The percentage of PSUs that may vest ranges from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue targets; adjusted earnings before interest, income taxes, depreciation and amortization targets; margin targets; and/or share price over a one to three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the six months ended June 30, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	953	$26.60
Granted (1)	715	5.40
Vested and delivered	—	—
Forfeited or cancelled (1)	(821)	26.38
Outstanding as of June 30, 2020	847	8.75

(1)	Included in "Forfeited or cancelled" are 558 PSUs that were cancelled and replaced by new grants during the six months ended June 30, 2020.

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the six months ended June 30, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of Options	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	513	2.80
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of June 30, 2020	513	2.80

The fair value of the stock options granted during the six months ended June 30, 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(24,644)	$(6,026)	$(812,078)	$(15,057)
Basic weighted-average common shares outstanding	67,256	66,779	67,095	67,181
Effect of dilutive stock-based compensation awards (1)	—	—	—	—
Diluted weighted-average common shares outstanding	67,256	66,779	67,095	67,181
Loss per share, basic	$(0.37)	$(0.09)	$(12.10)	$(0.22)
Loss per share, diluted	(0.37)	(0.09)	(12.10)	(0.22)

(1)

There were 1,829 and 845 potential common shares excluded from diluted weighted-average shares outstanding for the three months ended June 30, 2020 and June 30, 2019, respectively, and 4,885 and 755 potential common shares for the six months ended June 30, 2020 and June 30, 2019, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 12. Other (Expense) Income, net

Included in Other (expense) income, net in the six months ended June 30, 2020 was a full impairment of $9.4 million of a non-marketable investment, triggered by the COVID-19 pandemic and the related restrictions. This investment had been recorded within Investments and other assets on the Consolidated Balance Sheets.

NOTE 13. Income Taxes

Deferred Tax Asset and Valuation Allowance. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during the six months ended June 30, 2020, the Company had a $94.3 million deferred tax asset position. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. Based on future taxable income projections, the Company believes it is more likely than not that the net deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance as of June 30, 2020. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 14% for the six months ended June 30, 2020 and differed from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the full valuation allowance on the U.S. company’s net

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

deferred tax asset position recorded during the six months ended June 30, 2020. The effective income tax rate was 0% for the three months ended June 30, 2020 and differed from the statutory federal income tax rate of 21%, primarily due to a full valuation allowance on the U.S. company’s net deferred tax asset position.

New Tax Law.  On July 2, 2020, the Department of the Treasury issued temporary and proposed regulations addressing the carryback of net operating losses generated in 2019 and 2020 to prior years under the Coronavirus Aid, Relief, and Economic Security Act. The Company is reviewing these rules and any impact will be reported during the nine months ending September 30, 2020.

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

Important factors that could cause actual results or events to differ materially from those anticipated include, among others:

•

The COVID-19 pandemic and related restrictions have materially and adversely affected, and could continue to materially and adversely affect, our business, financial condition, liquidity and results of operations.

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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020, our

subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and related restrictions. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Overview of Results

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue (1)	$102,009	$148,207	$250,103	$302,405
Net loss (2)	(24,644)	(6,026)	(812,078)	(15,057)
Retail revenue as % of total revenue	100%	90%	100%	90%
Wholesale revenue as % of total revenue	0%	10%	0%	10%

(1)

The decrease in revenue for the three and six months ended June 30, 2020 was primarily attributed to the COVID-19 pandemic and related restrictions, including the impact of the discounts we provided to our dealer customers.

(2)

The net loss for the three months ended June 30, 2020 was primarily attributed to the decline in revenue, partially offset by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions. The net loss for the six months ended June 30, 2020 was primarily attributed to the goodwill and intangible asset impairment of $905.9 million, or $757.1 million net of tax, as well as the impact of the COVID-19 pandemic and related restrictions. The net loss in each period was impacted by the following costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance, transformation and other exit costs	$4,764	$1,058	$6,168	$7,511
Transaction-related costs (1)	20	2,579	117	4,623
Costs associated with stockholder activist campaign	—	5,225	—	7,920
Total	$4,784	$8,862	$6,285	$20,054

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

2020 Highlights and Trends

Coronavirus disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The COVID-19 pandemic has resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). These restrictions have had, and we expect they will continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration.  While certain jurisdictions have relaxed some of these related restrictions, any resurgences of the pandemic may slow the reopening process.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and have resulted in reduced consumer spending and an economic slowdown or recession. OEMs and automobile dealers operate in a highly competitive market and are vulnerable to both decreased supply and demand for new and used vehicles, as well as corresponding changes in vehicle pricing. Furthermore, certain OEMs have temporarily ceased production and certain dealerships have temporarily or permanently closed and more may close in the future in light of the COVID-19 pandemic and related restrictions. As a result of negative changes in the financial condition of dealers and overall uncertainty related to the automotive industry, in the second half of March 2020, our customers began to adjust, reduce or suspend their operating activities. This resulted and may continue to result in decreased subscription revenue and reduced demand for our services. Moreover, depending upon the progress of the pandemic and the government and societal responses thereto, our customers may implement further cost-savings measures, including additional reductions of their advertising spend.

In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. With respect to managing our expenses, we implemented multiple initiatives including both permanent and temporary measures, to adjust expenses with changes in revenue. These initiatives included an employee furlough and reduction in force, salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases; a reduction of our marketing expense, while carefully maintaining consumer engagement as evidenced by our strong organic traffic; partnering with our vendors to reduce cost; and significant reductions of non-essential spending. We remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management.

The effects of the COVID-19 pandemic and the related restrictions, particularly reduced consumer spending and the discounts that we provided our dealer customers for the second quarter of 2020, have negatively impacted our results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the COVID-19 pandemic and related restrictions. Therefore, the results for the six months ended June 30, 2020, may not be indicative of the results for the year ending December 31, 2020.

We have taken steps to strengthen our financial position during this period of heightened uncertainty. In June 2020, we entered into an amendment to our Credit Agreement (the “Second Amendment”) that provides for a waiver with respect to the Total Net Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Credit Agreement) financial covenants for the covenant testing periods through December 31, 2020 (the “Covenant Adjustment Period”). As of June 30, 2020, our liquidity, as defined in the Credit Agreement, was approximately $232.2 million including cash and cash equivalents and availability under the revolving credit facility.  For information related to debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our dealer customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying consumers are shopping from home. These solutions include virtual showrooms, home delivery badging, online chat and our FUELTM In-Market Video (“FUEL IMV”) product that allows dealers to target in-market buyers on streaming platforms.

Reduction in Force. On April 29, 2020, we announced the permanent reduction in force of approximately 170 people, the majority of whom had been placed on furlough in early April 2020. We estimate the pre-tax costs for this action to be in the range of approximately $4.0 to $4.75 million, substantially all of which are related to employee severance and were recorded during the three months ended June 30, 2020.

Traffic. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers. We have been diligently focused on growing our audience, the fundamental deliverable of any marketplace business.

Driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels and a shift from in-person to virtual automobile research and shopping, we have experienced consistent year-over-year quarterly traffic growth. In the second quarter of 2020, we maintained strong organic Traffic growth, at rates that accelerated throughout the quarter, and achieved 10% growth in Traffic and 6% growth in Average Monthly Unique Visitors, compared to the prior year.

Although we experienced strong traffic in the first two quarters of 2020, given the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions, competitive spending, and reduced consumer spending, among other factors, we are uncertain as to how this may impact our traffic for the rest of 2020 and beyond.

Dealer Customers. In the second quarter of 2020, Dealer Customers declined by 905, or 5%, to 18,033 as of June 30, 2020, as compared with 18,938 as of March 31, 2020. This decrease was a result of lower sales and elevated cancellations as a result of the COVID-19 pandemic and related restrictions, partially offset by growth in digital solutions customers.

Given the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending, we are uncertain as to how this may impact our dealer customers for the rest of 2020 and beyond.

Credit Agreement Amendment. In June 2020, the Company entered into the Second Amendment to address the uncertainty around the impact of the COVID-19 pandemic that includes a covenant holiday with an exemption from the net leverage and interest coverage ratios through the end of 2020, and maximum net leverage of 6.50x effective March 31, 2021, with step downs thereafter. During the covenant holiday period there is a minimum liquidity requirement of $75.0 million. For information related to debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Digital Solutions OEM Agreement. In 2019, we were selected as one of four preferred website providers to General Motors (“GM”). This allowed us to begin selling our website solutions to more than 4,100 GM dealers. This program is semi-exclusive and provides GM dealers a choice in provider for the first time in 15 years. We remain on track to launch the majority of our 800+ GM websites by the end of the year. This new agreement provides us with the opportunity to substantially increase our current website customer base, which was approximately 3,800 as of June 30, 2020.

Technology Transformation. In February 2019, we announced a restructuring of the product and technology teams, which primarily focused on shifting our technology spend towards innovation to improve our speed of product delivery, to enable integration across current and future systems, and to migrate our systems to the cloud (the “Technology Transformation”). In connection with the Technology Transformation, we aligned our product and technology teams with our long-term growth strategy to expand beyond listings to a digital solutions marketplace. As part of this process, we streamlined the existing teams as we modernize our technology platform and invest in a more efficient cloud-based infrastructure focused on machine learning, product innovation and growth. Although the impact of the COVID-19 pandemic and related restrictions has elongated our timeline for the completion of the Technology Transformation, we have achieved cost efficiencies and expect to achieve further cost efficiencies upon completion of the Technology Transformation.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Traffic (Visits)	143,972,000	130,626,000	10%	302,893,000	263,099,000	15%
Average Monthly Unique Visitors	22,810,000	21,559,000	6%	23,869,000	21,984,000	9%

Information regarding Dealer Customers and Direct Monthly Average Revenue Per Dealer is as follows:

	June 30, 2020	June 30, 2019	% Change	March 31, 2020	% Change
Dealer Customers	18,033	18,891	(5)%	18,938	(5)%
Direct Monthly Average Revenue Per Dealer	$1,442	$2,163	(33)%	$2,092	(31)%

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

We believe the growth in Traffic was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels and a shift from in-person to virtual automobile research and shopping accelerated by the COVID-19 pandemic and related restrictions. For the three and six months ended June 30, 2020, mobile traffic accounted for 75% of total Traffic. For the three and six months ended June 30, 2019, mobile traffic accounted for 71% of total Traffic.

Although we experienced strong traffic in the first two quarters of 2020, the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our traffic in 2020 and beyond.

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

The growth in UVs was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels and a shift from in-person to virtual automobile research and shopping accelerated by the COVID-19 pandemic and related restrictions.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers declined 5% from March 31, 2020. This decrease was primarily driven by cancellations of marketplace customers and lower new dealer customer sales, principally due to the COVID-19 pandemic and related restrictions. This decrease was partially offset by growth in digital solutions customers.

Total Dealer Customers declined 5% from June 30, 2019. This decrease was primarily driven by cancellations of marketplace customers and lower new dealer customer sales, principally due to the COVID-19 pandemic and related restrictions. This decrease was partially offset by growth in digital solutions customers.

The unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our dealer customers in 2020 and beyond.

Average Revenue Per Dealer (“ARPD”). We believe our ability to grow ARPD is an indicator of the value proposition of our products. We define ARPD as Direct retail revenue during the period divided by the monthly average number of direct dealer customers during the same period.

ARPD declined 31% from the ARPD of $2,092 for the three months ended March 31, 2020, primarily due to the impact of the invoice credits we provided to our marketplace customers during the second quarter of 2020 and in response to the COVID-19 pandemic and related restrictions.

ARPD declined 33% from June 30, 2019, primarily due to the impact of the invoice credits we provided to our marketplace customers during the second quarter of 2020 and in response to the COVID-19 pandemic and related restrictions.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising. Changes in car sales volumes in the United States and reduced dealer profitability also influence OEMs’ and dealerships’ willingness to increase spend with automotive marketplaces like Cars.com. Beginning in the later part of March 2020, we observed decreased car sales and dealer profitability. Due to the impact of the COVID-19 pandemic and the related restrictions, these decreases are expected to continue in the near-term. The unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our business in 2020 and beyond.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		Increase
(In thousands, except percentages)	2020	2019	(Decrease)	% Change
Revenue:
Direct	$83,242	$111,190	$(27,948)	(25)%
National advertising	16,021	19,296	(3,275)	(17)%
Other	2,746	3,624	(878)	(24)%
Retail	102,009	134,110	(32,101)	(24)%
Wholesale	—	14,097	(14,097)	(100)%
Total revenue	102,009	148,207	(46,198)	(31)%
Operating expenses:
Cost of revenue and operations	22,912	24,319	(1,407)	(6)%
Product and technology	12,031	15,339	(3,308)	(22)%
Marketing and sales	32,036	53,740	(21,704)	(40)%
General and administrative	16,460	21,963	(5,503)	(25)%
Affiliate revenue share	4,601	2,176	2,425	111%
Depreciation and amortization	31,193	29,666	1,527	5%
Total operating expenses	119,233	147,203	(27,970)	(19)%
Operating (loss) income	(17,224)	1,004	(18,228)	***%
Nonoperating expense:
Interest expense, net	(7,924)	(7,711)	(213)	3%
Other income, net	557	9	548	***%
Total nonoperating expense, net	(7,367)	(7,702)	335	(4)%
Loss before income taxes	(24,591)	(6,698)	(17,893)	***%
Income tax expense (benefit)	53	(672)	725	***%
Net loss	$(24,644)	$(6,026)	$(18,618)	***%

*** Not meaningful

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to dealer customers. Direct revenue is our largest revenue stream, representing 81.6% and 75.0% of total revenue for the three months ended June 30, 2020 and 2019, respectively.

As of October 1, 2019, we have successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. During the three months ended June 30, 2020, the affiliate market conversions contributed an incremental $10.8 million to Direct revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

The overall decrease was primarily due to a 33% decline in ARPD from June 30, 2019 primarily due to the impact of the invoice credits we provided to our dealer customers during the second quarter of 2020 in response to the COVID-19 pandemic and related restrictions, as well as a 5% decline in Dealer Customers.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive dealer customers. National advertising revenue represents 15.7% and 13.0% of total revenue for the three months ended June 30, 2020 and 2019, respectively. National advertising revenue declined 17%, primarily due to higher cancellations, principally due to the COVID-19 pandemic and related restrictions.

Wholesale Revenue. Wholesale revenue represented the fees we charged for marketplace and digital solutions sold to dealers by affiliates. The fees represented approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represented 9.5% of total revenue for the three months ended June 30, 2019. As of October 1, 2019, we successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenue and operations expense represents 22.5% and 16.4% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Cost of revenue and operations expense decreased $1.4 million, primarily due to lower third party costs and lower compensation costs, driven by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions, partially offset by growth in dealer websites and related digital solutions, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, as well as license fees for vehicle specifications, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 11.8% and 10.3% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Product and technology expense decreased primarily due to cost efficiencies and lower compensation costs as a result of the Technology Transformation and by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expenses represent 31.4% and 36.3% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Marketing and sales expense decreased due to a reduction of our marketing expense which was achieved by focusing on customer acquisition and leveraging efficiencies gained, while carefully maintaining consumer engagement as evidenced by our strong organic traffic, and a shift from in-person to virtual automobile research and shopping.

General and administrative. General and administrative expense primarily consists of compensation costs for the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal and accounting services, other professional services, transaction-related costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 16.1% and 14.8% of total revenue for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, General and administrative expense included the following costs (in thousands):

	Three Months Ended June 30,
	2020	2019
Severance, transformation and other exit costs	$4,764	$1,058
Transaction-related costs (1)	20	2,579
Costs associated with stockholder activist campaign	—	5,225
Total	$4,784	$8,862

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

Excluding these costs, general and administrative expense decreased 10.9% for the three months ended June 30, 2020, compared to the prior year. General and administrative expenses decreased primarily due to our management of expenses, primarily related to compensation, to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to depreciation and amortization on additional assets acquired.

Affiliate revenue share. Affiliate revenue share expense represents payments made to affiliates pursuant to our affiliate agreements and amortization of the Unfavorable contracts liability related to converted markets. Affiliate revenue share expense increased, primarily due to the additional markets converted during the last twelve months, partially offset by the expiration of certain affiliate agreements and no amortization of the unfavorable contracts liability. A summary of Affiliate revenue share expense is as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Affiliate revenue share expense, gross	$4,601	$8,011
Less: Amortization of the Unfavorable contracts liability	—	(5,835)
Affiliate revenue share expense, as reported	$4,601	$2,176

For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Interest expense, net. Interest expense, net increased by $0.2 million compared to the prior year. For information related to our interest rate swap, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net increased, primarily due to the unrealized gain on the mark-to-market adjustment related to the interest rate swap. For information related to the impairment, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax benefit. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of Loss before income taxes, was 0% for the three months ended June 30, 2020 and differed from the U.S. federal statutory rate of 21%, due to the full valuation allowance on the U.S. company’s net deferred tax asset position.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Increase
(In thousands, except percentages)	2020	2019	(Decrease)	% Change
Revenue:
Direct	$208,603	$226,284	$(17,681)	(8)%
National advertising	35,414	39,591	(4,177)	(11)%
Other	6,086	7,573	(1,487)	(20)%
Retail	250,103	273,448	(23,345)	(9)%
Wholesale	—	28,957	(28,957)	(100)%
Total revenue	250,103	302,405	(52,302)	(17)%
Operating expenses:
Cost of revenue and operations	48,942	49,898	(956)	(2)%
Product and technology	26,904	33,202	(6,298)	(19)%
Marketing and sales	86,958	114,083	(27,125)	(24)%
General and administrative	30,577	45,851	(15,274)	(33)%
Affiliate revenue share	10,970	4,630	6,340	***%
Depreciation and amortization	62,154	57,791	4,363	8%
Goodwill and intangible asset impairment	905,885	—	905,885	***%
Total operating expenses	1,172,390	305,455	866,935	***%
Operating loss	(922,287)	(3,050)	(919,237)	***%
Nonoperating (expense) income:
Interest expense, net	(15,450)	(15,277)	(173)	1%
Other (expense) income, net	(8,944)	128	(9,072)	***%
Total nonoperating expense, net	(24,394)	(15,149)	(9,245)	61%
Loss before income taxes	(946,681)	(18,199)	(928,482)	***%
Income tax benefit	(134,603)	(3,142)	(131,461)	***%
Net loss	$(812,078)	$(15,057)	$(797,021)	***%

*** Not meaningful

Retail Revenue—Direct. Direct revenue is our largest revenue stream, representing 83.4% and 74.8% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

As of October 1, 2019, we have successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. During the six months ended June 30, 2020, the affiliate market conversions contributed an incremental $28.3 million to Direct revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

The overall decrease was primarily due to a 33% decline in ARPD from June 30, 2019 primarily due to the impact of the invoice credits we provided to our dealer customers during the second quarter of 2020 in response to the COVID-19 pandemic and related restrictions, as well as a 5% decline in Dealer Customers.

Retail Revenue—National Advertising. National advertising revenue represents 14.2% and 13.1% of total revenue for the six months ended June 30, 2020 and 2019, respectively. National advertising revenue declined 11%, primarily due to higher cancellations, principally due to the COVID-19 pandemic and related restrictions.

Wholesale Revenue. The fees represented approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represented 9.6% of total revenue for the six months ended June 30, 2019. As of October 1, 2019, we successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense represents 19.6% and 16.5% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Cost of revenue and operations expense decreased primarily due to lower third party costs, driven by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions, partially offset by an increase in compensation costs and growth in dealer websites and related digital solutions, which have an inherently higher cost of revenue.

Product and technology. Product and technology expense represents 10.8% and 11.0% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Product and technology expense decreased primarily due to lower compensation costs and cost efficiencies as a result of the Technology Transformation by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions.

Marketing and sales. Marketing and sales expenses represent 34.8% and 37.7% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Marketing and sales expense decreased due to a reduction of our marketing expense which was achieved by focusing on customer acquisition and leveraging efficiencies gained, while carefully maintaining consumer engagement as evidenced by our strong organic traffic, and a shift from in-person to virtual automobile research and shopping.

General and administrative. General and administrative expense represents 12.2% and 15.2% of total revenue for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, General and administrative expense included the following costs (in thousands):

	Six Months Ended June 30,
	2020	2019
Severance, transformation and other exit costs	$6,168	$7,511
Transaction-related costs (1)	117	4,623
Costs associated with stockholder activist campaign	—	7,920
Total	$6,285	$20,054
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

Excluding these costs, general and administrative expense decreased 5.8% for the six months ended June 30, 2020, compared to the prior year. General and administrative expenses decreased primarily due to our management of expenses, primarily related to compensation, to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions.

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

Affiliate revenue share. Affiliate revenue share expense increased, primarily due to the additional markets converted during the last twelve months, partially offset by the expiration of certain affiliate agreements. A summary of Affiliate revenue share expense is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Affiliate revenue share expense, gross	$10,970	$16,299
Less: Amortization of the Unfavorable contracts liability	—	(11,669)
Affiliate revenue share expense, as reported	$10,970	$4,630

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

Interest expense, net. Interest expense, net increased by $0.2 million compared to the prior year. For information related to our interest rate swap, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net decreased, primarily due to an impairment of a $9.4 million of non-marketable investment, triggered by the COVID-19 pandemic and the related restrictions. This investment had been recorded within Investments and other assets on the Consolidated Balance Sheets.

Income tax benefit. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of Loss before income taxes, was 14% for the six months ended June 30, 2020 and differed from the U.S. federal statutory rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and a full valuation allowance on the U.S. company’s net deferred tax asset position.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive operating cash flows in 2020 and 2019 which, along with our Term and Revolving Loans described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. In addition, we may raise additional funds through other public or private debt or equity financings. At this time, we do not expect the impact of the COVID-19 pandemic and related restrictions to impact our ability to meet our business needs for the foreseeable future. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic and related restrictions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control. We are subject to certain financial and other covenants contained in our Credit Agreement.  In June 2020, we entered into an amendment to our Credit Agreement that includes a covenant holiday with an exemption from the net leverage and interest coverage ratios through the end of 2020, and maximum net leverage of 6.50x effective March 31, 2021, with step downs thereafter. In addition, the Second Amendment also includes a minimum liquidity requirement of $75.0 million and adds an anti-cash hoarding covenant, which requires, during the Covenant Adjustment Period, mandatory prepayments of the revolving credit loans with the amount of any unrestricted cash located in the Company’s deposit accounts in excess of $75.0 million.  The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. As of June 30, 2020, Cash and cash equivalents were $56.9 million.

Term Loan and Revolving Loan. As of June 30, 2020, the outstanding principal amount under the Term Loan was $371.3 million, with an interest rate of 5.5%, including the impact of the interest rate swap. The outstanding borrowings under the Revolving Loan were $275.0 million, with an interest rate of 3.3%. During the six months ended June 30, 2020, we made $16.9 million in mandatory Term Loan payments and $150.0 million in Revolving Loan payments. The debt repayments were primarily associated with the $165.0 million in proceeds related to our draw on our revolver during the first quarter of 2020. As of June 30, 2020, $175.0 million was available to borrow under the Revolving Loan.

In October 2019, we entered into an amendment to our Credit Agreement to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The amendment increased our maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the Term Loan and the Revolving Loan on May 31, 2022. In June 2020, we entered into an amendment to our Credit Agreement that includes a covenant holiday with an exemption from the net leverage and interest coverage ratios that addresses the impact of COVID-19 through the end of 2020, and maximum net leverage of 6.50x effective March 31, 2021, with step downs thereafter. During the covenant holiday period there is a minimum liquidity requirement of $75.0 million. As of June 30, 2020, our liquidity, as defined in the Credit Agreement, was approximately $232.2 million including cash and cash equivalents and availability under the revolving credit facility.

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

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the amendment, the unrealized loss included within Accumulated other comprehensive loss will be ratably reclassified into Net loss over the remaining term of the Swap. A portion of the unrealized loss shall be recorded to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Loss. Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other income (expense), net on the Consolidated Statements of Loss.

As of June 30, 2020, the fair value of the Swap was an unrealized loss of $16.1 million, of which $8.4 million and $7.7 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the six months ended June 30, 2020 and June 30, 2019, $3.1 million and $0.7 million in Interest expense, net of which $0.3 million and zero was reclassified from Accumulated other comprehensive loss, respectively. During the six months ended June 30, 2020, $0.1 million was reclassified from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Loss. Additionally, $0.6 million was included within Other income (expense), net on the Consolidated Statements of Loss related to the change in the fair value of the Interest rate swap from the date of the Second Amendment to June 30, 2020.

Share Repurchase Program. In March 2018, our Board of Directors authorized a stock repurchase program to acquire up to $200 million of our common stock over a two-year period. We were allowed to repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program will be based on market conditions and other factors including price. The repurchase program did not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. In March 2020, the repurchase program expired and there were no share repurchases during 2020. The Company repurchased and subsequently retired 1.7 million shares for $40.0 million during the six months ended June 30, 2019.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$57,629	$50,755	$6,874
Investing activities	(8,725)	(9,953)	1,228
Financing activities	(5,508)	(56,726)	51,218
Net change in cash and cash equivalents	$43,396	$(15,924)	$59,320

Operating Activities. The increase in cash provided by operating activities was primarily related to reduction of net loss, excluding the impact of non-cash items, as well as changes in operating assets and liabilities. In addition, the net loss for the six months ended June 30, 2020 and 2019 was impacted by the following costs (in thousands):

	Six Months Ended June 30,
	2020	2019
Severance, transformation and other exit costs	$6,168	$7,511
Transaction-related costs (1)	117	4,623
Costs associated with stockholder activist campaign	—	7,920
Total	$6,285	$20,054

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

Investing Activities. The decrease in cash used in investing activities is primarily due to a decrease in purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2020, cash used in financing activities is primarily related to $166.9 million in debt repayments and $3.3 million of debt issuance costs related to the Second Amendment. The debt repayments were primarily associated with the $165.0 million in proceeds related to our draw on our revolver during the first quarter of 2020. For information related to our Term and Revolving Loans, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 26, 2020 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2020, there have been no changes to our critical accounting policies.

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

Changes in Internal Control Over Financial Reporting. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions. We are continually monitoring and assessing the COVID-19 pandemic and related restrictions on our internal controls to minimize the effect on their design and operating effectiveness.

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

The COVID-19 pandemic and related restrictions have materially and adversely affected, and could continue to materially and adversely affect, our business, financial condition, liquidity and results of operations.

The novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions have resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and have caused significant volatility in U.S. and international debt and equity markets.

Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic and related restrictions, including any resurgences of the pandemic. For example, the COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and are expected to result in reduced consumer spending and an economic slowdown or recession. Substantially all of our revenue is generated from subscription services offered to automotive dealers and our national advertising offerings to original equipment manufacturers (“OEMs") and other advertisers in or endemic to the automotive industry and our business may be negatively affected during times of low automobile sales and high unemployment. To the extent that a weakened economy continues to impact our customers’ ability or willingness to pay for our services or our vendors’ ability to provide services to us, our operations, liquidity and financial condition could be negatively impacted.

OEMs and automobile dealers operate in a highly competitive market and are vulnerable to both decreased supply and demand for new and used vehicles, as well as corresponding changes in vehicle pricing. Furthermore, certain OEMs have temporarily ceased production and certain dealerships have temporarily or permanently closed and more may close in the future in light of the COVID-19 pandemic and related restrictions. Negative changes in the financial condition of dealers has resulted and may continue to result in decreased subscription revenue and reduced demand for our services. Moreover, the impact of the COVID-19 pandemic and related restrictions on dealers may materially reduce our number of dealer customers in the future. Additionally, OEMs have and may continue to reduce their advertising spend on our platforms due to the impact of the COVID-19 pandemic and related restrictions on the automotive industry. All of these factors could adversely impact our profitability and financial results.

In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. These discounts and reduced consumer spending have negatively impacted our revenue and results of operations in the near term and, if not effective in mitigating the effects of the COVID-19 pandemic and related restrictions on our dealer customers, may adversely affect our business and results of operations more substantially in the long term.

With respect to managing our expenses, we have implemented multiple initiatives to adjust our expenses in response to changes in revenue. These steps have included an employee furlough, reduction in force, salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases; a reduction of our marketing expense, while carefully maintaining consumer engagement as evidenced by our strong organic traffic; partnering with vendors to reduce cost; and significant reductions of non-essential spending. Despite our efforts, we cannot accurately predict whether these measures will be effective in mitigating the impact of the COVID-19 pandemic and related restrictions on our operations, liquidity and financial condition or whether these measures will affect the productivity of our workforce, reduce consumer traffic to our websites or otherwise affect our operations. We may be required to implement additional expense-reduction measures or amend our debt instruments in the future if the COVID-19 pandemic and related restrictions persist over a longer period, which could further adversely impact our operations, liquidity and financial condition.

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

We are subject to certain financial and other covenants contained in our Credit Agreement. The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. We have taken steps to strengthen our financial position during this period of heightened uncertainty. In June 2020, we entered into an amendment to our Credit Agreement (the “Second Amendment”) that provides for a waiver with respect to the Total Net Leverage Ratio and Consolidated Interest Coverage Ratio financial covenants for the covenant testing periods through December 31, 2020 (the “Covenant Adjustment Period”). As of June 30, 2020, our liquidity, as defined in the Credit Agreement, was approximately $232.2 million including cash and cash equivalents and availability under the revolving credit facility. We may further seek to amend our Credit Agreement to provide greater comfort that we will be able to remain in compliance with our obligations but we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the pandemic and our ability to compete in this environment. We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Due to the risks created by the COVID-19 pandemic and related restrictions the conditions of the capital markets may be more volatile and uncertain. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. For information related to debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and related restrictions and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential lasting effects any such alterations or modifications may have on our business, including the effects on our OEM and dealer customers, suppliers or vendors, consumers or on our financial results. The impact of the COVID-19 pandemic and related restrictions may also heighten other risks discussed in our Annual Report on Form 10-K, which could adversely affect our business, financial condition, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1**

Second Amendment to Credit Agreement, dated as of June 15, 2020, by and among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 16, 2020, File No. 001-37869)

10.2*^	Form of Director Restricted Stock Unit Award Agreement (2020) issued under the Cars.com Inc. Omnibus Incentive Compensation Plan
10.3**^	Employment Offer Letter, dated May 15, 2020, between Cars.com, LLC and Sonia Jain (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 18, 2020, File No. 001-37869)

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments)

*	Filed herewith.
**	Previously filed.
^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: July 30, 2020	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: July 30, 2020	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer