Form 10-Q
period 2020-09-30
Cars.com Inc.
filed 2020-11-09
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 67,386,226 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$43,769	$13,549
Accounts receivable, net	89,094	101,762
Prepaid expenses	10,615	6,526
Other current assets	10,571	603
Total current assets	154,049	122,440
Property and equipment, net	41,072	43,696
Goodwill	—	505,885
Intangible assets, net	857,055	1,329,499
Investments and other assets	16,274	26,471
Total assets	$1,068,450	$2,027,991
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$19,896	$12,431
Accrued compensation	16,949	16,738
Current portion of long-term debt	32,654	31,391
Other accrued liabilities	43,377	38,246
Total current liabilities	112,876	98,806
Noncurrent liabilities:
Long-term debt	558,720	611,277
Deferred tax liability	30,865	132,996
Other noncurrent liabilities	43,616	43,844
Total noncurrent liabilities	633,201	788,117
Total liabilities	746,077	886,923
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 67,206 and 66,764 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	672	668
Additional paid-in capital	1,525,114	1,515,109
Accumulated deficit	(1,191,406)	(367,067)
Accumulated other comprehensive loss	(12,007)	(7,642)
Total stockholders' equity	322,373	1,141,068
Total liabilities and stockholders' equity	$1,068,450	$2,027,991

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Retail	$144,392	$146,681	$394,495	$420,129
Wholesale	—	5,409	—	34,366
Total revenue	144,392	152,090	394,495	454,495
Operating expenses:
Cost of revenue and operations	25,434	25,089	74,376	74,987
Product and technology	15,455	14,923	42,359	48,125
Marketing and sales	45,776	50,789	132,734	164,872
General and administrative	13,289	13,414	43,866	59,265
Affiliate revenue share	—	5,158	10,970	9,788
Depreciation and amortization	25,375	28,970	87,529	86,761
Goodwill and intangible asset impairment	—	461,463	905,885	461,463
Total operating expenses	125,329	599,806	1,297,719	905,261
Operating income (loss)	19,063	(447,716)	(903,224)	(450,766)
Nonoperating expense:
Interest expense, net	(10,779)	(7,712)	(26,229)	(22,989)
Other income (expense), net	1,957	1,402	(6,987)	1,530
Total nonoperating expense, net	(8,822)	(6,310)	(33,216)	(21,459)
Income (loss) before income taxes	10,241	(454,026)	(936,440)	(472,225)
Income tax expense (benefit)	22,502	(27,869)	(112,101)	(31,011)
Net loss	$(12,261)	$(426,157)	$(824,339)	$(441,214)
Weighted-average common shares outstanding:
Basic	67,295	66,769	67,163	67,043
Diluted	67,295	66,769	67,163	67,043
Loss per share:
Basic	$(0.18)	$(6.38)	$(12.27)	$(6.58)
Diluted	(0.18)	(6.38)	(12.27)	(6.58)

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(12,261)	$(426,157)	$(824,339)	$(441,214)
Other comprehensive income (loss), net of tax:
Interest rate swap	690	(367)	(6,466)	(8,938)
Amortization of interest rate swap into Net loss	2,401	—	2,101	—
Total other comprehensive income (loss)	3,091	(367)	(4,365)	(8,938)
Comprehensive loss	$(9,170)	$(426,524)	$(828,704)	$(450,152)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(787,434)	—	(787,434)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,811)	(6,811)
Shares issued in connection with stock-based compensation plans, net	—	—	197	2	(906)	—	—	(904)
Stock-based compensation	—	—	—	—	1,971	—	—	1,971
Balance at March 31, 2020	—	—	66,961	670	1,516,174	(1,154,501)	(14,453)	347,890
Net loss	—	—	—	—	—	(24,644)	—	(24,644)
Other comprehensive income, net of tax	—	—	—	—	—	—	645	645
Shares issued in connection with stock-based compensation plans, net	—	—	239	2	593	—	—	595
Stock-based compensation	—	—	—	—	4,295	—	—	4,295
Balance at June 30, 2020	—	—	67,200	672	1,521,062	(1,179,145)	(13,808)	328,781
Net loss	—	—	—	—	—	(12,261)	—	(12,261)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,801	1,801
Shares issued in connection with stock-based compensation plans, net	—	—	6	—	(20)	—	—	(20)
Stock-based compensation	—	—	—	—	4,072	—	—	4,072
Balance at September 30, 2020	—	$—	67,206	$672	$1,525,114	$(1,191,406)	$(12,007)	$322,373

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(9,031)	—	(9,031)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,279)	(7,279)
Repurchases of common stock	—	—	(881)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	62	1	(744)	—	—	(743)
Stock-based compensation	—	—	—	—	2,981	—	—	2,981
Other	—	—	12	—	(181)	—	—	(181)
Balance at March 31, 2019	—	—	67,455	675	1,510,057	89,217	(7,279)	1,592,670
Net loss	—	—	—	—	—	(6,026)	—	(6,026)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,292)	(1,292)
Repurchases of common stock	—	—	(869)	(9)	—	(19,991)	—	(20,000)
Shares issued in connection with stock-based compensation plans, net	—	—	84	1	447	—	—	448
Stock-based compensation	—	—	—	—	3,348	—	—	3,348
Other	—	—	2	—	—	—	—	—
Balance at June 30, 2019	—	—	66,672	667	1,513,852	63,200	(8,571)	1,569,148
Net loss	—	—	—	—	—	(426,157)	—	(426,157)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(367)	(367)
Repurchases of common stock	—	—	—	—	—	—	—	—
Shares issued in connection with stock-based compensation plans, net	—	—	6	—	(57)	—	—	(57)
Stock-based compensation	—	—	—	—	(1,071)	—	—	(1,071)
Other	—	—	—	—	(11)	—	—	(11)
Balance at September 30, 2019	—	$—	66,678	$667	$1,512,713	$(362,957)	$(8,938)	$1,141,485

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(824,339)	$(441,214)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation	15,085	13,427
Amortization of intangible assets	72,444	73,334
Amortization of unfavorable contracts liability	—	(18,885)
Goodwill and intangible asset impairment	905,885	461,463
Impairment of non-marketable security	9,447	—
Unrealized gain on interest rate swap	(2,482)	—
Amortization of accumulated other comprehensive loss on interest rate swap	2,101	—
Stock-based compensation	10,338	5,258
Deferred income taxes	(102,199)	(52,741)
Provision for doubtful accounts	3,854	3,844
Amortization of debt issuance costs	2,420	959
Other, net	121	411
Changes in operating assets and liabilities:
Accounts receivable	8,814	3,295
Prepaid expenses	(4,089)	1,672
Other current assets	(9,968)	9,992
Other assets	819	(16,517)
Accounts payable	7,465	(5,363)
Accrued compensation	211	(2,233)
Other accrued liabilities	4,349	28,627
Other noncurrent liabilities	(3,410)	15,221
Net cash provided by operating activities	96,866	80,550
Cash flows from investing activities:
Purchase of property and equipment	(12,603)	(15,409)
Other, net	—	(599)
Net cash used in investing activities	(12,603)	(16,008)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	165,000	10,000
Payments of debt issuance costs and other fees	(3,402)	—
Payments of long-term debt	(215,312)	(39,688)
Stock-based compensation plans, net	(329)	(352)
Repurchases of common stock	—	(40,000)
Other	—	(192)
Net cash used in financing activities	(54,043)	(70,232)
Net increase (decrease) in cash and cash equivalents	30,220	(5,690)
Cash and cash equivalents at beginning of period	13,549	25,463
Cash and cash equivalents at end of period	$43,769	$19,773
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$478	$168
Cash paid for interest	21,512	22,413

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc., (the “Company” or CARS) is a leading digital marketplace, media and solutions provider for the automotive industry, connecting car shoppers with sellers. Through the Company’s marketplace, dealer websites and other digital solutions, the Company showcases dealer inventory, elevates and amplifies dealer and automobile original equipment manufacturer (“OEM”) brands, connects with its ready-to-buy audience and empowers shoppers and sellers with the resources and information needed to make confident car-buying and selling decisions. The Company’s digital solutions strategy builds on the rich data and audience of its digital marketplace to offer solutions to drive growth and efficiency for the automotive industry. The Company’s portfolio of brands now includes Cars.com, Dealer Inspire, DealerRater, FUEL, Auto.com, PickupTrucks.com and NewCars.com.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2019 Financial Statements, except for those disclosed in Note 2 (New Accounting Pronouncements). In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses changing the way credit losses on accounts receivable are estimated. Under current U.S. GAAP, credit losses on trade accounts receivable are recognized once it is probable that such losses will occur. Under this new guidance, the Company is required to estimate credit losses based on the expected amount of future collections which may result in earlier recognition of allowance for doubtful accounts. The Company adopted this new guidance as of January 1, 2020. The adoption did not have a material impact on its Consolidated Financial Statements and related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales channel	2020	2019	2020	2019
Direct	$123,955	$122,878	$332,558	$349,162
National advertising	17,753	20,161	53,167	59,752
Other	2,684	3,642	8,770	11,215
Retail	144,392	146,681	394,495	420,129
Wholesale	—	5,409	—	34,366
Total revenue	$144,392	$152,090	$394,495	$454,495

Major products and services
Subscription advertising and digital solutions	$116,933	$119,495	$313,645	$357,256
Display advertising	20,643	23,048	60,560	67,755
Pay per lead	4,310	6,720	14,822	21,267
Other	2,506	2,827	5,468	8,217
Total revenue	$144,392	$152,090	$394,495	$454,495

NOTE 4. Goodwill and Indefinite-lived Intangible Asset

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2019	Additions	Impairment	September 30, 2020
Goodwill	$505,885	$—	$(505,885)	$—
Indefinite-lived intangible asset	790,020	—	(400,000)	390,020

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

First Quarter 2020 Triggering Event and Impairment Assessment. In March 2020, the Company determined there was a triggering event, caused by the economic impacts of the novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic has resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). The related restrictions have had, and the Company expects they will continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration. While certain jurisdictions have relaxed some of these related restrictions, any resurgences of the pandemic may lead to a reimplementation of such restrictions.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and have resulted in reduced consumer spending and an economic slowdown. As a result of overall uncertainty related to the automotive industry, in the second half of March 2020, the Company’s customers began to adjust, reduce or suspend their operating and marketing activities. This resulted and may continue to result in decreased subscription revenue and reduced demand for the Company’s services. Moreover, depending upon the progress of the pandemic and the government and societal responses thereto, the Company’s customers may implement further cost-savings measures, including additional reductions of their advertising spend.

In an effort to assist its dealer customers impacted by the COVID-19 pandemic and related restrictions, the Company provided, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. With respect to managing our expenses, the Company implemented several initiatives, including both permanent and temporary measures, to adjust expenses with changes in revenue.

The effects of the COVID-19 pandemic and related restrictions, particularly reduced consumer spending and the discounts that the Company provided our dealer customers in the second quarter of 2020, have negatively impacted our results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the pandemic and related restrictions. Thus, the amount and timing of future cash flows, used in the valuation models to estimate the fair value of the Company’s assets, has been significantly and negatively impacted by the COVID-19 pandemic and related restrictions.

The Company performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $505.9 million and $400.0 million related to its goodwill and indefinite-lived intangible asset, respectively.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Third Quarter 2019 Triggering Event and Impairment Assessment. As of September 1, 2019, the Company determined there was a triggering event, primarily caused by a sustained decrease in its stock price after the completion of the strategic alternatives review process, and performed an interim quantitative impairment test. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $379.2 million and $82.3 million related to its goodwill and indefinite-lived intangible asset, respectively in the third quarter of 2019.

NOTE 5. Debt

As of September 30, 2020, the Company was in compliance with the covenants under its Credit Agreement.

Term Loan. As of September 30, 2020, the outstanding principal amount under the Term Loan was $362.8 million and the interest rate in effect was 5.5%, including the impact of the interest rate swap discussed below. During the nine months ended September 30, 2020, the Company made $25.3 million in mandatory quarterly Term Loan payments.

Revolving Loan. As of September 30, 2020, the outstanding borrowings under the Revolving Loan were $235.0 million and the interest rate in effect was 3.3%. During the nine months ended September 30, 2020, the Company borrowed $165.0 million and made $190.0 million in Revolving Loan payments. As of September 30, 2020, $215.0 million was available to borrow under the Revolving Loan.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of September 30, 2020, the fair value of the outstanding indebtedness was approximately $581.2 million, compared to the carrying value of $597.8 million. As of December 31, 2019, the fair value approximated the carrying value.

Credit Agreement. In October 2019, the Company entered into an amendment to its Credit Agreement (the “First Amendment”) to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The First Amendment increased the Company’s maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the Term Loan and the Revolving Loan on May 31, 2022.

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

Subsequent Event - Bond Offering. On October 30, 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. The Company used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under its revolving facility, repay $162.8 million of borrowings under its term loan and pay fees associated with the offering.

Subsequent Event - Credit Agreement Amendment. On October 30, 2020, the Company entered into an amendment (the “Third Amendment”) to its Credit Agreement, in which the Company refinanced an aggregate principal amount of $430.0 million, comprised of a $230.0 million senior secured revolving credit facility and a $200.0 million senior secured term loan facility, with a revised maturity date of May 31, 2025. The Third Amendment also includes the following:

•	A maximum senior secured leverage ratio of 3.50x, with a step up for material permitted acquisitions;
•	A minimum interest coverage ratio of 2.75x, with a step up to 3.00x on June 30, 2023;
•	A revised interest rate grid updated to reflect a maximum alternate base rate margin of 1.75% and a maximum Eurodollar margin of 2.75%.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

•	Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•	Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•	Ended the Covenant Adjustment Period that was implemented pursuant to the Second Amendment and removed the related minimum liquidity requirement and anti-cash hoarding covenant.

NOTE 6. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million. The Swap was designated as a cash flow hedge of interest rate risk.

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss is ratably reclassified into Net loss over the remaining life of the Term Loan. Each period, a portion of the unrealized loss is recorded to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Loss. Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other income (expense), net on the Consolidated Statements of Loss.

As of September 30, 2020, the fair value of the Swap was an unrealized loss of $14.2 million, of which $8.5 million and $5.7 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the nine months ended September 30, 2020 and September 30, 2019, $7.4 million and $1.2 million was recorded in Interest expense, net, of which $2.5 million and zero was reclassified from Accumulated other comprehensive loss, respectively. During the nine months ended September 30, 2020, $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Loss. Additionally, $2.5 million of income was included within Other income (expense), net on the Consolidated Statements of Loss related to the change in the fair value of the Swap from the date of the Second Amendment to September 30, 2020.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Therefore, during the nine months ended September 30, 2020 and September 30, 2019, the Company recorded zero and $17.5 million of unfavorable contracts liability amortization as a reduction to Affiliate revenue share expense, rather than Wholesale revenue, in the Consolidated Statements of Loss, respectively.

The Company now has direct relationships with all of its dealer customers and no longer is incurring affiliate revenue share expense, effective June 30, 2020.

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

NOTE 9. Stockholders’ Equity

In March 2018, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $200 million of the Company’s common stock. The Company was allowed to repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program was based on market conditions and other factors including price. The repurchase program had a two-year duration, did not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company funded the share repurchase program principally with cash from operations. In March 2020, the repurchase program expired and there were no share repurchases during the nine months ended September 30, 2020. The Company repurchased and subsequently retired 1.7 million shares for $40.0 million during the nine months ended September 30, 2019.

NOTE 10. Stock-Based Compensation

Restricted Stock Units (“RSUs”) and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of RSUs is equal to the Company’s common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest. Restricted Stock is subject to vesting over one year and the fair value of the Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the nine months ended September 30, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	943	$24.68
Granted (1)	3,686	5.65
Vested and delivered	(273)	24.63
Forfeited	(359)	11.45
Outstanding as of September 30, 2020 (1)(2)	3,997	8.32

(1)	Included in “Granted” and “Outstanding as of September 30, 2020” are 108 shares of Restricted Stock that were delivered, but not yet vested.
(2)	Included in “Outstanding as of September 30, 2020” are 91 RSUs that were vested, but not yet delivered.

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. The percentage of PSUs that may vest ranges from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue targets; adjusted earnings before interest, income taxes, depreciation and amortization targets; margin targets; and/or share price over a one to three-year performance period. These PSUs are subject to cliff vesting at the end of the respective

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

performance period. PSU activity for the nine months ended September 30, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	953	$26.60
Granted (1)	715	5.40
Vested and delivered	—	—
Forfeited or cancelled (1)	(821)	26.38
Outstanding as of September 30, 2020	847	8.75

(1)	Included in "Forfeited or cancelled" are 558 PSUs that were cancelled and replaced by new grants during the nine months ended September 30, 2020.

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the nine months ended September 30, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of Options	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	513	2.80
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of September 30, 2020	513	2.80

The fair value of the stock options granted during the nine months ended September 30, 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(12,261)	$(426,157)	$(824,339)	$(441,214)
Basic weighted-average common shares outstanding	67,295	66,769	67,163	67,043
Effect of dilutive stock-based compensation awards (1)	—	—	—	—
Diluted weighted-average common shares outstanding	67,295	66,769	67,163	67,043
Loss per share, basic	$(0.18)	$(6.38)	$(12.27)	$(6.58)
Loss per share, diluted	(0.18)	(6.38)	(12.27)	(6.58)

(1)

There were 2,776 and 875 potential common shares excluded from diluted weighted-average shares outstanding for the three months ended September 30, 2020 and September 30, 2019, respectively, and 2,195 and 795 potential common shares for the nine months ended September 30, 2020 and September 30, 2019, respectively, as their inclusion would have had an anti-dilutive effect.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 12. Other Income (Expense), net

Included in Other income (expense), net in the nine months ended September 30, 2020 was a full impairment of $9.4 million of a non-marketable investment, triggered by the COVID-19 pandemic and the related restrictions and was recorded in the three months ended March 31, 2020. This investment had been recorded within Investments and other assets on the Consolidated Balance Sheets.

NOTE 13. Income Taxes

Deferred Tax Asset and Valuation Allowance. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during the nine months ended September 30, 2020, the Company had a valuation allowance of $129.9 million against the deferred tax assets recorded as of September 30, 2020, which represents the balance of deferred tax assets that the Company has concluded that it is not more likely than not to realize. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods. As of September 30, 2020, the Company determined, based upon the evaluation of all available evidence, that there was sufficient significant negative evidence presented by the Company’s history of recent losses to conclude it was more likely than not that its deferred tax assets would not be realized. Therefore, as of September 30, 2020, the Company has recorded a full valuation allowance against its deferred tax assets. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Correction of an Error. During the three months ended September 30, 2020, the Company recorded an additional $30.9 million valuation allowance related to the correction of an error from the calculation of the valuation allowance for income taxes established in connection with an impairment recorded at March 31, 2020. The adjustment is not material in the context of the Company’s net loss of $787.4 million for the three months ended March 31, 2020, which was primarily attributed to the goodwill and intangible asset impairment, of $905.9 million or $757.1 million, net of tax.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As a result of the regulations issued in July 2020 by the Department of the Treasury and the Internal Revenue Service which provide additional guidance as to the carryback of federal net operating losses (“NOL”) generated in 2019 and 2020 to prior years under the CARES Act, the Company recorded a net $8.5 million tax benefit related to its ability to carryback 2019 and 2020 federal taxable losses to the applicable prior years to claim refunds of federal income taxes paid in those years.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income (loss) before income tax, was 12% for the nine months ended September 30, 2020, which varied from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the recording of the full valuation allowance on the Company’s net deferred tax asset position recorded during the nine months ended September 30, 2020. The effective income tax rate was 220% for the three months ended September 30, 2020, and varied from the statutory federal income tax rate of 21%, as follows (in thousands, except percentages):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Income tax provision at statutory rate	$2,151	21%	$(196,652)	21%
State income taxes, net of federal income tax benefit	—	—	(36,613)	4
NOL carrybacks	(8,483)	(83)	(8,483)	1
Valuation allowance (1)	30,508	298	129,852	(14)
Other, net	(1,674)	(16)	(205)	—
Income tax expense (benefit)	$22,502	220%	$(112,101)	12%

(1)	This item includes the recording of an additional $30.9 million related to the correction of an error, as discussed above.

Note About Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the impact of the COVID-19 pandemic and related restrictions on our industry, our dealer customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including draws from our revolving credit facility, expense management and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

•	We may face difficulties in transitioning from a marketplace platform to a full-service solutions provider that helps automotive brands and dealers create enduring customer relationships.
•	We rely on third-party service providers for many aspects of our business, including automobile pricing and other data, and any failure to maintain these relationships could harm our business.
•	We rely on in-house content creation and development to drive traffic to the CARS sites and mobile applications.
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

•	We cannot assure you that we will be able to continue to successfully modify, develop and launch new products or grow our complementary product offerings.
•	Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenue will decrease.
•	If we do not competitively adapt to automated buying strategies, our display advertising revenue could be adversely affected.
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

Business Overview

We are a leading digital marketplace, media and solutions provider for the automotive industry, connecting car shoppers with sellers. Through our marketplace, dealer websites and other digital solutions, we showcase dealer inventory, elevate and amplify dealer and automobile original equipment manufacturer (“OEM”) brands, connect with our ready-to-buy audience and empower shoppers and sellers with the resources and information needed to make confident car-buying and selling decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer solutions to drive growth and efficiency for the automotive industry. Our portfolio of brands now includes Cars.com, Dealer Inspire, DealerRater, FUEL, Auto.com, PickupTrucks.com and NewCars.com.

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

Overview of Results

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue (1)	$144,392	$152,090	$394,495	$454,495
Net loss (2)	(12,261)	(426,157)	(824,339)	(441,214)
Retail revenue as % of total revenue	100%	96%	100%	92%
Wholesale revenue as % of total revenue	0%	4%	0%	8%

(1)

The decrease in revenue for the three and nine months ended September 30, 2020 was primarily attributed to the COVID-19 pandemic and related restrictions, including the impact of the discounts we provided to our dealer customers in the second quarter of 2020.

(2)

The net loss for the three months ended September 30, 2020 was primarily attributed to the recording of an additional $30.9 million income tax expense for the correction of an error related to the recording of the valuation allowance against the deferred tax assets in connection with an impairment recorded in the first quarter of 2020. This was partially offset by a net $8.5 million tax benefit related to our ability to carryback 2019 and 2020 federal tax losses to prior years to claim refunds of federal income taxes paid in those years related to the Coronavirus Aid, Relief, and Economic Security Act and related regulations. The net loss for the nine months ended September 30, 2020 was primarily attributed to the goodwill and intangible asset impairment of $905.9 million as well as the impact of the COVID-19 pandemic and related restrictions.

The net loss for the three and nine months ended September 30, 2019 is primarily attributed to the $431.3 million (net of tax of $30.2 million) goodwill and indefinite-lived intangible asset impairment.

The net loss in each period was also impacted by the following costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance, transformation and other exit costs	$289	$2,114	$6,457	$9,625
Costs associated with stockholder activist campaign	—	905	—	8,825
Transaction-related costs (1)	59	—	176	4,623
Total	$348	$3,019	$6,633	$23,073

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

Driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels and a shift from in-person to virtual automobile research and shopping, we have experienced consistent year-over-year quarterly traffic growth. In the third quarter of 2020, we maintained strong organic Traffic growth and achieved 10% growth in Traffic and in Average Monthly Unique Visitors, compared to the prior year period.

Although we experienced strong traffic in the first three quarters of 2020, given the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions, competitive spending, and reduced consumer spending, among other factors, we are uncertain as to how this may impact our traffic for the rest of 2020 and beyond.

Dealer Customers. In the third quarter of 2020, Dealer Customers increased by 97, or 1%, to 18,130 as of September 30, 2020, as compared with 18,033 as of June 30, 2020. This increase was a result of new sales of marketplace and digital solutions customers supported by strength in retention rates.

Given the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending, we are uncertain as to how this may impact our dealer customers for the rest of 2020 and beyond.

FUEL. Launched in 2020, FUEL is a digital video solution that provides OEMs and dealers with the opportunity to reach our in-market car shopping audience data of 25 million monthly shoppers on their screen of choice via social media platforms and streaming apps. FUEL leverages our high-quality, in-market audience data to pinpoint serious ready-to-buy shoppers. We believe this targeted approach drives high advertising efficiency for FUEL, which compares favorably to expensive or high-cost broadcast television solutions that dealers and OEMS on which they historically relied. We began generating FUEL revenue in the first quarter of 2020.

Digital solutions OEM agreement. In 2019, we were selected as one of four preferred website providers to General Motors (“GM”). This allowed us to begin selling our website solutions to more than 4,100 GM dealers. This program is semi-exclusive and provides GM dealers a choice in provider for the first time in 15 years. We remain on track to launch half of our 800+ GM websites by the end of the year. This new agreement provides us with the opportunity to substantially increase our current website customer base, which was approximately 4,000 as of September 30, 2020.

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

Bond Offering and Credit Agreement Amendment. On October 30, 2020, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. We used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under our revolving facility, repay $162.8 million of borrowings under our term loan and pay fees associated with the offering.

On October 30, 2020, we entered into an amendment (the “Third Amendment”) to the Credit Agreement, in which we refinanced an aggregate principal amount of $430.0 million, comprised of a $230.0 million senior secured revolving credit facility and a $200.0 million senior secured term loan facility, with a revised maturity date of May 31, 2025. The Third Amendment also includes the following:

•	A maximum senior secured leverage ratio of 3.50x, with a step up for material permitted acquisitions;

•	A minimum interest coverage ratio of 2.75x, with a step up to 3.00x on June 30, 2023;
•	A revised interest rate grid updated to reflect a maximum alternate base rate margin of 1.75% and a maximum Eurodollar margin of 2.75%;
•	Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•	Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•	Ended the covenant adjustment period that was implemented pursuant to the Second Amendment and removed the related minimum liquidity requirement and anti-cash hoarding covenant.

As of September 30, 2020, our liquidity was $258.8 million including cash and cash equivalents and availability under the revolving credit facility.

For information related to debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Impact of COVID-19 on our business. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic has resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). The related restrictions have had, and we expect they will continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration. While certain jurisdictions have relaxed some of these related restrictions, any resurgences of the pandemic may lead to a reimplementation of such restrictions.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and have resulted in reduced consumer spending and an economic slowdown. As a result of overall uncertainty related to the automotive industry, in the second half of March 2020, our customers began to adjust, reduce or suspend their operating and marketing activities. This resulted and may continue to result in decreased subscription revenue and reduced demand for our services. Moreover, depending upon the progress of the pandemic and the government and societal responses thereto, our customers may implement further cost-savings measures, including additional reductions of their advertising spend.

In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, financial relief in the form of certain invoice credits of 50% in April, 30% in May and 30% in June 2020. With respect to managing our expenses, we implemented several initiatives, including both permanent and temporary measures, to adjust expenses with changes in revenue. Invoice credits ended at the end of June, and we have since returned to normalized pricing.

We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our dealer customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying consumers are shopping from home. These solutions include virtual showrooms, home delivery badging, online chat and our FUELTM product that allows dealers to target in-market buyers on streaming platforms.

The effects of the COVID-19 pandemic and related restrictions, particularly reduced consumer spending and the discounts that we provided our dealer customers in the second quarter of 2020, have negatively impacted our results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the pandemic and related restrictions. Therefore, our results for the nine months ended September 30, 2020, may not be indicative of the results for the year ending December 31, 2020.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Traffic (Visits)	158,791,000	144,378,000	10%	461,684,000	407,477,000	13%
Average Monthly Unique Visitors	25,349,000	23,080,000	10%	24,363,000	22,349,000	9%

Information regarding Dealer Customers and Direct Monthly Average Revenue Per Dealer is as follows:

	September 30, 2020	September 30, 2019	% Change	June 30, 2020	% Change
Dealer Customers	18,130	18,635	(3)%	18,033	1%
Direct Monthly Average Revenue Per Dealer	$2,183	$2,174	0%	$1,442	51%

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

We believe the growth in Traffic was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels and a shift from in-person to virtual automobile research and shopping, accelerated by the COVID-19 pandemic and related restrictions. For the three and nine months ended September 30, 2020, mobile traffic accounted for 74% and 75% of total Traffic, respectively. For the three and nine months ended September 30, 2019, mobile traffic accounted for 73% and 72% of total Traffic, respectively.

Although we experienced strong traffic in the first three quarters of 2020, the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending have impacted and may continue to impact our traffic in 2020 and beyond.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors and consumer traffic to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts towards the number of UVs. UVs do not include Dealer Inspire UVs. We measure UVs using Adobe Analytics.

The growth in UVs was driven by our product innovations and investments in and efficiencies gained in search engine optimization, brand awareness and paid channels and a shift from in-person to virtual automobile research and shopping, accelerated by the COVID-19 pandemic and related restrictions.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 1% from June 30, 2020. This increase was a result of growth in both marketplace and digital solutions dealer customers, improved retention rates in local marketplace and dealer solutions customers and improved sales of our local marketplace product.

Total Dealer Customers declined 3% from September 30, 2019. This decrease was primarily driven by lower new dealer customer sales and higher cancellations of marketplace customers in the second quarter of 2020, principally due to the COVID-19 pandemic and related restrictions. This decrease was partially offset by growth in digital solutions customers.

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

ARPD increased 51% from the ARPD of $1,442 for the three months ended June 30, 2020, primarily due to the impact of the invoice credits we provided to our marketplace customers during the second quarter of 2020 and in response to the COVID-19 pandemic and related restrictions.

ARPD was up slightly compared to September 30, 2019.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising. Changes in vehicle sales volumes in the United States and reduced dealer profitability also influence OEMs’ and dealerships’ willingness to increase spend with automotive marketplaces like Cars.com. Beginning in the later part of March 2020, with the onset of COVID-19, we observed decreased vehicle sales and dealer profitability. However, COVID-19 has also accelerated certain dealers’ adoption of digital solutions. In part by leveraging technology solutions, many dealers are achieving record profitability.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping from home. These solutions include virtual showrooms, home delivery badging, online chat and our FUELTM product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		Increase
(In thousands, except percentages)	2020	2019	(Decrease)	% Change
Revenue:
Direct	$123,955	$122,878	$1,077	1%
National advertising	17,753	20,161	(2,408)	(12)%
Other	2,684	3,642	(958)	(26)%
Retail	144,392	146,681	(2,289)	(2)%
Wholesale	—	5,409	(5,409)	(100)%
Total revenue	144,392	152,090	(7,698)	(5)%
Operating expenses:
Cost of revenue and operations	25,434	25,089	345	1%
Product and technology	15,455	14,923	532	4%
Marketing and sales	45,776	50,789	(5,013)	(10)%
General and administrative	13,289	13,414	(125)	(1)%
Affiliate revenue share	—	5,158	(5,158)	(100)%
Depreciation and amortization	25,375	28,970	(3,595)	(12)%
Goodwill and intangible asset impairment	—	461,463	(461,463)	(100)%
Total operating expenses	125,329	599,806	(474,477)	(79)%
Operating income (loss)	19,063	(447,716)	466,779	***%
Nonoperating expense:
Interest expense, net	(10,779)	(7,712)	(3,067)	40%
Other income, net	1,957	1,402	555	40%
Total nonoperating expense, net	(8,822)	(6,310)	(2,512)	40%
Income (loss) before income taxes	10,241	(454,026)	464,267	***%
Income tax expense (benefit)	22,502	(27,869)	50,371	***%
Net loss	$(12,261)	$(426,157)	$413,896	***%

*** Not meaningful

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to dealer customers. Direct revenue is our largest revenue stream, representing 85.8% and 80.8% of total revenue for the three months ended September 30, 2020 and 2019, respectively.

As of October 1, 2019, we have successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as

Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. During the three months ended September 30, 2020, the affiliate market conversions contributed an incremental $16.4 million to Direct revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

The overall increase was $1.1 million or 1% compared to the three months ended September 30, 2019, driven by the conversion of affiliate dealers and growth in digital solutions revenue offset in part by a decline in dealer customers.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive dealer customers. National advertising revenue represents 12.3% and 13.3% of total revenue for the three months ended September 30, 2020 and 2019, respectively. National advertising revenue declined 12%, primarily due to higher cancellations, principally due to the COVID-19 pandemic and related restrictions.

Wholesale Revenue. Wholesale revenue represented the fees we charged for marketplace and digital solutions sold to dealers by affiliates. The fees represented approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represented 3.6% of total revenue for the three months ended September 30, 2019. As of October 1, 2019, we successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenue and operations expense represents 17.6% and 16.5% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Cost of revenue and operations expense increased $0.3 million, primarily due to higher compensation costs and growth in dealer websites and related digital solutions, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial and data strategy teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, search engine optimization, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 10.7% and 9.8% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Product and technology expense increased primarily due to higher compensation costs, primarily related to share-based compensation, partially offset by our management of expenses due to the COVID-19 pandemic and related restrictions and the Technology Transformation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expenses represent 31.7% and 33.4% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Marketing and sales expense decreased due to a reduction of our marketing expense which was achieved by focusing on consumer acquisition and leveraging efficiencies gained, while carefully maintaining consumer engagement as evidenced by our strong organic traffic, and a shift from in-person to virtual automobile research and shopping.

General and administrative. General and administrative expense primarily consists of compensation costs for the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 9.2% and 8.8% of total revenue for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, General and administrative expense included the following costs (in thousands):

	Three Months Ended September 30,
	2020	2019
Severance, transformation and other exit costs	$289	$2,114
Costs associated with stockholder activist campaign	—	905
Transaction-related costs (1)	59	—
Total	$348	$3,019

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

Excluding these costs, general and administrative expense increased 24.5% for the three months ended September 30, 2020, compared to the prior year period. General and administrative expenses increased primarily due to higher compensation, primarily related to share-based compensation.

Affiliate revenue share. Affiliate revenue share expense represents payments made to affiliates pursuant to our affiliate agreements offset in part by amortization of the Unfavorable contracts liability related to converted markets. There was no affiliate revenue share expense in the current period due to the expiration of certain affiliate agreements. A summary of Affiliate revenue share expense is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Affiliate revenue share expense, gross	$—	$11,017
Less: Amortization of the Unfavorable contracts liability	—	(5,859)
Affiliate revenue share expense, as reported	$—	$5,158

For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense decreased primarily due to certain assets becoming fully depreciated and amortized, as compared to the prior year period.

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

Interest expense, net. Interest expense, net increased by $3.1 million compared to the prior year period due to an increase in our interest rate paid as a result of the Second Amendment and the loss of hedge accounting on the Swap (as defined below). For information related to the Swap, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net increased, primarily due to the unrealized gain on the mark-to-market adjustment related to the Swap. For information related to the Swap, see Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income (loss) before income tax, was 220% for the three months ended September 30, 2020 which varied from the statutory federal income tax rate of 21%, primarily due to the recording of an additional $30.9 million income tax expense related to the correction of an error related to the recording of the valuation allowance against the deferred tax assets in connection with the impairment charges recorded in the first quarter of 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Increase
(In thousands, except percentages)	2020	2019	(Decrease)	% Change
Revenue:
Direct	$332,558	$349,162	$(16,604)	(5)%
National advertising	53,167	59,752	(6,585)	(11)%
Other	8,770	11,215	(2,445)	(22)%
Retail	394,495	420,129	(25,634)	(6)%
Wholesale	—	34,366	(34,366)	(100)%
Total revenue	394,495	454,495	(60,000)	(13)%
Operating expenses:
Cost of revenue and operations	74,376	74,987	(611)	(1)%
Product and technology	42,359	48,125	(5,766)	(12)%
Marketing and sales	132,734	164,872	(32,138)	(19)%
General and administrative	43,866	59,265	(15,399)	(26)%
Affiliate revenue share	10,970	9,788	1,182	12%
Depreciation and amortization	87,529	86,761	768	1%
Goodwill and intangible asset impairment	905,885	461,463	444,422	96%
Total operating expenses	1,297,719	905,261	392,458	43%
Operating loss	(903,224)	(450,766)	(452,458)	100%
Nonoperating (expense) income:
Interest expense, net	(26,229)	(22,989)	(3,240)	14%
Other (expense) income, net	(6,987)	1,530	(8,517)	***%
Total nonoperating expense, net	(33,216)	(21,459)	(11,757)	55%
Loss before income taxes	(936,440)	(472,225)	(464,215)	98%
Income tax benefit	(112,101)	(31,011)	(81,090)	***%
Net loss	$(824,339)	$(441,214)	$(383,125)	87%

*** Not meaningful

Retail Revenue—Direct. Direct revenue is our largest revenue stream, representing 84.3% and 76.8% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

As of October 1, 2019, we have successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. During the nine months ended September 30, 2020, the affiliate market conversions contributed an incremental $44.5 million to Direct revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

The overall decrease was primarily due to the second quarter impact of the COVID-19 pandemic and related restrictions, during which we provided invoice credits to our dealer customers and experienced a decline in dealer customers. This was partially offset by an increase in revenue from the affiliate conversions and growth in digital solutions.

Retail Revenue—National Advertising. National advertising revenue represents 13.5% and 13.1% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. National advertising revenue declined 11%, primarily due to higher cancellations, principally due to the COVID-19 pandemic and related restrictions.

Wholesale Revenue. The fees represented approximately 60% of the retail value for the same online subscription products sold by our direct sales team. Wholesale revenue represented 7.6% of total revenue for the nine months ended September 30, 2019. As of October 1, 2019, we successfully converted all affiliates to our direct control, and no longer have Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Cost of revenue and operations. Cost of revenue and operations expense represents 18.9% and 16.5% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. Cost of revenue and operations expense decreased primarily due to lower third party costs, driven by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic and related restrictions, partially offset by an increase in compensation costs and growth in dealer websites and related digital solutions, which have an inherently higher cost of revenue.

Product and technology. Product and technology expense represents 10.7% and 10.6% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. Product and technology expense decreased primarily due to lower compensation costs and cost efficiencies as a result of the Technology Transformation and our management of expenses to adjust to changes in revenue primarily related to the second quarter discounts given to our dealers due to the COVID-19 pandemic and related restrictions.

Marketing and sales. Marketing and sales expenses represent 33.6% and 36.3% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. Marketing and sales expense decreased due to a reduction of our marketing expense which was achieved by focusing on customer acquisition and leveraging efficiencies gained, while carefully maintaining consumer engagement as evidenced by our strong organic traffic, and a shift from in-person to virtual automobile research and shopping, driven by the COVID-19 pandemic.

General and administrative. General and administrative expense represents 11.1% and 13.0% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, General and administrative expense included the following costs (in thousands):

	Nine Months Ended September 30,
	2020	2019
Severance, transformation and other exit costs	$6,457	$9,625
Costs associated with stockholder activist campaign	—	8,825
Transaction-related costs (1)	176	4,623
Total	$6,633	$23,073

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

Excluding these costs, general and administrative expense increased 2.9% for the nine months ended September 30, 2020, compared to the prior year period. General and administrative expenses increased primarily due to increased compensation costs, primarily related to share-based compensation.

Depreciation and amortization. Depreciation and amortization expense increased primarily due to depreciation and amortization on additional assets acquired, partially offset by certain assets being fully depreciated and amortized as compared to the prior year period.

Affiliate revenue share. Affiliate revenue share expense increased, primarily due to the full amortization of the Unfavorable contracts liability in 2019 which no longer provided a benefit in the current year period, partially offset by the expiration of certain affiliate agreements and the associated expense. A summary of Affiliate revenue share expense is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Affiliate revenue share expense, gross	$10,970	$27,315
Less: Amortization of the Unfavorable contracts liability	—	(17,527)
Affiliate revenue share expense, as reported	$10,970	$9,788

For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Goodwill and intangible asset impairment. As of March 31, 2020, we determined there was a triggering event, caused by the economic impacts of the COVID-19 pandemic and related restrictions. We performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, we recorded an impairment of $505.9 million and $400.0 million, respectively. For information related to the impairments, see Note 4 (Goodwill and Indefinite-lived Intangible Asset) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Interest expense, net. Interest expense, net increased by $3.2 million compared to the prior year period due to an increase in our interest rate paid as a result of the Second Amendment and the loss of hedge accounting on the Swap. For information related to the Swap, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net decreased, primarily due to an impairment of a $9.4 million of non-marketable investment, triggered by the COVID-19 pandemic and the related restrictions and was recorded in the three months ended March 31, 2020. This investment had been recorded within Investments and other assets on the Consolidated Balance Sheets.

Income tax benefit. The effective income tax rate was 12% for the nine months ended September 30, 2020, which varied from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the full valuation allowance recorded against the deferred tax assets during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our operations have generated positive operating cash flows in 2020 and 2019 which, along with the Term Loan and the Revolving Credit Facility described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic and related restrictions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

We are subject to certain financial and other covenants contained in the Credit Agreement, as amended, including by the Third Amendment. The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. In June 2020, we entered into an amendment (the “Second Amendment”) to the Credit Agreement, which included a covenant holiday with an exemption from the net leverage and interest coverage ratios through the end of 2020, and maximum net leverage of 6.50x effective March 31, 2021, with step downs thereafter. The Second Amendment also includes a minimum liquidity requirement of $75.0 million and adds an anti-cash hoarding covenant, which requires, during the covenant adjustment period, mandatory prepayments of the revolving credit loans with the amount of any unrestricted cash located in our deposit accounts in excess of $75.0 million.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. As of September 30, 2020, Cash and cash equivalents were $43.8 million.

Term Loan and Revolving Loan. As of September 30, 2020, the outstanding principal amount under the Term Loan was $362.8 million, with an interest rate in effect of 5.5%, including the impact of the Swap. The outstanding borrowings under the Revolving Loan were $235.0 million, with an interest rate in effect of 3.3%. During the nine months ended September 30, 2020, we made $25.3 million in mandatory Term Loan payments and $190.0 million in Revolving Loan payments. The debt repayments were primarily associated with the $165.0 million draw on our revolver during the first quarter of 2020 related to the uncertainty around the COVID-19 pandemic and related restrictions. As of September 30, 2020, $215.0 million was available to borrow under the Revolving Loan.

In October 2019, we entered into an amendment (the “First Amendment”) to our Credit Agreement to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The First Amendment increased our maximum total net leverage ratio from 3.75x to 4.50x with incremental step downs through the maturities of the Term Loan and the Revolving Loan on May 31, 2022. In June 2020, we entered into an amendment to our Credit Agreement (the “Second Amendment”) that includes a covenant holiday with an exemption from the net leverage and interest coverage ratios that addresses the impact of COVID-19 through the end of 2020, and maximum net leverage of 6.50x effective March 31, 2021, with step downs thereafter. During the covenant holiday period there is a minimum liquidity requirement of $75.0 million. As of September 30, 2020, our liquidity was $258.8 million including cash and cash equivalents and availability under the revolving credit facility.

Bond Offering and Credit Agreement Amendment. On October 30, 2020, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028 (the "Notes”). We used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under our revolving facility, repay $162.8 million of borrowings under our term loan and pay fees associated with the offering.

On October 30, 2020, we entered into an amendment (the “Third Amendment”) to the Credit Agreement, in which we refinanced with an aggregate principal amount of $430.0 million, comprised of a $230.0 million senior secured revolving credit facility and a $200.0 million senior secured term loan facility, with a revised maturity date of May 31, 2025. The Third Amendment also includes the following:

•	A maximum senior secured leverage ratio of 3.50x, with a step up for material permitted acquisitions;
•	A minimum interest coverage ratio of 2.75x, with a step up to 3.00x on June 30, 2023;
•	A revised interest rate grid updated to reflect a maximum alternate base rate margin of 1.75% and a maximum Eurodollar margin of 2.75%;
•	Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•	Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•	Ended the covenant adjustment period that was implemented pursuant to the Second Amendment and removed the related minimum liquidity requirement and anti-cash hoarding covenant.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing, we entered into an interest rate swap agreement (the “Swap”) effective December 31, 2018 through May 31, 2022. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300.0 million.

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the amendment, the unrealized loss included within Accumulated other comprehensive loss will be ratably reclassified into Net loss over the remaining life of the Term Loan. A portion of the unrealized loss shall be recorded to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Loss. Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other income (expense), net on the Consolidated Statements of Loss.

As of September 30, 2020, the fair value of the Swap was an unrealized loss of $14.2 million, of which $8.5 million and $5.7 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the nine months ended September 30, 2020 and September 30, 2019, $7.4 million and $1.2 million was recorded in Interest expense, net, of which $2.5 million and zero was reclassified from Accumulated other comprehensive loss, respectively. During the nine months ended September 30, 2020, $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Loss. Additionally, $2.5 million of income was included within Other income (expense), net on the Consolidated Statements of Loss related to the change in the fair value of the Swap from the date of the Second Amendment to September 30, 2020.

Share Repurchase Program. In March 2018, our Board of Directors authorized a stock repurchase program to acquire up to $200 million of our common stock over a two-year period. We were allowed to repurchase stock from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the stock repurchase program will be based on market conditions and other factors including price. The repurchase program did not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. In March 2020, the repurchase program expired and there were no share repurchases during the nine months ended September 30, 2020. The Company repurchased and subsequently retired 1.7 million shares for $40.0 million during the nine months ended September 30, 2019.

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$96,866	$80,550	$16,316
Investing activities	(12,603)	(16,008)	3,405
Financing activities	(54,043)	(70,232)	16,189
Net change in cash and cash equivalents	$30,220	$(5,690)	$35,910

Operating Activities. The increase in cash provided by operating activities was primarily related to the reduction of net loss, excluding the impact of non-cash items, partially offset by changes in operating assets and liabilities. In addition, the net loss for the nine months ended September 30, 2020 and 2019 was impacted by the following costs (in thousands):

	Nine Months Ended September 30,
	2020	2019
Severance, transformation and other exit costs	$6,457	$9,625
Costs associated with stockholder activist campaign	—	8,825
Transaction-related costs (1)	176	4,623
Total	$6,633	$23,073

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

Financing Activities. During the nine months ended September 30, 2020, cash used in financing activities is primarily related to $50.3 million of net debt repayments, inclusive of $215.3 million in debt repayments, partially offset by $165.0 million in proceeds related to our draw on our revolver during the first quarter of 2020. Additionally, there was $3.4 million of debt issuance costs. For information related to our Term and Revolving Loans, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 26, 2020 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. For information related to recent accounting pronouncements, see Note 2 (New Accounting Pronouncements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 26, 2020. Our exposures to market risk have not changed materially since December 31, 2019.

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

Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic and related restrictions, including any resurgences of the pandemic. For example, the pandemic and related restrictions have caused a widespread increase in unemployment and are expected to result in reduced consumer spending and an economic slowdown or recession. Substantially all of our revenue is generated from subscription services offered to automotive dealers and our national advertising offerings to OEMs and other advertisers in or endemic to the automotive industry and our business may be negatively affected during times of low automobile sales and high unemployment. To the extent that a weakened economy continues to impact our customers’ ability or willingness to pay for our services or our vendors’ ability to provide services to us, our operations, liquidity and financial condition could be negatively impacted.

Negative changes in the financial condition of dealers has resulted and may continue to result in decreased subscription revenue and reduced demand for our services. Moreover, the impact of the pandemic and related restrictions on dealers may materially reduce our number of dealer customers in the future. Additionally, OEMs have and may continue to reduce their advertising spend on our platforms due to the impact of the pandemic and related restrictions on the automotive industry. All of these factors could adversely impact our profitability and financial results.

In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, financial relief in the form of certain invoice credits during April, May and June 2020. Although the invoice credits have expired, these discounts and reduced consumer spending have negatively impacted our revenue and results of operations in the near term and, if not effective in mitigating the effects of the pandemic and related restrictions on our dealer customers, may adversely affect our business and results of operations more substantially in the long term.

With respect to managing our expenses, primarily in the second quarter of 2020, we implemented multiple initiatives to adjust our expenses in response to changes in revenue. These steps included: an employee furlough, reduction in force, salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases; a reduction of our marketing expense, while carefully maintaining consumer engagement as evidenced by our strong organic traffic; partnering with vendors to reduce cost; and significant reductions of non-essential spending. While we have restored certain expense reducing initiatives, including the return of some furloughed employees, we cannot accurately predict whether these measures will be sufficiently effective in mitigating the impact of the COVID-19 pandemic and related restrictions on our operations, liquidity and financial condition or whether these measures will affect the productivity of our workforce, reduce consumer traffic to our websites or otherwise affect our operations. We may be required to reimplement or implement additional expense-reduction measures or amend our debt instruments in the future if the pandemic and related restrictions persist over a longer period, which could further adversely impact our operations, liquidity and financial condition.

The extent to which the COVID-19 pandemic and responses to it impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic, actions that have been and continue to be taken in response to the pandemic, the availability and cost to access the capital markets, the effect on our dealer customers’ demand for and ability to pay for our services, the effect on consumer demand for our services, disruptions or restrictions on our employees’ ability to work and travel and impacts on employee health and responses to it. During the period of the pandemic and related restrictions, we may not be able to provide the same level of customer service and product features that our dealer customers and consumers are used to, which could negatively impact their perception of our service resulting in an increase in cancellations or reduction in traffic to our website.

We are subject to certain financial and other covenants contained in the Credit Agreement, as amended, and the indenture governing the Notes (as defined below). The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. We have taken steps to strengthen our financial position during this period of heightened uncertainty. In October 2020, we sold $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028 (“Notes”) and used the net proceeds, together with cash on hand, to repay $235.0 million of borrowings under our revolving facility, repay $162.8 million of borrowings under our term loan and pay fees associated with the offering of the Notes. Simultaneously, we amended our existing credit facility to, among other things, refinance the facility and provide for a $230.0 million undrawn revolving facility and a $200.0 million term loan, extend the maturity date of the facility until May 31, 2025, update and modify certain covenants, modify pricing and eliminate certain requirements previously in effect. We may further seek to amend the Credit Agreement to provide greater comfort that we will be able to remain in compliance with our obligations, but we may be unable to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the pandemic and our ability to compete in this environment. We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Due to the risks created by the COVID-19 pandemic and related restrictions, the conditions of the capital markets may be more volatile and uncertain. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. For information related to debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and related restrictions and may take further actions that alter our business operations, as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential lasting effects any such alterations or modifications may have on our business, including the effects on our OEM and dealer customers, suppliers or vendors, consumers or on our financial results. The impact of the pandemic and related restrictions may also heighten other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequent Quarterly Reports on 10-Q, which could adversely affect our business, financial condition, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
4.1**

Indenture, dated October 30, 2020, among Cars.com Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)

4.2**	Form of 6.375% Senior Note due 2028 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)
10.1**

Third Amendment to Credit Agreement, dated October 30, 2020, among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 30, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101 attachments)

*	Filed herewith.
**	Previously filed.
^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 9, 2020	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer