Form 10-K
period 2020-12-31
Cars.com Inc.
filed 2021-02-25
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $387,072,156 based on the closing sale price of common stock on such date of $5.76 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2021 was 67,414,666.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 9, 2021, are incorporated by reference into Part III of this Report.

ii

PART I

Note About Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the impact of the COVID-19 pandemic on our industry, our dealer customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including draws from our Revolving Credit Facility, expense management and other matters and involve known and unknown risks that are difficult to predict.  As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements.  These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. For a detailed discussion of many of these and other risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.  All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time for otherwise.  The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 1. Business. Cars.com Inc., a Delaware corporation, and its consolidated subsidiaries are referred to here as “CARS,” the “Company,” “our,” “us” or “we,” unless the context indicates otherwise. CARS conducts all of its operations through its wholly owned subsidiaries.

Overview. We are a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Our vision is to become the largest digital automotive marketplace and platform powering innovative solutions and frictionless omni-channel experiences supporting local buyers and sellers. Our vision is realized through three strategic priorities: continue to build industry-leading shopping experiences to drive our audience, bring market-leading solutions to our customers, and enable online transactions to support local and small businesses across the country.

Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers’ (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. We launched in 1998 with the flagship marketplace Cars.com and, on June 1, 2017, became a publicly traded company with our shares traded on The New York Stock Exchange (the “NYSE”). Our portfolio of brands now includes Cars.com™, Dealer Inspire®, DealerRater®, FUEL™, Auto.com™, PickupTrucks.com™ and NewCars.com®.

Our Business

Attracting ready-to-buy car shoppers to our marketplace is crucial to meeting the needs of our customers. Driven by the strength of the Cars.com brand name and our extensive trusted editorial content, we attract over 20 million unique visitors each month, the majority coming to us organically. Approximately 85% of consumers who visit Cars.com intend to purchase a vehicle within the next six months, and we believe Cars.com has some of our category’s strongest site engagement.

Our marketplace is core to our business, and we have built on this strength to increase our value to customers by also providing digital solutions. Through the acquisitions of DealerRater in 2016 and Dealer Inspire in 2018 and our recently launched FUEL product, we have materially expanded our solutions and media offerings to improve the sales, operational efficiency and profitability of our automotive customers.

For Customers. Our primary customers are local car dealers, OEMs and other national advertisers. For the year ended December 31, 2020, 85% of our revenue was generated from car dealerships, 13% related to OEMs and other national advertisers and 2% was generated from other customers.

•

Dealer Customers. As of December 31, 2020, we served 18,372 dealer customers across all 50 states, including franchise dealers and independent dealers, with both digital and brick-and-mortar stores. The vast majority of our dealer customers are car sellers advertising through our marketplace subscription products.

•	Manufacturers. As of December 31, 2020, we served nearly all of the major automakers selling vehicles in the United States.

For Shoppers. At the core of our business is a powerful marketplace that functions as a definitive resource for car buyers. We are known for our scale and depth with nearly four million used and new vehicle listings, nearly ten million consumer and expert editorial reviews, and a significant news and research section that helps shoppers along their purchase journey. Our user experience is focused on reducing friction, improving speed and delivering powerful results through several pricing, comparison, research and communication tools in order to empower buyers.

As a result of the imposition of government restrictions in response to the novel coronavirus disease 2019 (“COVID-19”) pandemic, we launched additional digital products in 2020 to meet the rise in demand for online car shopping and buying. Both buyers and sellers have accelerated their adoption of digital tools, products and solutions. With digital tools and virtual buying and selling as a defining feature of our offerings, we pivoted quickly to meet the market in March 2020 with the launch of new Home Delivery and Virtual Appointment badges, allowing shoppers to easily identify which dealerships offer these digital and contactless buying options. Since we launched these badges, nearly twenty million vehicles across nearly 11,000 dealers nationwide have been badged. In addition, we launched Virtual Test Drives to enable shoppers to remotely experience many of the features and functionality of a vehicle. These new product launches complement our Conversations chat tool and our Online Shopper digital retailing tool to allow shoppers to communicate directly with dealers and confidently make purchase decisions, creating a frictionless shopping and selling experience, even with COVID-19 related restrictions (as defined below) and social distancing.

For Sellers. We offer local dealers, OEMs, dealer groups and auto-adjacent companies a variety of digital products utilizing media, technology and data. We generate revenue primarily through the sale of our marketplace subscription products to local car dealer customers which provide dealers with access to our high-quality, in-market audience of car shoppers. We supplement our marketplace products with digital solutions offerings, which have become a key area of growth.

History. Cars.com was established in 1998 as part of a joint venture formed by a number of leading newspaper and broadcast companies that realized their historic classified advertising businesses were being eroded as advertising began to move to the Internet. In 2014, one of the joint ventures, Gannett Co., Inc. (“Gannett”) acquired the interests of the other joint venturers, and we became a wholly-owned subsidiary of Gannett. On May 31, 2017, Gannett, which had changed its name to TEGNA Inc. (“TEGNA”), effected a spin-off of Cars.com along with the DealerRater business that it had acquired in 2016 (the “Spin”), creating Cars.com Inc. and distributing 100% of our common stock to TEGNA’s shareholders. On June 1, 2017, our common stock began trading on the NYSE under the ticker symbol “CARS”. In February 2018, we acquired the stock of privately held Dealer Inspire Inc. which provides website and other technology solutions, and substantially all the assets of Launch Digital Marketing LLC, which provided the digital marketing services now offered by Dealer Inspire.

Industry Dynamics. CARS operates in the large and growing automotive advertising and technology solutions market. According to recent Automotive Outlook Reports from Borrell Associates, approximately 63% of the $33 billion U.S. auto advertising industry was projected to be spent on digital marketing in 2020. By 2023, advertising for the automotive industry is expected to grow to approximately $36 billion, with digital advertising expected to reach approximately 74% of the overall market spend over the same period. Furthermore, dealers spend four times more on digital solutions than marketing, according to Borrell Associates.

Automotive dealers operate in a competitive market. Prior to the COVID-19 pandemic, dealers were experiencing margin compression, decreased OEM support, and growing consumer expectations around service and support. As a result, dealers are investing more in technology solutions and their first-party platforms (their own websites). This trend has accelerated in the current

COVID-19 environment. Dealers are embracing technology solutions that help drive operational efficiency and allow them to support consumers through their preferred channels (online, offline, or both). In part by leveraging technology solutions, many dealers are achieving record profitability. As the first truly integrated marketplace and solutions provider in the market today, we believe we are well-positioned to support dealers with our comprehensive, multi-faceted sales-oriented suite of tools and solutions.

For shoppers, buying a car is one of life’s most significant and researched decisions. According to Mintel’s 2020 car purchasing study, approximately 69% of car shoppers believe buying a vehicle is stressful. Numerous product options with opaque, negotiable prices and gaps in the online-to-offline shopping experience add complexity to an already overwhelming decision-making process. Shoppers want a streamlined, simplified automotive retail experience. Marketplaces like Cars.com help car shoppers cut through the clutter and support shoppers with empowering tools from search to signature. Dealers and OEMs value our marketplace for the chance to connect with our unique, extensive and valuable in-market audience, and to improve their marketing efficiency with our suite of solutions and tools. According to the 2018 Car Buyer Journey study conducted by IHS Markit, nearly 80% of car shoppers utilize third-party sites such as Cars.com and spend more than 60% of their research time on these sites.

Products. Our core products for sellers include:

Marketplace products.

•

Marketplace subscription advertising. We sell marketplace subscription advertising to dealer customers through varying packages, which allow our dealer customers to showcase their available new and used vehicle inventory to our extensive audience of in-market car shoppers. We also offer our customers several add-on products, which include premium on-platform advertising products that can be uniquely tailored to an individual dealer customer. Our marketplace subscription service continues to be our largest product by revenue and number of subscribing dealers.

•

Social selling. In 2018, we pioneered the use of social media platforms to sell cars by launching multiple solutions for both dealers and OEMs to connect with in-market car shoppers on social media platforms, expanding their opportunity to sell more cars. We offer Cars Social, for both dealers and OEMs, which serves native advertisements displaying real-time inventory to consumers on Facebook and Instagram and leverages our valuable audience data to target in-market car shoppers.

Digital Solutions.

•

Website platform hosting. Through our Dealer Inspire brand, a seven-time Automotive Website Award Pinnacle Platform Winner, our advanced website platform is the core of our connected ecosystem of solutions that make automotive retail faster, easier and smarter from search to signature. Built on a customizable platform and designed with user behavior data, our websites are set apart by advanced technologies that drive modern consumers toward purchase decisions. Website hosting is a business with high retention rates and supports the reliability, stability and diversification of our revenue streams.

•

AI chat tool. Our Conversations product turns chats into customers by leveraging AI technology, live video chat capabilities and managed chat support to instantly respond to all incoming messages 24/7. Conversations is built to connect today’s car buyers with sellers — wherever, whenever and however they want to shop.

•

Digital retailing. Our Online Shopper solution enables e-commerce transactions for dealers. The “Garage” feature allows shoppers to save vehicles, customize and compare their payments side-by-side, add finance and insurance products and aftermarket accessories, and checkout for delivery or pick-up in just three easy steps.

•

Review and reputation management. Through our DealerRater brand, we are one of the leading dealer review platforms in the industry, with nearly seven million consumer reviews. Our reputation management solutions enable dealers to build, measure, monitor and manage their review programs to drive more leads that close faster. DealerRater reviews are syndicated across a variety of platforms (including Cars.com), reaching more than 40 million consumers, digitally, each month.

Advertising.

•

Display advertising. Our display advertising business helps dealers and manufacturers extend their reach and efficiently access our large audience of in-market car shoppers. The geographically targeted advertising served on our Cars.com site and mobile app enables retailers to increase brand awareness and promote inventory.

•

Digital advertising services. We also offer programs that manage dealer search engine optimization, as well as paid media spend beyond the Cars.com platform. Our data analytics and insights ensure dealers’ search investments are deployed in the most efficient manner possible.

•

In-market video. Launched in 2020, FUEL is a digital video solution that provides OEMs and dealers with the opportunity to reach Cars.com’s in-market car shopping audience of over 20 million monthly shoppers on their screen of choice via social media platforms and streaming apps. FUEL leverages Cars.com’s high-quality, in-market audience data to pinpoint serious ready-to-buy shoppers. This targeted approach drives high advertising efficiency for FUEL, which compares favorably to high-cost broadcast television solutions that dealers and OEMs have historically relied on.

Our strengths and competitive advantages. Our strategy is to drive growth and efficiency in the automotive industry by uniting media, solutions and data. We believe our business has many competitive advantages, including:

A powerful family of brands with industry-leading fundamentals at scale. Cars.com is synonymous with car shopping. Among our competitors, we rank No. 1 in brand awareness according to Millward Brown, a leader in brand strategy consulting. We are trusted as a reliable partner for car buyers and sellers. Among marketplaces, we are a first mover in extending our focus to automotive solutions. Additionally, Dealer Inspire is widely recognized as an industry innovator that has helped to shape the future of automotive retail for sellers. In 2019, Dealer Inspire earned 9.5 out of 10 in a customer satisfaction survey. DealerRater is one of the leading dealer review platforms in the industry. Our newly launched FUEL solution further differentiates us, as we leverage our powerful audience data to efficiently target shoppers on streaming apps and social media platforms through digital video. Together, we believe Cars.com, Dealer Inspire, DealerRater and FUEL are a strong force delivering the first truly integrated digital marketplace and solutions provider in the market today.

A high-quality audience, at scale, drives our leading marketplace. We have made strategic investments in technology and marketing to deliver what we believe is the industry’s most qualified audience of car shoppers.

As of December 31, 2020, our network had 600 million annual site visits and 24 million Average Monthly Unique Visitors. As the category URL with a trusted consumer brand, we generate the majority of our traffic organically. Over the past 20 years, we have made more than half a billion connections between car shoppers and sellers.

Further, approximately 85% of our audience is in-market to buy a car, compared to a fraction of the general population. The average time to purchase a car is less than 50 days, while approximately 49% of our audience plans to buy within 30 days. Thus, we offer unique reach for advertisers and attract OEMs and dealerships seeking digital platforms for impactful campaigns and transactions with consumers.

The quality of our in-market audience is validated by the increasingly strong retention rates we are experiencing across our base of dealer customers. As of December 31, 2020, our network of over 18,000 dealer customers maintained nearly 4 million average daily listings on our marketplace. Internal research suggests that approximately 70% of consumers want to execute some portion of the automotive purchase online. Since the COVID-19 pandemic began, consumers’ interest in completing price negotiations online reached 50% at the height of the pandemic while those interested in conducting financing and credit applications online rose to 41%. Our marketplace plays an integral role in digitally connecting consumers and dealers to help facilitate these online transactions.

A growing suite of digital solutions for the automotive industry. Our robust solutions portfolio is an important component of our strategy and a key differentiator from our competitors. Our solutions and technology help sellers expand their influence and engagement with consumers across the entire purchasing journey, increasing sales, creating operational efficiency and improving profitability. Examples of these solutions include:

•

Dealer Inspire. Dealer Inspire participates in the majority of OEM sponsored digital website programs in the United States. As of December 31, 2020, Dealer Inspire powered the digital storefront of dealers, hosting 4,400 websites. Our digital retailing and selling solutions, such as Conversations and Online Shopper, further enhance our value proposition to dealers. These fully integrated, value-add solutions allow consumers to explore pricing and financing options and enable consumers and dealers to engage directly via chat, video and text.

•

DealerRater. DealerRater’s platform for collecting and publishing ratings and reviews, including reviews of dealership salespeople, is an important point of connection, as many shoppers would like to connect with and select a salesperson to work with prior to stepping on the lot.  According to a 2020 J.D. Power New Autoshopper Study, approximately 64% of car shoppers use consumer reviews to help narrow down their choices.

•

FUEL. Our FUEL solution provides dealers and OEMs the opportunity to harness the power and efficiency of digital video - a market that is predicted to grow to $4.8 billion by 2023 - by leveraging our unique, first-party audience data. Dealers and OEMs today rely on broadcast television and general audiences for advertising. Our in-market video strategy allows dealers to become hyper-efficient with marketing spend and target only those shoppers who are looking to purchase a vehicle by serving them custom, interactive video content on video platforms such as YouTube, Hulu and Facebook.

Competition. We face competition to attract consumers and paying dealers to our marketplace and to attract advertisers to purchase our advertising products and services. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

•	Internet search engines and online automotive sites, such as Google, Facebook, Craigslist, AutoTrader.com, eBay Motors, CARFAX, Edmunds.com, KBB.com, CarGurus.com and TrueCar.com
•	Sites operated by automobile sellers (traditional and digital) and by OEMs
•	Providers of offline, membership-based car-buying services, such as the Costco Auto Program
•	Website platform and solution providers, such as Dealer.com, Sincro (formerly CDK Global) and DealerOn
•	Digital advertising providers

Competition for Consumers and Dealers. We compete for consumer visits with other online automotive marketplaces, free listing services, general search engines, and dealers’ websites. We compete for consumers primarily on the basis of the quality of the consumer experience. We believe we compete favorably on user experience due to the number of our vehicle listings, the unbiased transparency of the information we provide on cars, prices, and dealers, the intuitive nature of our user interface, sophisticated search tools and algorithms and our mobile user experience, among other factors.

We compete for dealers’ marketing spend with offline customer acquisition channels, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines, and other internet sites that attract consumers searching for vehicles. We compete primarily on the basis of the return on investment (“ROI”) to the customer that our marketplace provides. We believe we compete favorably due to our large in-market consumer audience, high consumer engagement, and the volume and quality of connections we provide to well‑informed consumers, which results in an attractive ROI for dealers.

Competition for Advertisers. We compete for a share of advertisers’ total marketing budgets against media sites, websites dedicated to helping consumers shop for cars, search engines and social media sites, among others. We also compete for a share of advertisers’ overall marketing budgets with traditional media, such as television, radio, magazines, newspapers, automotive guide publications, billboards, and other offline advertising channels. We compete for advertising spend based on the marketing ROI that our marketplace provides. We believe we compete favorably due to our large in-market consumer audience size, high consumer engagement, and the effectiveness and relevance of our advertising products.

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

In particular, the advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell automobiles, the dealers from which we derive a significant portion of our revenue do sell them. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which automobiles are advertised and sold generally are directly applicable to our business model.

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

In addition, we are subject to numerous federal, national, state, and local laws and regulations in the United States and internationally regarding privacy and the collection, processing, storage, sharing, disclosure, use, and protection of personal information and other data, such as the Gramm-Leach-Bliley Act or the California Consumer Privacy Act or the upcoming California Privacy Rights Act. While the scope of these laws and regulations is changing and remains subject to differing interpretations, we seek to comply with industry standards and all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties.

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

Human Capital. CARS is committed to the highest standards of integrity, inclusion and responsible business practices. We believe our unmatched desire to build a culture and business that cares about our employees, customers, industry and communities is a part of who we are – it’s in our DNA.

We believe our highly innovative and effective teams are one of the biggest differentiators and investments at CARS. We promote and foster an environment that encourages constant learning and curiosity, including offering all of our employees additional learning and development opportunities. More than 40% of our employees engage in some form of additional voluntary learning and development annually outside of our required trainings. We provide individual training and certifications, across thousands of topics and interests, to ensure our teams continue developing the needed skills to grow in their careers at CARS and deliver their very best every day. Leadership development programs are also available to provide in-depth training courses to help managers build successful teams focused on innovating in our business and the ever-changing automotive and technology industries. The courses develop skills of influence, time management, coaching, feedback, conflict management, empathy and overall leadership.

At CARS, we believe we offer competitive and equitable compensation and benefits that include:

•	A leading Employee Stock Purchase Plan, under which all team members – including part-time and temporary employees – are eligible to participate
•	Alternative work arrangements for eligible employees, such as, our Work from Home program, which we believe improves work-life balance, productivity and overall employee satisfaction
•	Benefits such as family benefits, fitness programs and subsidies, tuition reimbursements, phone discounts, and volunteer opportunities

We also closely monitor employee satisfaction and engagement, conducting semi-annual, anonymous company-wide surveys that are shared with our executive management team and Board of Directors. These surveys are an important way for us to identify areas where we can improve. The survey typically generates more than 80% participation rate, which allows us to gather valuable insight into employee satisfaction.

We believe that a diverse workforce is necessary. We undertake many initiatives to ensure that CARS is an inclusive place to work for people of all backgrounds, genders, nationalities, ethnicities, sexual orientations and beliefs. We incorporate diversity considerations into all aspects of our employment journey, from targeted recruitment to fostering diversity affinity groups through our Employee Resource Groups. We also offer frequent Unconscious Bias training to encourage and uncover opportunities to create a more inclusive and open workplace. At CARS we have solidified our commitment to diversity, equity and inclusion by monitoring and measuring five key metrics: diversity in talent acquisition; retention of diverse employees; pay equity; learning and development; and succession planning. Our diversity initiatives are managed directly by our executive management team, underscoring our commitment to this important principle across all levels of the organization. Beginning in 2021, each metric will influence a portion of each of our executive team members’ compensation.

We have a variety of active Employee Resource Groups at CARS, focused on serving as enterprise-wide champions for diversity, equity and inclusion – helping us to identify areas in which we can become even more inclusive. These groups also allow for the open sharing of ideas and cultural awareness among our teams while providing civic engagement within our communities, leadership development and improving overall cultural competence.

As of December 31, 2020, CARS had approximately 1,500 full-time employees. In total, 46.3% of the employees identify as female and 22.7% identify as having a racial and ethnic background other than white. The CARS executive management team consists of 10 members, and 30.0% identify as female, 40.0% identify as having a racial and ethnic background other than white and 30.0% self-

identify as LGBTQIA. In addition, our Board of Directors consists of 10 members, 20.0% who identify as female and 20.0% as having a racial and ethnic background other than white.

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

The COVID-19 pandemic and the numerous measures implemented by governmental authorities around the country to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (“related restrictions”) have resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and have caused significant volatility in U.S. and international debt and equity markets. While certain jurisdictions have relaxed or reversed some of these related restrictions, many have been subsequently reinstated, adding an additional layer of uncertainty.

Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic and related restrictions, including any additional resurgences of the pandemic. For example, the pandemic and related restrictions have caused a widespread increase in unemployment and have resulted in reduced consumer spending and an economic recession. Substantially all of our revenue is generated from subscription services offered to automotive dealers and our national advertising offerings to OEMs and other advertisers in or adjacent to the automotive industry and our business may be negatively affected during times of low automobile sales and high unemployment. To the extent that a weakened economy continues to impact our customers’ ability or willingness to pay for our services or our vendors’ ability to provide services to us, our operations, liquidity and financial condition could be negatively impacted.

Negative changes in the financial condition of dealers has resulted, and may continue to result in decreased subscription revenue and reduced demand for our services. Moreover, the impact of the pandemic and related restrictions on dealers may materially reduce our number of dealer customers in the future. Additionally, OEMs have reduced and may continue to reduce their advertising spend on our platforms due to the impact of the pandemic and related restrictions on the automotive industry. All of these factors could adversely impact our profitability and financial results.

With respect to managing our expenses, primarily in the second quarter of 2020, we implemented multiple initiatives to adjust our expenses in response to changes in revenue. These steps included: an employee furlough, reduction in force, temporary salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases, a reduction of our marketing expense, while carefully maintaining consumer engagement as evidenced by our strong organic traffic, partnering with vendors to reduce cost, and significant reductions of non-essential spending. While we have restored certain expense reducing initiatives, we cannot accurately predict how these measures will affect the productivity of our workforce, consumer traffic to our websites or other operations. We may be required to reimplement or implement additional expense-reduction measures or amend our debt instruments in the future if the pandemic and related restrictions continue to persist, which could further adversely impact our operations, liquidity and financial condition.

The extent to which the COVID-19 pandemic and responses to it impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic, any additional resurgence or COVID-19 variants, actions that have been and continue to be taken in response to the pandemic, the ability to effectively and widely manufacture and distribute vaccines and broad acceptance of the vaccine by the general population, the availability and cost to access the capital markets, the effect on our dealer customers’ demand for and ability to pay for our services, the effect on consumer demand for our services, disruptions or restrictions on our employees’ ability to work and travel and impacts on employee health and responses to it.

We are subject to certain financial and other covenants contained in the Credit Agreement, as amended, and the indenture governing the Notes (as defined below). The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. We have taken steps to strengthen our financial position during this period of heightened uncertainty. In October 2020, we sold $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028 (“Notes”) and used the net proceeds, together with cash on hand, to repay $235.0 million of borrowings under our Revolving Credit Facility, repay $162.8 million of borrowings under our Term Loan and pay fees associated with the offering of the Notes. Simultaneously, we amended our existing credit facility to, among other things, refinance the credit facility and provide for a $230.0 million undrawn Revolving Credit Facility and a $200.0 million Term Loan, extend the maturity date of the credit facility until May 31, 2025, update and modify certain covenants, modify pricing and eliminate certain requirements previously in effect. We may further seek to amend the Credit Agreement to provide greater comfort that we will be able to remain in compliance with our obligations, but we may be unable to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the pandemic and our ability to compete in this environment. We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Due to the risks created by the COVID-19 pandemic and related restrictions, the conditions of the capital markets may be more volatile and uncertain. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. For information related to debt, see Note 8 (Debt) to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and related restrictions and may take further actions that alter our business operations, as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential lasting effects any such alterations or modifications may have on our business, including the effects on our OEM and dealer customers, suppliers or vendors, consumers or on our financial results. However, we believe our marketplace, advertising and digital solutions were critical in helping our customers navigate the challenges of the pandemic and related restrictions through December 31, 2020. We believe our solutions will continue to be important tools to our customers in the future and, in particular, any potential future impacts of the pandemic and related restrictions. The impact of the pandemic and related restrictions may also heighten other risks discussed in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, liquidity and results of operations.

We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations or financial condition.

We face significant competition from companies that provide listings, information, lead generation, websites, marketing and car-buying services designed to reach consumers and enable dealers to reach these consumers. Our competitors offer various products and services that compete with us including:

•	Internet search engines and online automotive sites, such as Google, Facebook, Craigslist, AutoTrader.com, eBay Motors, CARFAX, Edmunds.com, KBB.com, CarGurus.com and TrueCar.com
•	Sites operated by automobile sellers (traditional and digital) and by OEMs
•	Providers of offline, membership-based car-buying services, such as the Costco Auto Program
•	Website platform and solution providers, such as Dealer.com, Sincro (formerly CDK Global) and DealerOn; and
•	Digital advertising providers.

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

Some of our larger competitors may be better able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. In addition, to the extent that any of our competitors have existing relationships with dealers or OEMs for marketing or data analytics solutions, those dealers and automobile manufacturers may be unwilling to partner or continue to partner with us.

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

We compete with other consumer automotive websites and mobile applications and other digital content providers for share of automotive-related digital display advertising spending and may be unable to maintain or grow our base of advertising customers or increase our revenue from existing advertisers.

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

We may face significant challenges in convincing our advertising customers, including national advertisers and OEMs, to expand their advertising on our sites and mobile applications in the face of growing competition, which could hurt our ability to grow our third-party advertising revenue. For example, there are a limited number of OEMs, most of which already advertise on our sites. To grow our advertising revenue from these OEMs, we may need to increase the portion of the OEMs’ digital advertising budgets that we currently receive. In addition, if we experience a significant decrease in advertising spending by OEMs or other national advertisers for any reason, our revenue will decrease and our business, results of operations or financial condition may be materially and adversely affected.

Our business depends on our strong brand recognition, and any failure to maintain, protect and enhance our brands could hurt our ability to retain or expand our base of consumers, dealers and advertisers, and our ability to increase the frequency with which consumers, dealers and advertisers use our services.

We believe that maintaining and increasing the strong recognition of the CARS brands is critical to our future success. Our brand drives traffic to our websites and applications. Our brand is known for attracting a large base of in-market car shoppers by offering credible and easy-to-understand information from consumers and experts and an unrivaled set of new and used vehicle listings for consumers to view. In addition, OEMs, dealers and other advertisers rely on our innovative digital marketing services to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers, customers and advertisers, or increase the frequency with which such constituents use or purchase our services. Expanding the business will depend, in part, on our ability to maintain the trust that consumers, customers and advertisers place in our services and the quality and integrity of the listings and other content found on the CARS sites and mobile applications. In addition, any negative publicity about us, including about our solutions, technologies, sales practices, personnel or customer service, could diminish confidence in and the use of our services. If we experience persistent negative publicity, or if consumers otherwise perceive that content on the CARS sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

We rely in part on Internet search engines and mobile application stores to drive traffic to the CARS sites and increase downloads of our mobile applications. If the CARS sites and mobile applications fail to appear prominently in these search results, traffic to the CARS sites and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.

We depend, in part, on Internet search engines such as Google to drive traffic to the CARS sites. For example, when a user searches for the make and model of a specific automobile or a generic phrase, such as “automobile prices,” using an Internet search engine, we rely on a high organic search ranking of the CARS sites in these search results to drive consumer traffic. However, our ability to maintain these high search result rankings is not fully within our control. For example, our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than us, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. In addition, Internet search engines could provide automobile dealer and pricing information directly in search results or choose to align with our competitors or develop competing services. The CARS sites have experienced both positive and negative fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

Additionally, we depend in part on mobile application download stores such as the Apple App Store and Google Play to direct consumers to download CARS’ mobile applications. When a mobile device user searches in a mobile application store for “car buying app” or a similar phrase, we rely on both a high search ranking and consumer brand awareness to drive consumers to select and download CARS’ mobile applications instead of those of our competitors. However, our ability to maintain high, non-paid search result rankings in mobile application stores is not fully within our control. Our competitors’ mobile application store search optimization efforts may result in their mobile applications receiving a higher result ranking than that of Cars.com, or mobile application download stores could revise their methodologies in a way that would adversely affect our search result rankings.

If Internet search engines or mobile application download stores modify their search algorithms in ways that negatively impact traffic to the CARS sites or CARS mobile apps, or if the search engine or mobile application store optimization efforts of our competitors are more successful than our own efforts, overall growth in our user base could slow or the user base could decline.

If we fail to maintain or increase our base of subscribing dealers that purchase our solutions or to increase our revenue from subscribing dealers, our business, results of operations or financial condition may be materially and adversely affected.

Our revenue model generally employs subscription fee packages with the opportunity for dealer customers to purchase product enhancements or short-term premium services. Our ability to increase revenue from currently subscribing dealers depends, in part, on the ability of our sales team to demonstrate the value and benefits of the additional features of our product enhancements and short-term premium services to our subscribing dealers and to persuade them to purchase the higher-priced enhancements and services. Subscribing dealers do not have long-term obligations to purchase or renew subscriptions or product enhancements and premium services. Consequently, if subscribing dealers do not renew their subscriptions or continue to purchase product enhancements and premium services, or if we experience significant attrition of subscribing dealers or are unable to attract new dealers in numbers greater than the number of subscribing dealers that we lose, our revenue will decrease and our business, results of operations or financial condition may be materially and adversely affected.

We may face difficulties in developing new solution offerings as a full-service solutions provider that help automotive brands and dealers create enduring customer relationships.

We continue to expand the nature and scope of our offerings to our customers and have expanded our service offerings to incorporate digital solutions that use social, mobile and web-based technologies. Our ability to effectively offer a wide breadth of business solutions depends on our ability to attract existing or new clients to our new service offerings. The market for solutions is highly competitive. We cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract clients to these service offerings. The inherent difficulty of developing or implementing new service offerings and significant competition in the markets for these services may affect our ability to market these services successfully.

Our growth strategy will also increase demands on our management, operational and financial information systems and other resources. To accommodate our growth, we will need to continue to implement operational and financial information systems and controls, and expand, train, manage and motivate our employees. Our personnel, information systems, procedures or controls may not adequately support our growth strategy or our operations in the future. Failure to retain strong management, implement operational and financial information systems and controls, or expand, train, manage or motivate our workforce, could lead to delays in developing and achieving expected operating results for these new offerings.

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

Our information technology systems are critically important to operating our business efficiently and effectively. Our brand, reputation and ability to attract consumers and advertisers depend on the reliability of our technology platforms and the ability to continuously deliver content. Interruptions in our information technology systems, whether due to system failures, computer viruses, physical or digital break-ins, capacity constraints, power outages, local or widespread Internet outages, telecommunication breakdowns or other uncontrollable events, could affect the security or availability of products on our sites or our mobile applications or prevent or inhibit the ability of consumers to access our marketplace, websites or other products. The failure of our information technology systems to perform as anticipated could disrupt our business and result in transaction errors, processing inefficiencies, decreased use of our sites or mobile applications and loss of traffic, customers and revenue. Moreover, we continually upgrade and enhance our technology. The failure to complete an upgrade or enhancement as planned, or an unexpected result of a technology upgrade, could affect the security or availability of our products and services and could lead to loss of traffic, customers and revenue.

As we complete our Technology Transformation, as defined in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations our business may be negatively impacted in areas such as SEO traffic, user engagement and experience, such as outdated URLs and site performance.

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenue may decrease.

The Internet and electronic commerce are characterized by rapid technological change, changes in user and customer requirements and expectations, frequent new service and product introductions embodying new technologies, including mobile applications, and the emergence of new industry standards and practices that could render our existing sites, mobile applications and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations or financial condition may be materially and adversely affected.

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

•

Availability: We rely on technology systems’ availability to deliver services to consumers, dealers, OEMs, employees and partners. If we experience a disruption that results in performance or availability degradation, up to and including the complete shutdown of our sites or mobile applications, revenue could be impacted and consumers, dealers or advertisers may lose trust and confidence in us, decrease their use of our solutions or stop using our solutions entirely.

•

Data Protection (Consumers/Dealers/OEMs): We collect, process, store, share, disclose and use limited personal information and other data provided by consumers, dealers and OEMs, and sometimes that data includes names, addresses and certain location information used in geo-fencing. Failure to protect customer data or to provide customers with appropriate notice of our privacy practices, could subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation or other consumer privacy-related requirements.

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

Although we believe that our resiliency planning and security controls are appropriate to our exposures to system outages, service interruptions, security incidents and breaches, there is no guarantee that these plans and controls will prevent all such incidents. Techniques used to disable or degrade service or gain unauthorized access to systems or data change frequently and may not be recognized until damage is detected. We maintain cyber risk insurance but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach.

Market acceptance of and influence over certain of our products and services is concentrated with a limited number of automobile OEMs and dealership associations, and we may not be able to maintain or grow these relationships.

Although the automotive retail industry is fragmented, a relatively small number of OEMs, dealership associations, and their program administrators exert significant influence over the market acceptance of certain automotive products and services due to their concentrated purchasing activity, their endorsement or recommendation of specific products and services, their provision co-operative advertising money to dealers, and/or their ability to define technical standards and certifications or marketing guidelines. For example, many of our website solutions are provided pursuant to OEM-designated endorsements or preferred vendor programs. While automotive dealers are generally free to purchase the solutions of their choosing, if an OEM has endorsed or certified a provider of products or services to its associated franchised dealers and if our solutions lack such certification or endorsement, adoption or retention of our products and services could be materially impaired.

We rely on third-party service providers for many aspects of our business, including inventory information and sales of our product through social media and interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Our business relies on the collection, use and analysis of third-party data, including large amounts of inventory, vehicle and consumer information, and integrations with third-party systems, such as inventory management systems, customer relationship management systems and dealer management systems, for the benefit of our car buying consumers, dealer customers and advertisers. We use information about automobiles, inventory, ownership history and pricing from third parties, including OEMs, dealers and others, in various aspects of our business. We also partner with social media platforms, such as Facebook and Instagram, to leverage our valuable audience data to serve native advertisements and display real-time inventory for both dealers and OEMs to in-market car shoppers. If the third parties on which we depend are unable or unwilling to provide data or services, restrict our use of data,  experience difficulty meeting our requirements or standards, or revoke or fail to renew our licenses or partnerships, we could have difficulty operating key aspects of our business. In addition, if these third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption or increase their fees, or if our relationship with these providers were to deteriorate, we could suffer increased costs and delays in our ability to provide our products to consumers and dealer customers until an equivalent provider could be found or until we develop replacement technology or operations.

We rely on in-house content creation and development to drive organic traffic to the CARS sites and mobile applications.

We rely on our in-house editorial content team to continually develop content of use and interest to consumers in order to drive organic traffic to the CARS sites and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to facilitate our creation of independent and unbiased coverage of the automotive landscape. Our internally developed content focuses primarily on consumer purchasing and ownership advice and analysis of consumer automotive purchasing and ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which would lead to less distinctive content on our sites and increased operating costs including increased traffic acquisition costs. Additionally, if we are unable to continue providing the same level of high-quality, unique consumer content, organic traffic across the CARS sites and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the CARS sites and mobile applications, and recognizing less value for their digital advertising spend. As a result, dealers may not continue to list their vehicles on the CARS sites and mobile applications. Similarly, decreased organic traffic due to a failure to continue developing unique content in-house may cause national advertisers such as OEMs to shift their digital advertising spend to sites with higher traffic. Further, decreased traffic from in-house content could result in increased spend in paid channels, which would result in higher sales and marketing expense. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

Our ability to attract and retain dealer customers depends on our ability to collect and use data and develop tools to enable us to effectively deliver and accurately measure advertisements on our platform.

Most dealer customers rely on tools that measure the effectiveness of their ad campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince dealer customers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign on our platform is critical to our ability to attract new dealer customers and retain, and increase spend from our existing dealer customers.

We are continually developing and improving these tools and such efforts have required and are likely to continue to require significant time and resources and additional investment, and in some cases we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our dealer customers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes that include requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information which allows us to attribute user actions on dealer customers’ websites to the effectiveness of advertising campaigns that are run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple announced certain changes, including introducing an AppTrackingTransparency framework that will limit the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track user actions off our platform and connect their interactions with on-platform advertising.

In addition, third parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality that limit the use of cookies, or that limit our ability to communicate with or understand the identity of our consumers.

These restrictions make it more difficult for us to provide the most relevant ads to our consumers, measure the effectiveness of and re-target and optimize advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect and share data which our dealer customers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduce our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain dealer customers. Dealer customers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.

We rely heavily on our ability to collect and share data and metrics for our dealer customers to help new and existing dealer customers understand the performance of advertising campaigns. If dealer customers do not perceive our metrics to be accurate representations of our user base and user engagement or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, revenue and financial results.

We rely on third-party services to track and calculate certain of our key metrics, including unique visitors and traffic and any errors or interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Certain of our key metrics — the number of our unique visitors and our traffic — are measured with third-party tools. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, measurement methodologies exhibit a level of accuracy risk because of a variety of factors. For example, we have discovered in the past, and expect to discover in the future, that portions of our traffic, have been attributable to non-human traffic. Because this non-human traffic generally exhibits detectable anomalous patterns, our reported traffic metrics for impacted periods reflects an adjustment to remove non-human traffic. We expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by invalid traffic.

There are also inherent challenges in measuring usage across our large user base. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low quality traffic, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, our traffic and unique visitor metrics may not accurately reflect the number of people actually using our platform.

Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We continually seek to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data.

Additionally, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. If our audience, customers and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, health or similar issues, such as pandemic or epidemic, and increased unemployment. In addition, the use of ride sharing and the development of autonomous vehicles could erode the demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents. Though our current customer bases, revenue sources and operations are substantially limited to the United States, our business may be negatively affected by challenges to the global automotive ecosystem and other macroeconomic issues.

If growth in the digital automotive advertising market or automotive digital solutions market stagnates or declines, our business, results of operations or financial condition could be materially and adversely affected.

We believe that future growth in the digital automotive advertising market will be driven, in part, by dealers and brand advertisers increasingly shifting their advertising spending away from traditional media such as newspapers, radio and television, and toward digital advertising. To the extent that overall automotive adjacent advertising does not continue to shift online or to mobile applications, our business, results of operations or financial condition could be materially and adversely affected.

Dealer closures or consolidation among dealers or OEMs could reduce demand for, and the pricing of, our marketing and solutions offerings, thereby leading to decreased earnings.

When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity than before, leading to volume compression and loss of revenue across the automotive marketplace sector. In the past, dealers have been more likely to close or consolidate when general economic conditions and/or conditions in the automotive industry are poor. Despite our market position, consolidation or closures of automobile dealers could reduce the aggregate demand for our services in the future and limit the amounts we earn from our solutions. In addition, advertising purchased by OEMs accounts for a meaningful portion of our revenue. There are a limited number of OEMs, and financial difficulties or consolidation among OEMs could similarly lead to volume compression and loss of revenue.

Uncertainty exists in the application and interpretation of various laws and regulations related to our business, including privacy laws such as the California Consumer Privacy Act and the upcoming California Privacy Rights Act. New privacy concerns or laws or regulations applicable to our business, or the expansion or interpretation of existing laws and regulations that apply to our business, could reduce the effectiveness of our offerings or subject us to use restrictions, licensing requirements, claims, judgments and remedies including sales and use taxes, other monetary liabilities and limitations on our business practices, and could increase administrative costs.

We operate in a regulatory climate in which there is uncertainty as to the applicability of various laws and regulations related to our business. Our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, including changes to the corporate tax rate or actions or rulings by judicial or regulatory authorities. Our operations may be subject to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant initial and annual expense. Similarly, state tax authorities could take aggressive positions as to whether certain of our products are subject to sales and use taxes, leading to increased tax exposure. These additional expenditures may materially and adversely affect our future results of operations, whether directly through increasing future overhead or indirectly by forcing us to pass on these additional costs to our customers, making our solutions less competitive. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on Internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations or financial condition. The adoption of additional laws or regulations may decrease the efficacy of our offerings, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

We may be considered to “operate” or “do business” in states where our customers conduct their businesses, resulting in possible regulatory action. If any state licensing laws were determined to be applicable to us and if we are required to be licensed and are unable to do so, or are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states. If any state’s regulatory requirements impose state-specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine such program’s attractiveness to consumers, customers or advertisers. Alternatively, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state.

All states comprehensively regulate vehicle sales and lease transactions and include, strict licensure requirements for dealers (and, in some states, brokers) and vehicle advertising. We believe that most of these laws and regulations specifically apply only to traditional vehicle purchase and lease transactions, not Internet-based lead referral programs like ours. If we determine that the licensing or other regulatory requirements in a given state are applicable to us or to a particular marketing services program, we may elect to obtain the required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not introduce particular marketing services programs in that state. As we introduce new services, we may need to incur additional costs associated with additional licensing regulations and regulatory requirements.

If we do not adapt to automated buying strategies quickly, our display advertising revenue could be adversely affected.

The majority of the display advertising purchased by our national, regional and related advertisers (e.g., insurance advertisers, finance advertisers) is still done manually via insertion orders. Recently however, advertisers of all kinds have been shifting from buying media directly with premium publishers like us to buying their target audiences via the ad exchanges across the broader Internet. While we have grown our programmatic revenue and are developing new, programmatic ad products and are redesigning our ad delivery technology stack, we may not adapt fast enough and may lose display advertising revenue as a result. Due to the concentrated number of national advertisers, our National advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes, and financial results of our clients. These changes may occur independent of the products and value we are providing to those advertisers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and cookies collected to serve ads.

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

Our success depends, in part, upon the continuing contributions of key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled personnel, such as individuals with technical skills in a rapidly changing technological environment. Additionally, as the workforce landscape changes due to the COVID-19 pandemic, we must compete to attract and retain employees. The loss of the services of any of our key employees or the failure to attract or replace qualified personnel may have a material and adverse effect on our business.

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our business, results of operations or financial condition.

Litigation regarding intellectual property rights is common in the Internet and technology industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Our ability to compete depends upon our proprietary systems and technology. While we rely on intellectual property laws, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and may be expensive. We can provide no assurance that the steps we take will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, such litigation, even if successful, could result in substantial costs and diversion of resources and management attention. We also cannot provide any assurance that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management attention. If unsuccessful, we may be subject to preliminary and permanent injunctive relief and monetary damages, which may be trebled in the case of willful infringements.

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

We face potential liability and expense for legal claims relating to the information that we publish on our sites and mobile applications, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. We may be subject to claims based on the advertising of our business. Although we have not historically been the subject of any such claims that were material, any such claims that we face in the future could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our sites or mobile applications, our platforms may become less useful to consumers and our traffic may decline.

The value of our existing intangible assets may become impaired depending upon future operating results.

Our intangible assets were approximately $835.2 million as of December 31, 2020, representing approximately 78% of our total assets. We evaluate our intangible assets to determine whether all or a portion of their carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

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

Our revenue trends are a reflection of our dealer base throughout the year as new customers purchase subscription advertising packages and existing customers purchase or cancel product enhancements. Our display advertising business, targeted to OEMs, experiences some seasonality as a result of consumers’ car buying patterns and the introduction of new vehicle models. Our revenue and operating results have historically been lowest in the first quarter of the calendar year, and we expect this trend to continue. In addition to these seasonal effects, our revenue and operations may be affected by macroeconomic conditions in the automotive sector.

Risks Relating to our Common Stock

We do not expect to pay any cash dividends for the foreseeable future.

We intend to retain future earnings to finance and grow our business. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future.

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

In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and other relative, participating, optional and special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Certain provisions of our Amended and Restated Certificate of Incorporation, By-laws, and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.

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

Our Amended and Restated Certificate of Incorporation provides that, unless our Board of Directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; any action asserting a claim against us or any of our current or former directors or officers arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our Amended and Restated Certificate of Incorporation or Bylaws; any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as such term is defined in the DGCL. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our current or former directors or officers, which may discourage such lawsuits against us and our current or former directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our common stock.

Stockholders may from time to time attempt to affect changes, engage in proxy solicitations or advance stockholder proposals. Activist stockholders may make strategic proposals related to our business, strategy, management or operations or may request changes to the composition of our Board of Directors. We cannot predict, and no assurances can be given as to, the outcome or timing of any such matters. In the event of a proxy contest, our business could be adversely affected. Responding to a proxy contest can be costly, time-consuming and disruptive, and can divert the attention of our management and employees from the operation of our business and execution of our strategic plan. Additionally, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan and create additional value for our stockholders. Further, perceived uncertainties as to our future direction, including uncertainties related to the composition of our Board of Directors, may lead to the perception of instability or a change in the direction of our business, which may be exploited by our competitors, cause concern to current or potential customers, result in the loss of potential business opportunities, make it more difficult to attract and retain qualified personnel and/or affect our relationships with vendors, customers and other third parties. Moreover, a proxy contest could cause significant fluctuations in the price of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Relating to our Debt Agreements

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our debt agreements contain various covenants that limit our flexibility in operating our businesses, including restrictions on certain types of transactions and a requirement that a portion of our cash flow from operations be used to service this debt, which reduces cash flow available for other corporate purposes, including capital expenditures and acquisitions. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things:

•	permit liens on current or future assets,
•	enter into certain corporate transactions,
•	incur additional indebtedness,
•	make certain payments or distributions,
•	dispose of certain property,
•	prepay or amend the terms of other indebtedness, and
•	enter into transactions with affiliates.

Increases in interest rates could increase interest payable under our variable rate indebtedness.

Approximately 33.1% of our outstanding indebtedness as of December 31, 2020 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. Although we have entered into interest rate swap agreements on our Term Loan to reduce interest rate volatility for a portion of the extended term, we cannot assure you we will be able to enter into interest rate swap agreements in the future on acceptable terms or that such swaps or the swaps we have in place now will be effective. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Uncertainty relating to the LIBOR calculation process, potential phasing out of LIBOR and any transition to SOFR may adversely affect the market value of our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

Beginning in 2017, U.K.-based regulatory authorities with overview over LIBOR and its administration announced a phase-out of the publication of LIBOR rates that will be completed in 2023.  As a response to the phase-out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar-LIBOR in derivatives and other financial contracts. In 2020, we amended our bank credit facilities to hard-wire a customary mechanism that allows the administrative agent to replace LIBOR as the benchmark rate with SOFR under certain circumstances, including in connection with a phase-out of LIBOR.  SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions and is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, including as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events, and since its publication began in 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.  Accordingly, we cannot predict whether changes related to the phase-out of LIBOR, including insufficient liquidity in the SOFR markets, alternative reference rates or other reforms, as they occur, will not have an adverse effect on the amount of interest paid on, or the market value of, our current or future debt obligations and interest rate swaps, including our long-term debt instruments and our bank credit facilities.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. We maintain administrative offices and other facilities to support our operations. We have leases for our principal executive office in Chicago, Illinois and other offices located in Naperville, Illinois and Appleton, Wisconsin. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3. Legal Proceedings. From time to time, we may be party to various claims and legal actions arising in the ordinary course of our business. We do not believe that we have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. We hereby incorporate by reference Note 11 (Commitments and Contingencies) to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol “CARS.” Based on reports by our transfer agent for our common stock, as of February 18, 2021, there were 4,914 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock during the period from May 18, 2017 to December 31, 2020. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) MidCap 400 Index and Research Data Group’s (“RDG”) Internet Composite Index. The comparison assumes $100 was invested on May 18, 2017 in CARS common stock and each index.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
05/18/17
12/31/17
12/31/18
12/31/19
12/31/20
Cars.com Inc.
S&P MidCap 400 Index
RDG Internet Composite

Purchases of Equity Securities by Issuer. None.

Dividends. We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made by the Board of Directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board of Directors may deem relevant. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Recent Sales of Unregistered Securities. None.

Use of Proceeds from Registered Securities. None.

Item 6. Selected Financial Data. We derived certain Statement of (Loss) Income Data and Balance Sheet Data from the Consolidated Statements of (Loss) Income data for the years ended December 31, 2020, 2019 and 2018 and the Consolidated Balance Sheet data as of December 31, 2020 and 2019 from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. We derived certain Statement of (Loss) Income Data and Balance Sheet Data from the Consolidated and Combined Statement of (Loss) Income data for the years ended December 31, 2017 and 2016 and the Consolidated or Consolidated and Combined Balance Sheet data as of December 31, 2018, 2017 and 2016 from our audited Consolidated or Consolidated and Combined Financial Statements, which are not included in this Annual Report on Form 10-K. The selected financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For and As of the Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of (Loss) Income Data
Total revenue	$547,503	$606,682	$662,127	$626,262	$633,106
Operating (loss) income (1) (2) (3) (4)	(887,327)	(446,060)	83,924	134,256	176,650
Net (loss) income (5)	(817,120)	(445,324)	38,809	224,443	176,370
(Loss) Earnings per Common Share and Other Data
(Loss) earnings per share, basic (6)	$(12.15)	$(6.65)	$0.55	$3.13	$2.46
(Loss) earnings per share, diluted (6)	(12.15)	(6.65)	0.55	3.13	2.46
Weighted average number of common shares outstanding, basic	67,241	66,995	70,318	71,661	71,588
Weighted average number of common shares outstanding, diluted	67,241	66,995	70,547	71,727	71,588
Dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$67,719	$13,549	$25,463	$20,563	$8,896
Total assets	1,075,712	2,027,991	2,600,549	2,511,039	2,547,266
Total debt (7)	583,899	642,668	692,159	578,352	—

(1)

The operating loss for the year ended December 31, 2020 is primarily attributed to the $905.9 million goodwill and intangible asset impairment, as well as the impact of the COVID-19 pandemic and related restrictions.

(2)	The operating loss for the year ended December 31, 2019 is primarily attributed to the $461.5 million goodwill and indefinite-lived intangible asset impairment.

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

(4)	The year ended December 31, 2017 includes the impact of incremental costs of being a public company and $3.6 million related to the move to our new corporate headquarters location.
(5)

The year ended December 31, 2017 includes the tax benefit from the write-off of the permanent outside basis difference and the reduction in the corporate federal income tax rate under the Tax Cuts and Jobs Act. The year ended December 31, 2016 only includes DealerRater tax expense for the post-acquisition period.

(6)

As of the separation date of May 31, 2017, the total shares outstanding was 71.6 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the periods prior to the separation.

(7)	Balance is net of debt-issuance costs related to the Term Loan and Bond Offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Note About Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

References in this discussion and analysis to “CARS”, “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview. We are a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. Our portfolio of brands now includes Cars.com, Dealer Inspire, DealerRater, FUEL, Auto.com, PickupTrucks.com and NewCars.com.

Overview of Results.

	Year Ended December 31,
(In thousands, except percentages)	2020	2019	2018
Revenue	$547,503	$606,682	$662,127
Net (loss) income (1) (2) (3)	(817,120)	(445,324)	38,809
Retail revenue as % of total revenue	100%	94%	87%
Wholesale revenue as % of total revenue	0%	6%	13%

(1)

The net loss for the year ended December 31, 2020 is primarily attributed to the $905.9 million goodwill and intangible asset impairment, as well as the impact of the COVID-19 pandemic and related restrictions.

(2)	The net loss for the year ended December 31, 2019 is primarily attributed to the $461.5 million goodwill and indefinite-lived intangible asset impairment.

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

2020 and Recent Highlights.

Traffic. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in material revenue to our business, we believe our ability to reach in-market car shoppers is attractive to our dealers and national advertisers. We have been diligently focused on growing our audience, the fundamental deliverable of any marketplace business.

Driven by our brand strength, organic search rankings growth, paid media efficiencies, and a shift from in-person to virtual automobile research and shopping, Average Monthly Unique Visitors grew 5% and total traffic grew 8% in 2020 compared to the prior year. Organic traffic was 73% of total traffic and grew 10% year-over-year. This is a testament to the consistent, high-quality audience that we deliver to our dealer customers.

Although we experienced strong traffic in 2020, given the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions, competitive spending, and reduced consumer spending, the impact of these external factors on our traffic is uncertain in 2021.

Dealer Customers. In the fourth quarter of 2020, Dealer Customers increased by 242, or 1%, to 18,372 as of December 31, 2020, as compared with 18,130 as of September 30, 2020. This increase was a result of new sales of marketplace and digital solutions customers supported by continued strong retention rates.

Given the unknown duration and economic uncertainty related to the COVID-19 pandemic and related restrictions and reduced consumer spending, we are uncertain as to how this may impact our Dealer Customers for 2021 and beyond.

FUEL. Launched in 2020, FUEL is a digital video solution that provides dealers and OEMs with the opportunity to reach our in-market car shopping audience of over 20 million monthly shoppers on their screen of choice via social media platforms and streaming apps. FUEL leverages our high-quality, in-market audience data to pinpoint serious ready-to-buy shoppers. We believe this targeted approach drives high advertising efficiency for FUEL customers, which compares favorably to expensive or high-cost broadcast television. We began generating FUEL revenue in the first quarter of 2020.

Digital solutions OEM agreement. In 2019, we were selected as one of four preferred website providers to General Motors (“GM”). This allowed us to begin selling our website solutions to more than 4,100 GM dealers. This program is semi-exclusive and provides GM dealers a choice in provider for the first time in 15 years. We launched approximately half of the 800+ GM websites secured as part of this endorsement during 2020. This agreement provides us with the opportunity to substantially increase our current website customer base, which was approximately 4,400 as of December 31, 2020.

Technology Transformation. In February 2019, we announced a restructuring of the product and technology teams, which primarily focused on shifting our technology spend towards innovation to improve our speed of product delivery, to enable integration across current and future systems, and to migrate our systems to the cloud (the “Technology Transformation”). In connection with the Technology Transformation, we aligned our product and technology teams with our long-term growth strategy to expand beyond listings to a digital solutions marketplace. As part of this process, we streamlined the existing teams as we modernize our technology platform and invest in a more efficient cloud-based infrastructure focused on machine learning, product innovation and growth. Although the impact of the COVID-19 pandemic and related restrictions has elongated our timeline for the completion of the Technology Transformation, we have achieved cost efficiencies and expect to achieve further efficiencies upon completion in 2021.

Bond Offering and Credit Agreement Amendment. In October 2020, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. We used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under our Revolving Credit Facility, repay $162.8 million of borrowings under our Term Loan and pay fees associated with the offering and refinancing.

In October 2020, we entered into an amendment (the “Third Amendment”) to the Credit Agreement, in which we refinanced an aggregate principal amount of $430.0 million, comprised of $230.0 million of a Revolving Credit Facility and $200.0 million of a Term Loan, with a revised maturity date of May 31, 2025. The Third Amendment also includes the following:

•	A maximum senior secured leverage ratio of 3.50x, with a temporary step up for material permitted acquisitions;
•	A minimum interest coverage ratio of 2.75x, with a step up to 3.00x on June 30, 2023;
•	A revised interest rate grid updated to reflect a maximum alternate base rate margin of 1.75% and a maximum Eurodollar margin of 2.75%;
•	Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•	Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•

Ended the covenant adjustment period that was implemented pursuant to the amendment entered into in June 2020 (the “Second Amendment”) and removed the related minimum liquidity requirement and anti-cash hoarding covenant.

As of December 31, 2020, our liquidity was $297.7 million including cash and cash equivalents and availability under the Revolving Credit Facility.

Impact of COVID-19 on our business. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). While certain jurisdictions have relaxed or reversed some of these related restrictions, many have been subsequently reinstated.

The pandemic has adversely affected our business, financial condition, liquidity and operating results for the year ended December 31, 2020. The COVID-19 pandemic and related restrictions caused a widespread increase in unemployment and resulted in reduced consumer spending and an economic recession. In the second quarter of 2020, we took numerous significant actions to mitigate the expected impact to our business as a result of the COVID-19 pandemic and related restrictions. These actions included providing, among other measures, financial relief in the form of certain invoice credits of 50% in April, 30% in May and 30% in June 2020 to our dealer customers. With respect to managing our expenses, we implemented several initiatives, including both permanent and temporary measures, to adjust expenses with changes in revenue. Invoice credits ended at the end of June, and we have since returned to normalized pricing.

We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our dealer customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying consumers are shopping from home and consider their car an extension of their home. These solutions include virtual showrooms, home delivery badging, online chat and our FUEL product that allows dealers to target in-market buyers on streaming platforms.

The future effects of the COVID-19 pandemic and related restrictions still remain relatively unknown and depend on factors outside of our control. However, we believe our marketplace, advertising and digital solutions were critical in helping our customers navigate the challenges of the pandemic and related restrictions through December 31, 2020, and we believe our solutions will continue to be important tools to our customers in the future and, in particular, any potential future impacts of the pandemic and related restrictions.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic, Average Monthly Unique Visitors and Direct Monthly Average Revenue Per Dealer is as follows:

	Year Ended December 31,
	2020	2019	% Change
Traffic	599,807,000	553,660,000	8%
Average Monthly Unique Visitors	23,822,000	22,629,000	5%
Direct Monthly Average Revenue Per Dealer - Annual	$1,995	$2,179	(8)%

Information regarding our Dealer Customers is as follows:

	December 31, 2020	December 31, 2019	% Change	September 30, 2020	% Change
Dealer Customers	18,372	18,834	(2)%	18,130	1%
Direct Monthly Average Revenue Per Dealer - Quarterly	2,264	2,136	6%	2,183	4%

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

We believe the growth in Traffic was driven by our brand strength, heightened consumer demand and a gravitation towards online marketplaces, particularly in the second and third quarter of 2020, and a focus on driving high quality organic traffic, all of which supported our traffic and lead growth. For the years ended December 31, 2020 and December 31, 2019, mobile traffic accounted for 75% and 72% of total Traffic, respectively.

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

The growth in UVs was driven by the same factors as our traffic growth, our brand strength, heightened consumer demand and a gravitation towards online marketplaces, particularly in the second and third quarter of 2020, and a focus on driving high quality organic traffic, all of which supported our growth in UVs.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our products. We define ARPD as Direct retail revenue during the period divided by the monthly average number of direct Dealer Customers during the same period.

ARPD for the quarter increased 4% from September 30, 2020 and 6% from December 31, 2019, primarily driven by increases in FUEL revenue in the fourth quarter of 2020.

ARPD for the year decreased 8% from December 31, 2019, primarily due to the second quarter 2020 invoice credits provided to our customers as a result of the COVID-19 pandemic and related restrictions.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 1% from September 30, 2020. Dealer Customers increased, as a result of growth in marketplace and solutions only dealer customers, reflecting improved retention rates.

Total Dealer Customers declined 2% from December 31, 2019. This decrease was primarily due to lower new dealer customer sales and higher cancellations of marketplace customers in the second quarter of 2020, principally due to the COVID-19 pandemic and related restrictions. This decrease was partially offset by growth in the other three quarters of the year.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive environment, including consumer demand and other macroeconomic factors, and changes related to automotive digital advertising. Changes in vehicle sales volumes in the United States and reduced dealer profitability also influence OEMs’ and dealerships’ willingness to increase spend with automotive marketplaces like Cars.com. Beginning in the later part of March 2020, with the onset of the COVID-19 pandemic and related restrictions, we observed decreased vehicle sales and dealer profitability. However, in the second half of 2020, we observed a trend toward increased dealer profitability, driven by reduced inventory levels, due to manufacturer shutdowns caused by the COVID-19 pandemic and related restrictions, as well as accelerated dealer adoption of digital solutions and increased consumer demand.

Our success depends in part on our ability to continue to offer our customers a multi-faceted suite of digital solutions that complement our advertising offerings and our ability to navigate the impact of the COVID-19 pandemic and related restrictions. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying consumers are shopping from home. These solutions include virtual showrooms, home delivery badging, online chat and our FUELTM product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large and growing audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

(In thousands, except percentages)	2020	2019	$ Change	% Change
Revenue:
Direct	$463,018	$477,095	$(14,077)	(3)%
National advertising	73,176	80,774	(7,598)	(9)%
Other	11,309	14,442	(3,133)	(22)%
Retail	547,503	572,311	(24,808)	(4)%
Wholesale	—	34,371	(34,371)	(100)%
Total revenue	547,503	606,682	(59,179)	(10)%
Operating expenses:
Cost of revenue and operations	101,536	99,549	1,987	2%
Product and technology	60,664	62,859	(2,195)	(3)%
Marketing and sales	183,448	217,432	(33,984)	(16)%
General and administrative	59,051	73,772	(14,721)	(20)%
Affiliate revenue share	10,970	20,790	(9,820)	(47)%
Depreciation and amortization	113,276	116,877	(3,601)	(3)%
Goodwill and intangible asset impairment	905,885	461,463	444,422	96%
Total operating expenses	1,434,830	1,052,742	382,088	36%
Operating loss	(887,327)	(446,060)	(441,267)	99%
Nonoperating expense:
Interest expense, net	(37,856)	(30,774)	(7,082)	23%
Other (expense) income, net	(11,226)	1,555	(12,781)	***
Total nonoperating expense, net	(49,082)	(29,219)	(19,863)	68%
Loss before income taxes	(936,409)	(475,279)	(461,130)	97%
Income tax benefit	(119,289)	(29,955)	(89,334)	***
Net loss	$(817,120)	$(445,324)	$(371,796)	83%

***Not meaningful

Retail Revenue—Direct. Direct revenue consists of marketplace and digital solutions sold to direct dealer customers. Direct revenue is our largest revenue stream, representing 84.6% and 78.6% of total revenue for the years ended December 31, 2020 and 2019, respectively, and decreased by $14.1 million, or 3%, compared to the prior year.

As of October 2019, we have successfully converted all affiliates to our direct control, and no longer have wholesale revenue. We now have a direct relationship with all dealer customers and recognize the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. Excluding the fourth quarter for both periods, as the last affiliate market conversions occurred on October 1, 2019, the affiliate market conversions contributed an incremental $32.1 million to Direct revenue for the year ended December 31, 2020, as compared to the same period in the prior year. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The overall decrease was primarily due to the second quarter impact of the COVID-19 pandemic and related restrictions, during which we provided invoice credits to our dealer customers and experienced a decline in dealer customers. This was partially offset by an increase in revenue from the affiliate conversions and growth in digital solutions and FUEL.

Retail Revenue—National Advertising. National advertising revenue consists of display advertising and other solutions sold to OEMs, advertising agencies and automotive dealer customers. National advertising revenue represents 13.4% and 13.3% of total revenue for the years ended December 31, 2020 and 2019, respectively. National advertising revenue declined 9%, primarily due to higher cancellations, principally due to the COVID-19 pandemic and related restrictions.

Wholesale Revenue. Wholesale revenue represented the fees we charged for marketplace and digital solutions sold to dealer customers by affiliates. The fees represented approximately 60% of the retail value for the same marketplace subscription advertising sold by our direct sales team. As of October 2019, we successfully converted all affiliates to our direct control, and no longer record

Wholesale revenue. For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment, customer service and compensation costs. Cost of revenue and operations expense represents 18.5% and 16.4% of total revenue for the years ended December 31, 2020 and 2019, respectively. Cost of revenue and operations expense increased $2.0 million, primarily due to higher compensation costs related to the growth in dealer websites and costs related to growth in other digital solutions, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial, search engine optimization and data strategy teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 11.1% and 10.4% of total revenue for the years ended December 31, 2020 and 2019, respectively. Product and technology expense decreased $2.2 million, primarily driven by lower compensation costs as a result of the Technology Transformation and our management of expenses to adjust to changes in revenue primarily related to the second quarter discounts given to our dealers due to the COVID-19 pandemic and related restrictions.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine marketing and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams. Marketing and sales expense represents 33.5% and 35.8% of total revenue for the years ended December 31, 2020 and 2019, respectively. Marketing and sales expense decreased $34.0 million, primarily driven by a reduction of marketing expense, which was achieved by focusing on customer acquisition and leveraging efficiencies gained, while carefully maintaining consumer engagement as evidenced by our strong organic traffic. In addition, we benefited from an overall consumer trend from in-person to virtual automobile research and shopping, driven by the COVID-19 pandemic and related restrictions.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 10.8% and 12.2% of total revenue for the years ended December 31, 2020 and 2019, respectively and decreased $14.7 million and 20% versus the prior year. During the years ended December 31, 2020 and 2019, General and administrative expense included the following costs (in thousands):

	Year Ended December 31,
	2020	2019
Severance, transformation and other exit costs	$7,919	$10,588
Costs associated with stockholder activist campaign	—	8,825
Transaction-related costs (1)	438	5,582
Total	$8,357	$24,995
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

Excluding these costs, General and administrative expense increased by $1.9 million, primarily due to higher compensation costs.

Affiliate revenue share. Affiliate revenue share expense represents payments made to affiliates pursuant to our affiliate agreements offset in part by amortization of the Unfavorable contracts liability related to converted markets. Affiliate revenue share expense ended in June 2020. During the years ended December 31, 2020 and 2019, the impact of this amortization is the following (in thousands):

	Year Ended December 31,
	2020	2019
Affiliate revenue share expense, gross	$10,970	$38,317
Less: Amortization of the Unfavorable contracts liability	—	(17,527)
Affiliate revenue share expense, as reported	$10,970	$20,790

For information related to the affiliate market conversions, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense decreased 3%, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

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

As of September 1, 2019, we determined there was a triggering event, primarily caused by a sustained decrease in our stock price after the completion of the strategic alternatives review process and performed an interim quantitative impairment test. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, we recorded an impairment of $379.2 million and $82.3 million, respectively in the third quarter of 2019.

Interest expense, net. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Interest expense, net increased, primarily due to an increase in our interest rate paid and reclassifications from Accumulated other comprehensive loss as a result of the loss of hedge accounting from the Second Amendment. For information related to our Term and Revolving Loans and interest rate swap, see Note 8 (Debt) and Note 9 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other (expense) income, net. The decrease in Other (expense) income, net was primarily due to a $9.4 million non-marketable investment impairment, triggered by the COVID-19 pandemic and the related restrictions and was recorded in the first quarter of 2020.

Income tax benefit. The effective income tax rate, expressed by calculating the income tax benefit as a percentage of Loss before income tax, was 13% for the year ended December 31, 2020 and differed from the U.S. federal statutory rate of 21%, primarily due to the goodwill and intangible assets impairments and the establishment of valuation allowances recorded against the deferred tax assets, recorded during the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2019 was 6% and differed from the U.S. federal statutory rate of 21%, primarily due to the impairment of goodwill. For information related to income taxes, see Note 15 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The comparison of the 2019 results with 2018 can be found under the heading “Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” in “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Form 10-K, which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with the Term Loan, Revolving Credit Facility and Bond Offering described below, provides adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic and related restrictions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in the Credit Agreement, as amended, including by the Third Amendment to the Credit Agreement (the “Third Amendment”).

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of December 31, 2020, Cash and cash equivalents were $67.7 million.

Affiliate Agreements. As of October 2019, we have successfully converted all affiliates to our direct control, as our last affiliate agreement terminated in October 2019. Therefore, we have a direct relationship with all dealer customers and recognize the revenue associated with converted dealers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of Loss. During 2021, we will realize incremental cash flow, as we will no longer be required to make any further payments to the affiliates under these agreements.

Term Loan, Revolving Loan, Bond Offering and Credit Agreement. As of December 31, 2020, the outstanding aggregate principal amount was $597.5 million, at an effective interest rate of 5.2%, including $197.5 million of outstanding principal under the Term Loan, with an effective interest rate of 2.8% and outstanding bonds of $400.0 million, at an effective interest rate of 6.375%. During the year ended December 31, 2020, we made $190.6 million in Term Loan payments, of which $27.8 million were mandatory, and $260.0 million in Revolving Loan payments, net of borrowings. As of December 31, 2020, $230.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our senior secured leverage ratio and interest coverage ratio, which is calculated in accordance with our Credit Agreement, and was 1.27x and 5.82x as of December 31, 2020, respectively. For further information, see Note 8 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On October 30, 2020, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028 (the "Notes”). We used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under our Revolving Credit Facility, repay $162.8 million of borrowings under our Term Loan and pay fees associated with the offering.

On October 30, 2020, we entered into the Third Amendment to the Credit Agreement, in which we refinanced with an aggregate principal amount of $430.0 million, comprised of $230.0 million of the Revolving Credit Facility and $200.0 million of the Term Loan, with a revised maturity date of May 31, 2025. The Third Amendment also includes the following:

•	A maximum senior secured leverage ratio of 3.50x, with a temporary step up for material permitted acquisitions;
•	A minimum interest coverage ratio of 2.75x, with a step up to 3.00x on June 30, 2023;
•	A revised interest rate grid updated to reflect a maximum alternate base rate margin of 1.75% and a maximum Eurodollar margin of 2.75%;
•	Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•	Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•	Ended the covenant adjustment period that was implemented pursuant to the Second Amendment and removed the related minimum liquidity requirement and anti-cash hoarding covenant.

Interest Rate Swap. The interest rate on borrowings under our Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% on a notional amount of $300 million. The Swap was designated as a cash flow hedge of interest rate risk.

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net loss over the remaining life of the Swap through Interest expense, net and Income tax benefit on the Consolidated Statements of Loss. Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other (expense) income, net on the Consolidated Statements of Loss.

The Third Amendment triggered a partial extinguishment of the underlying Term Loan. Due to the extinguishment, we wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying Term Loan. As a result, we included $4.5 million in Interest expense, net on the Consolidated Statement of Loss during the year ended December 31, 2020.

As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2019, the fair value of the Swap was an unrealized loss of $10.2 million, of which $4.2 million and $6.0 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2020 and December 31, 2019, $11.1 million and $2.0 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the year ended December 31, 2020, we made payments of $7.0 million related to the Swap. During the year ended December 31, 2020, $1.3 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax benefit on the Consolidated Statements of Loss.

Share Repurchase Program. In March 2018, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock over a two-year period. Under this program, we were able to repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program was based on market conditions and other factors including price. The repurchase program did not require the purchase of any minimum number of shares and could have been suspended, modified or discontinued at any time without prior notice. In March 2020, the repurchase program expired and there were no share repurchases during the year ended December 31, 2020. We repurchased and subsequently retired 1.7 million shares for $40.0 million during the year ended December 31, 2019.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$138,616	$101,484	$37,132
Investing activities	(16,712)	(21,856)	5,144
Financing activities	(67,734)	(91,542)	23,808
Net change in cash and cash equivalents	$54,170	$(11,914)	$66,084

Operating Activities. The increase in cash provided by operating activities was primarily related to the reduction of net loss, excluding the impact of non-cash items, partially offset by changes in operating assets and liabilities. In addition, the net loss for the years ended December 31, 2020 and 2019 was impacted by the following costs (in thousands):

	Year Ended December 31,
	2020	2019
Severance, transformation and other exit costs	$7,919	$10,588
Costs associated with stockholder activist campaign	—	8,825
Transaction-related costs (1)	2,205	5,582
Total	$10,124	$24,995

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

Financing Activities. During the year ended December 31, 2020, cash used in financing activities is primarily related to $50.6 million of net debt repayments, inclusive of $615.6 million in debt repayments, partially offset by $565.0 million in proceeds related to the issuance of the bond and our draw on our Revolving Credit Facility during the first quarter of 2020. Additionally, there was $17.3 million of debt issuance costs associated with the bond offering and the second and third amendments. For further information, see Note 8 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In 2019, we made $48.1 million of net debt repayments and repurchased $40.0 million of common stock.

Contractual Obligations. As of December 31, 2020, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$48,533	$4,872	$4,470	$4,042	$4,154	$4,570	$26,425
Long-term debt (1)	597,500	10,000	11,250	16,250	20,000	140,000	400,000
Interest on debt and swap (2)	240,664	40,155	34,913	31,058	30,609	27,429	76,500
Other obligations (3)	14,697	9,448	5,249	—	—	—	—
Total	$901,394	$64,475	$55,882	$51,350	$54,763	$171,999	$502,925
(1)

Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness.

(2)	Interest payments for variable rate debt were calculated using interest rates as of December 31, 2020 and considered scheduled amortization payments primarily on the Term Loan and Swap.
(3)	Other obligations represent commitments under certain vendor and other contracts.

Commitments and Contingencies. For further information, see Note 11 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through our direct sales force (Retail revenue) and prior to October 2019, through affiliate sales channels (Wholesale revenue).

Marketplace Subscription Advertising Revenue. Our primary source of Retail revenue and, prior to October 2019, Wholesale revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to month basis. We recognize subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Retail revenue and, prior to October 2019, Wholesale revenue in the Consolidated Statements of Loss.

We also offer our customers several add-on products to the subscription packages. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of our add-on products are sold from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation, and we recognize the related revenue ratably as the services are provided over the contract term.

We also provide services, including hosting, related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. We recognize revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenue in the Consolidated Statements of Loss.

Prior to October 2019, our affiliates also sold marketplace subscription advertising to dealer customers, and we earned Wholesale revenue through our affiliate agreements. Affiliates were assigned certain sales territories in which they sold our products. Under these agreements, we charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealer customers. We recognized Wholesale revenue ratably as the service was provided over the contract term. In situations where our direct sales force sold our products within an affiliate’s assigned territory, we paid the affiliate a revenue share which was classified as Affiliate revenue share in the Consolidated Statements of Loss. Wholesale revenue also included the amortization of the Unfavorable contracts liability. For information related to the Unfavorable contracts liability, see Note 7 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Display Advertising Products and Services Revenue. We also earn revenue through the sale of display advertising on our website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We also provide services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealer customers is recorded in Retail revenue in the Consolidated Statements of Loss.

Pay Per Lead Revenue. We also sell leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. We recognize pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Retail and Wholesale revenue, in the Consolidated Statements of Loss.

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties and peer-to-peer vehicle advertising. We recognize other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenue in the Consolidated Statements of Loss.

Goodwill. Prior to the first quarter of 2020, the period in which we fully impaired our goodwill, goodwill represented the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill was tested for impairment on an annual basis or between annual tests if events occur or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill was tested for impairment at a level referred to as the reporting unit. The level at which we tested goodwill for impairment required us to determine whether the operations below the business segment level constitute a business for which discrete financial information was available and segment management regularly reviews the operating results. We determined that we operated as a single reporting unit.

The process of estimating the fair value of goodwill is subjective and required us to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, we concluded it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we performed the quantitative test.

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

We estimated the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and we also considered a market-based valuation methodology using comparable public company trading values and our market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of our reporting unit.

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

For information related to the goodwill impairment recorded during the years ended December 31, 2020 and 2019, see Note 6 (Goodwill and Other Intangible Assets) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Indefinite-Lived Intangible Asset. In connection with our acquisition by our former parent, we recorded an intangible asset with an indefinite life associated with the Cars.com trade name. The indefinite-lived intangible asset is tested annually, or more often if circumstances dictate, for impairment and is written down to fair value as required. The estimate of fair value is determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

For information related to the intangible asset impairment recorded during the years ended December 31, 2020 and 2019, see Note 6 (Goodwill and Other Intangible Assets) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements. For information related to recent accounting pronouncements, see Note 3 (Recent Accounting Pronouncements) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates and foreign currency exchange risk.

Interest Rate Risk. The interest rate on borrowings under our Term Loan and Revolving Credit Facility is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in our Credit Agreement, on a notional amount of $300 million. The Swap was designated as a cash flow hedge of interest rate risk.

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net (loss) income over the remaining life of the Swap through Interest expense, net and Income tax benefit within the Consolidated Statements of Loss. Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other (expense) income, net on the Consolidated Statements of Loss.

As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2019, the fair value of the Swap was an unrealized loss of $10.2 million, of which $4.2 million and $6.0 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2020 and December 31, 2019, $11.1 million and $2.0 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the year ended December 31, 2020, we made payments of $7.0 million related to the Swap. During the year ended December 31, 2020, $1.3 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax benefit on the Consolidated Statements of Loss.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2020 and 2019, the related Consolidated Statements of (Loss) Income, Comprehensive (Loss) Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the Consolidated Financial Statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the Consolidated Financial Statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter

At March 31, 2020, just prior to impairment, the Company’s goodwill was $505.9 million. As discussed in Note 2 and Note 6 of the Consolidated Financial Statements, goodwill is tested for impairment at least annually at the reporting unit level.  Due to an interim triggering event, the Company performed a quantitative impairment analysis as of March 31, 2020, estimating the fair value of the reporting unit by utilizing an income approach which uses the discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values. The Company recorded a full impairment charge of $505.9 million in the first quarter of 2020.

Auditing the Company’s goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including the amount and timing of future cash flows (e.g. revenue growth rates and EBITDA margins), the weighted average cost of capital (“discount rate”) and the Company’s market capitalization control premium, which are affected by factors such as general market conditions and recent operating performance.

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

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the reasonableness of the methodologies used. We compared the significant assumptions used by management to current industry and economic trends, analyst expectations, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to assess the changes in the fair values that would result from changes in the assumptions. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate.

Valuation of Indefinite-lived Intangible Asset
Description of the Matter

At March 31, 2020, just prior to impairment, the Company’s indefinite-lived intangible asset (Cars.com trade name) was $790.0 million. As discussed in Note 2 and Note 6 of the Consolidated Financial Statements, indefinite-lived intangible assets are tested for impairment at least annually. Due to an interim triggering event, the Company performed a quantitative impairment analysis as of March 31, 2020, estimating the fair value using the “relief from royalty” methodology, which is a variation of the income approach.  The Company recorded an impairment charge of $400.0 million in the first quarter of 2020.

Auditing the Company’s trade name impairment test was complex due to the significant judgement required in determining the fair value of trade name assets. In particular, the fair value estimate was sensitive to significant judgments, including amount and timing of future cash flows (e.g. revenue growth rates), royalty rate and weighted average cost of capital (“discount rate”), which are affected by factors such as general market conditions and recent operating performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment review process. For example, we tested controls over management's review of the valuation model and the significant assumptions (e.g., revenue growth rates, royalty rate and discount rate) used to develop the prospective financial information. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

February 25, 2021

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$67,719	$13,549
Accounts receivable, net	93,649	101,762
Prepaid expenses	6,491	6,526
Other current assets	10,222	603
Total current assets	178,081	122,440
Property and equipment, net	41,323	43,696
Goodwill	—	505,885
Intangible assets, net	835,166	1,329,499
Investments and other assets	21,142	26,471
Total assets	$1,075,712	$2,027,991
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$16,512	$12,431
Accrued compensation	18,319	16,738
Current portion of long-term debt	7,756	31,391
Other accrued liabilities	47,781	38,246
Total current liabilities	90,368	98,806
Noncurrent liabilities:
Long-term debt	576,143	611,277
Deferred tax liability	30,800	132,996
Other noncurrent liabilities	38,225	43,844
Total noncurrent liabilities	645,168	788,117
Total liabilities	735,536	886,923
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 67,387 and 66,764 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	674	668
Additional paid-in capital	1,530,493	1,515,109
Accumulated deficit	(1,184,187)	(367,067)
Accumulated other comprehensive loss	(6,804)	(7,642)
Total stockholders' equity	340,176	1,141,068
Total liabilities and stockholders' equity	$1,075,712	$2,027,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Retail	$547,503	$572,311	$579,188
Wholesale	—	34,371	82,939
Total revenue	547,503	606,682	662,127
Operating expenses:
Cost of revenue and operations	101,536	99,549	90,433
Product and technology	60,664	62,859	68,789
Marketing and sales	183,448	217,432	226,740
General and administrative	59,051	73,772	72,943
Affiliate revenue share	10,970	20,790	15,488
Depreciation and amortization	113,276	116,877	103,810
Goodwill and intangible asset impairment	905,885	461,463	—
Total operating expenses	1,434,830	1,052,742	578,203
Operating (loss) income	(887,327)	(446,060)	83,924
Nonoperating expense:
Interest expense, net	(37,856)	(30,774)	(27,717)
Other (expense) income, net	(11,226)	1,555	722
Total nonoperating expense, net	(49,082)	(29,219)	(26,995)
(Loss) income before income taxes	(936,409)	(475,279)	56,929
Income tax (benefit) expense	(119,289)	(29,955)	18,120
Net (loss) income	$(817,120)	$(445,324)	$38,809
Weighted-average common shares outstanding:
Basic	67,241	66,995	70,318
Diluted	67,241	66,995	70,547
(Loss) earnings per share:
Basic	$(12.15)	$(6.65)	$0.55
Diluted	(12.15)	(6.65)	0.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(817,120)	$(445,324)	$38,809
Other comprehensive income (loss), net of tax:
Interest rate swap	(8,910)	(9,174)	—
Reclassification of accumulated other comprehensive loss on interest rate swap into net income	9,748	1,532	—
Total other comprehensive income (loss)	838	(7,642)	—
Comprehensive (loss) income	$(816,282)	$(452,966)	$38,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at December 31, 2017	—	$—	71,628	$716	$1,501,830	$176,582	$—	$1,679,128
Net income	—	—	—	—	—	38,809	—	38,809
Repurchases of common stock	—	—	(3,789)	(38)	—	(97,152)	—	(97,190)
Shares issued in connection with stock-based compensation plans, net	—	—	160	2	375	—	—	377
Stock-based compensation	—	—	—	—	9,423	—	—	9,423
Other	—	—	263	3	(3,627)	—	—	(3,624)
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(445,324)	—	(445,324)
Other comprehensive loss, net	—	—	—	—	—	—	(7,642)	(7,642)
Repurchases of common stock	—	—	(1,750)	(18)	—	(39,982)	—	(40,000)
Shares issued in connection with stock-based compensation plans, net	—	—	238	2	(288)	—	—	(286)
Stock-based compensation	—	—	—	—	7,588	—	—	7,588
Other	—	—	14	1	(192)	—	—	(191)
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(817,120)	—	(817,120)
Other comprehensive gain, net	—	—	—	—	—	—	838	838
Shares issued in connection with stock-based compensation plans, net	—	—	623	6	229	—	—	235
Stock-based compensation	—	—	—	—	15,155	—	—	15,155
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,184,187)	$(6,804)	$340,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(817,120)	$(445,324)	$38,809
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation	18,943	18,266	12,820
Amortization of intangible assets	94,333	98,611	90,990
Amortization of unfavorable contracts liability	—	(18,885)	(25,200)
Goodwill and intangible asset impairment	905,885	461,463	—
Impairment of non-marketable security	9,447	—	—
Amortization of accumulated other comprehensive loss on interest rate swap	8,623	—	—
Stock-based compensation	15,155	7,588	9,423
Deferred income taxes	(103,582)	(44,920)	16,693
Provision for doubtful accounts	4,380	4,897	4,391
Amortization of debt issuance costs	5,108	1,573	1,307
Other	181	496	1,053
Changes in operating assets and liabilities, net of DI Acquisition:
Accounts receivable	3,733	2,262	(1,164)
Prepaid expenses	35	2,738	2,464
Other current assets	(9,592)	9,835	(552)
Other assets	43	(16,201)	782
Accounts payable	3,993	874	2,512
Accrued compensation	1,581	(83)	2,569
Other accrued liabilities	7,614	(1,378)	8,358
Other noncurrent liabilities	(10,144)	19,672	(1,707)
Net cash provided by operating activities	138,616	101,484	163,548
Cash flows from investing activities:
Purchase of property and equipment	(16,712)	(21,257)	(14,233)
Payment for DI Acquisition, net	—	—	(157,153)
Other	—	(599)	11
Net cash used in investing activities	(16,712)	(21,856)	(171,375)
Cash flows from financing activities:
Proceeds from revolving loan borrowings and issuance of long-term debt	565,000	10,000	195,000
Payments of debt issuance costs and other fees	(17,344)	(2,940)	—
Payments of long-term debt	(615,625)	(58,125)	(82,500)
Stock-based compensations plans, net	235	(286)	377
Repurchases of common stock	—	(40,000)	(97,190)
Other	—	(191)	(2,960)
Net cash (used in) provided by financing activities	(67,734)	(91,542)	12,727
Net increase (decrease) in cash and cash equivalents	54,170	(11,914)	4,900
Cash and cash equivalents at beginning of period	13,549	25,463	20,563
Cash and cash equivalents at end of period	$67,719	$13,549	$25,463
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$805	$1,740	$7
Cash paid for interest and swap	26,433	29,654	26,780

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Notes to Consolidated Financial Statements

Note 1. Description of business

Description of business. Cars.com Inc., (the “Company” or “CARS”) is a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through the marketplace, dealer websites and other digital products, the Company showcases dealer inventory, elevates and amplifies dealers’ and automotive manufacturers (“OEMs”) brands, connects sellers with the Company’s ready-to-buy audience and empowers shoppers with the resources and information needed to make confident car buying decisions. The Company’s digital solutions strategy builds on the rich data and audience of its digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. The Company’s portfolio of brands now includes Cars.com, Dealer Inspire, DealerRater, FUEL, Auto.com, PickupTrucks.com and NewCars.com.

In May 2017, the Company separated from its former parent company by means of a spin-off of a newly formed company, Cars.com Inc., which now owns TEGNA’s former digital automotive marketplace business. The Company’s common stock began trading “regular way” on the New York Stock Exchange on June 1, 2017.

Note 2. Significant Accounting Policies

Basis of Presentation. These accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of CARS and its 100% owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable that the Company will collect substantially all of the consideration to which the Company will be entitled in exchange for the services that will be provided to the customer. The Company allocates the contractual transaction price to each distinct performance obligation based on the relative standalone selling price and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through the Company’s direct sales force (Retail revenue) and prior to October 2019, through affiliate sales channels (Wholesale revenue).

Marketplace Subscription Advertising Revenue. The Company’s primary source of Retail revenue and, prior to October 2019, Wholesale revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to month basis. The Company recognizes subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Retail revenue and, prior to October 2019, Wholesale revenue in the Consolidated Statements of (Loss) Income.

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

The Company also provides services, including hosting, related to flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. The Company recognizes revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Retail revenue in the Consolidated Statements of (Loss) Income.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Prior to October 2019, the Company’s affiliates also sold marketplace subscription advertising to dealer customers, and the Company earned Wholesale revenue through its affiliate agreements. Affiliates were assigned certain sales territories in which they sold the Company’s products. Under these agreements, the Company charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealer customers. The Company recognized Wholesale revenue ratably as the service was provided over the contract term. In situations where the Company’s direct sales force sold the Company’s products within an affiliate’s assigned territory, the Company paid the affiliate a revenue share which was classified as Affiliate revenue share in the Consolidated Statements of (Loss) Income. Wholesale revenue also included the amortization of the Unfavorable contracts liability. For further information, see Note 7 (Unfavorable Contracts Liability).

Display Advertising Products and Services Revenue. The Company also earns revenue through the sale of display advertising on the Company’s website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company also provides services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealer customers is recorded in Retail revenue in the Consolidated Statements of (Loss) Income.

Pay Per Lead Revenue. The Company also sells leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. The Company recognizes pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Retail and Wholesale revenue, in the Consolidated Statements of (Loss) Income.

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties and peer-to-peer vehicle advertising. The Company recognizes other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Retail revenue in the Consolidated Statements of (Loss) Income.

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are primarily derived from sales to customers and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables, expected losses, and any specific reserves needed for certain customers based on their credit risk. Bad debt expense is included in Marketing and sales in the Consolidated Statements of (Loss) Income.  The allowance for doubtful accounts was $4.4 million and $5.0 million as of December 31, 2020 and 2019, respectively.

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly-rated financial institutions.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net (loss) income. The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and which may be indicative of impairment. In the first quarter of 2020, the Company recorded a full impairment of $9.4 million, triggered by the novel coronavirus disease 2019 (“COVID-19”) pandemic and the related restrictions, for the year ended December 31, 2020. The impairment was included in the Other (expense) income, net line item of the Consolidated Statements of (Loss) Income. The non-marketable investments recorded within Investments and other assets on the Consolidated Balance Sheets were zero and $9.4 million as of December 31, 2020 and 2019, respectively. For further information on the triggering event, see Note 6 (Goodwill and Other Intangible Assets).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2020	2019	Estimated Useful Life
Computer software	$60,707	$46,636	18 months - 5 years
Computer hardware	20,197	19,429	3 - 5 years
Leasehold improvements	18,887	19,151	Lesser of useful life or lease term
Furniture and fixtures	4,634	4,757	10 years
Property and equipment, gross	104,425	89,973
Less: Accumulated depreciation	(63,102)	(46,277)
Property and equipment, net	$41,323	$43,696

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $18.9 million, $18.3 million and $12.8 million, respectively. Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of those assets is included in General and administrative expense on the Consolidated Statements of (Loss) Income.

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs, including cloud computing arrangements, for the years ended December 31, 2020, 2019 and 2018 were $16.3 million, $19.8 million and $11.5 million, respectively. Capitalized costs, excluding those for cloud computing arrangements, are included in Property and equipment, net on the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Cloud Computing Arrangements. The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. Capitalized costs are included in Prepaid expenses on the Consolidated Balance Sheet. Any amortization is recorded in the same manner on the Consolidated Statement of (Loss) Income as the associated expense with the underlying host arrangement. These costs as of December 31, 2020 were immaterial.

Goodwill and Other Intangible Assets. Prior to the first quarter of 2020, the period in which the Company fully impaired our goodwill, goodwill represented the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill was tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill was tested for impairment at a level referred to as the reporting unit. The level at which the Company tested goodwill for impairment required the Company to determine whether the operations below the business segment level constitute a business for which discrete financial information was available and segment management regularly reviews the operating results. The Company determined that it operated as a single reporting unit.

The process of estimating the fair value of goodwill is subjective and required the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, the Company concluded it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company performed the quantitative test.

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

The Company estimated the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

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

The Company’s indefinite-lived intangible asset relates to the Cars.com trade name. Intangible assets with indefinite lives are tested for impairment annually, or more often if circumstances dictate, such as in the quarter ended March 31, 2020, and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Intangible Asset	Estimated Useful Life
Acquired software	2 - 7 years
Customer relationships	3 - 14 years
Other trade names	10 - 12 years

Valuation of Long-Lived Assets. The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No impairment losses were recognized for the periods presented in the Consolidated Statements of (Loss) Income.

Fair Value of Financial Instruments. The Company’s financial instruments include the interest rate swap (the “Swap”) held at fair value. Financial instruments also include accounts receivable, accounts payable, debt and other liabilities. The carrying values of these instruments approximate their fair values.

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

The amendment entered into in June 2020 (the “Second Amendment”) resulted in the loss of hedge accounting. For further information, see Note 9 (Interest Rate Swap). As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss is ratably reclassified into Net (loss) income over the remaining life of the Swap. Each period, a portion of the unrealized loss is recorded to Interest expense, net and Income tax (benefit) expense within the Consolidated

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Statements of (Loss) Income. Subsequent to the Second Amendment, any changes in the fair value of the Swap is recorded within Other (expense) income, net on the Consolidated Statements of (Loss) Income.

As a result of the amendment entered into in October 2020 (the “Third Amendment”), the existing debt at the time of the amendment resulted in a partial debt extinguishment. Due to the reduction in value of the underlying Term Loan upon the Third Amendment as compared to the notional amount of the Swap, a proportional amount of the frozen Accumulated other comprehensive loss balance was immediately reclassified into Interest expense, net. The Swap is recognized on the Consolidated Balance Sheet at fair value and classified based on the instrument’s maturity date.

Income Taxes. Income taxes are presented on the Consolidated Financial Statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from operating loss and tax credit carry-forwards. Deferred income taxes reflect expected future tax benefits (i.e. assets) and future tax costs (i.e. liabilities). The Company measures deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the weight of available evidence, management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.

The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated Balance Sheets. The Company records penalties and interest relating to uncertain tax positions in Income tax (benefit) expense in the Consolidated Statements of (Loss) Income. For further information, see Note 15 (Income Taxes).

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. For further information, see Note 13 (Stock-Based Compensation).

Advertising Costs. The Company expenses all advertising costs as they are incurred and are included in Marketing and sales in the Consolidated Statements of (Loss) Income. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $80.4 million, $115.8 million and $109.2 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations consist of expenses related to the pay-per-lead products, third-party costs such as processing of dealer vehicle inventory, product fulfillment, customer service, hosting for our digital solutions and related compensation costs.

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on the first day of the quarter following the date of hire after one month of service and are allowed to make tax-deferred contributions up to 100% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are immediately fully vested. As part of the cost reduction efforts in response to the COVID-19 pandemic and related restrictions, beginning in the second quarter of 2020, the Company temporarily suspended the employer match of employees’ defined contribution plans for a portion of the year ended December 31, 2020. As of December 31, 2020, the Company’s match was fully reinstated. The Company’s contributions to its defined contribution plans for the years ended December 31, 2020, 2019 and 2018 were $2.4 million, $4.3 million and $4.4 million, respectively.

Note 3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

Note 4. Business Combination

In February 2018, the Company acquired all of the outstanding stock of Dealer Inspire, Inc. and substantially all of the net assets of Launch Digital Marketing LLC (the “DI Acquisition”). The post-DI Acquisition business related to Dealer Inspire, Inc. and Launch Digital Marketing LLC is referred to collectively as “Dealer Inspire.” Dealer Inspire is an innovative technology leader providing progressive dealer websites, digital retailing and messaging platform products, as well as a provider of digital marketing services, including paid, organic, social and creative services. Dealer Inspire consists of proprietary solutions that are complementary extensions of the Company’s online marketplace platform and current suite of dealer solutions.

The Company expensed as incurred total acquisition costs of $4.9 million, of which $4.3 million was recorded during the year ended December 31, 2018. These costs were recorded in General and administrative expense in the Consolidated Statements of (Loss) Income.

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

Acquisition-date Fair Value
Cash consideration (1)	$164,333
Contingent consideration (2)	2,200
Cash settlement of DI Acquisition's unvested equity awards (3)	(5,700)
Total consideration	$160,833

Cash	$1,480
Accounts receivable	11,291
Property and equipment	1,215
Other assets	320
Identified intangible assets (4)	71,900
Total assets acquired	86,206
Accounts payable	(2,514)
Deferred tax liability	(14,741)
Other liabilities	(4,460)
Total liabilities assumed	(21,715)
Net identifiable assets	64,491
Goodwill	96,342
Total consideration	$160,833

(1)	A reconciliation of cash consideration to Payment for DI Acquisition, net in the Consolidated Statements of Cash Flows is as follows (in thousands):

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Cash consideration	$164,333
Less: Cash settlement of DI Acquisition's unvested equity awards (3)	(5,700)
Less: Cash acquired	(1,480)
Payment for DI Acquisition, net	$157,153

(2)

As part of the DI Acquisition, the Company may be required to pay up to an additional $15 million in cash consideration to the former owners. The actual amount to be paid will be based on Dealer Inspire’s future performance related to certain revenue targets to be attained over a three-year performance period. The fair value was estimated utilizing the income approach valuation technique.

(3)

In connection with the DI Acquisition, Dealer Inspire’s unvested equity awards were cash settled. The fair value of these awards was based on the price paid per common share to the owners of the acquired businesses and recognized immediately after the DI Acquisition as compensation expense in the Company’s Consolidated Statements of (Loss) Income, as follows: $3.9 million in Product and technology, $1.0 million in Cost of revenue and operations, $0.5 million in Marketing and sales and $0.3 million in General and administrative.

(4)	Information regarding the identifiable intangible assets acquired is as follows:

	DI Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Acquired software	$39,500	4
Customer relationships	18,300	4
Trade names	14,100	10
Total	$71,900

In addition to the total consideration of $160.8 million, the Company granted stock-based compensation awards, worth up to $25.5 million, to certain employees. These awards require continued employee service and are based on Dealer Inspire’s future performance related to certain revenue targets to be attained over a three-year performance period. For further information, see Note 13 (Stock-Based Compensation).

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

The Company recorded impairments to Goodwill during the years ended December 31, 2020 and 2019 after the determination of triggering events in both periods. Due to the cumulative impairments through December 31, 2020, all of Goodwill, including the Goodwill recorded as a result of the DI Acquisition, was impaired as of December 31, 2020. For information related to the goodwill impairment recorded during the years ended December 31, 2020 and 2019, see Note 6 (Goodwill and Other Intangible Assets).

Pro forma Financial Information (unaudited). The unaudited pro forma revenue and net income of the Company and Dealer Inspire are $669.8 million and $46.1 million for the year ended December 31, 2018, respectively. This information gives effect to pro forma events that are factually supportable and directly attributable to the transaction. The unaudited pro forma results reflect adjustments for compensation expense related to the cash settlement of Dealer Inspire’s unvested equity awards; acquisition and integration costs; incremental intangible assets amortization based on the fair values of each identifiable intangible asset; certain other compensation related costs, including retention bonuses and stock-based compensation; and interest expense on the borrowings under the Revolving Credit Facility to fund the DI Acquisition. Pro forma adjustments were tax-affected at the Company’s corporate blended statutory tax rate applicable during the respective periods presented.

This unaudited pro forma financial information is disclosed for informational purposes only and may not be indicative of the historical results of operations that would have been obtained if the DI Acquisition had taken place on January 1, 2018, nor the results that may be obtained in the future. The unaudited pro forma financial information does not reflect future synergies or other such costs or savings.

From the date of the DI Acquisition, the Company included Dealer Inspire’s financial results in its Consolidated Statements of (Loss) Income for the year ended December 31, 2018. Dealer Inspire contributed revenue of $53.1 million and a net loss of $11.3 million. The net loss includes $14.0 million of incremental intangible asset amortization and $8.2 million of costs related to the DI Acquisition, primarily related to the cash settlement of Dealer Inspire’s unvested equity awards and acquisition-related costs, both of which are on a pre-tax basis.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by sales channel and major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

Prior to October 2019, the Company’s affiliates also sold marketplace subscription advertising to dealer customers, and the Company earned Wholesale revenue through its affiliate agreements. For further information, see Note 7 (Unfavorable Contracts Liability).

	Year Ended December 31,
Sales channel	2020	2019	2018
Direct	$463,018	$477,095	$457,651
National advertising	73,176	80,774	105,381
Other	11,309	14,442	16,156
Retail	547,503	572,311	579,188
Wholesale	—	34,371	82,939
Total revenue	$547,503	$606,682	$662,127

Major products and services
Marketplace subscription advertising	$436,441	$475,960	$507,993
Display advertising	84,630	91,935	112,792
Pay per lead	18,557	26,907	30,757
Other	7,875	11,880	10,585
Total revenue	$547,503	$606,682	$662,127

Note 6. Goodwill and Other Intangible Assets

Goodwill and Indefinite-Lived Intangible Asset. In September 2019, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price after the completion of the strategic alternatives review process and performed interim quantitative impairment tests. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values. Thus, during the third quarter of 2019, the Company recorded an impairment of $379.2 million and $82.3 million related to its goodwill and indefinite-lived intangible asset, respectively. In the fourth quarter of 2019, the Company performed an updated quantitative impairment analysis of its goodwill and indefinite-lived intangible asset and the results of those tests indicated that the estimated fair value exceeded the carrying value as of December 31, 2019. For further information, see Note 2 (Significant Accounting Polices).

In March 2020, the Company determined there was a triggering event, caused by the economic impacts of the COVID-19 pandemic and related restrictions. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). The related restrictions have had, and the Company expects they will continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration. While certain jurisdictions have relaxed or reversed some of these related restrictions, many have been subsequently reinstated.

The COVID-19 pandemic and related restrictions have caused a widespread increase in unemployment and have resulted in reduced consumer spending and an economic recession. As a result of overall uncertainty related to the automotive industry, in the second half of March 2020, the Company’s customers began to adjust, reduce or suspend their operating and marketing activities. This resulted and may continue to result in decreased subscription revenue and reduced demand for the Company’s services. Moreover, depending upon the progress of the pandemic and the government and societal responses thereto, the Company’s customers may implement further cost-savings measures, including additional reductions of their advertising spend.

In an effort to assist its dealer customers impacted by the COVID-19 pandemic and related restrictions, the Company provided, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. With

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

respect to managing its expenses, the Company implemented several initiatives, including both permanent and temporary measures, to adjust expenses with changes in revenue.

The effects of the COVID-19 pandemic and related restrictions, particularly reduced consumer spending and the discounts that the Company provided its dealer customers in the second quarter of 2020, have negatively impacted its results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the pandemic and related restrictions. Thus, the amount and timing of future cash flows, used in the valuation models to estimate the fair value of the Company’s assets, has been significantly and negatively impacted by the COVID-19 pandemic and related restrictions.

The Company performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $505.9 million and $400.0 million related to its goodwill and indefinite-lived intangible asset, respectively.

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2018	$884,449	$872,320
Impairment	(379,163)	(82,300)
Other	599	—
December 31, 2019	$505,885	$790,020
Impairment	(505,885)	(400,000)
December 31, 2020	$—	$390,020

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$832,540	$(416,452)	$416,088	$832,540	$(343,925)	$488,615
Acquired software	111,200	(98,411)	12,789	111,200	(78,831)	32,369
Other trade names	23,900	(7,631)	16,269	23,900	(5,405)	18,495
Content library	2,100	(2,100)	—	2,100	(2,100)	—
Non-compete agreements	—	—	—	2,860	(2,860)	—
Total	$969,740	$(524,594)	$445,146	$972,600	$(433,121)	$539,479

 As of December 31, 2020, projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2021	$84,994
2022	71,694
2023	69,828
2024	67,222
2025	52,479
Thereafter	98,929
Total	$445,146

Note 7. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of CARS by the Company’s former parent, the Company entered into affiliate agreements with the former owners of CARS. Under the affiliate agreements, which were fully terminated by October 2019, affiliates had the exclusive right to sell and price the Company’s products and services in their local territories, paying the Company a wholesale rate for the Company’s products. The Company charged the affiliates 60% of the corresponding Cars.com’s retail rate for products sold to affiliate dealer customers and prior to October 2019, recognized revenue generated from these agreements as Wholesale revenue in the Consolidated Statements of (Loss) Income. The Unfavorable contracts liability was established as a result of

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

these below market-rate unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014.

Prior to the affiliate conversions discussed below, over the annual contract period, the Company recognized $25.2 million of Wholesale revenue with a corresponding reduction of the Unfavorable contracts liability. The Unfavorable contracts liability was fully amortized as of September 30, 2019.

The Company amended five of its affiliate agreements (Gannett, McClatchy, TEGNA, tronc, and the Washington Post) and as a result, had a direct relationship with these dealer customers before the original contractual conversion date specified. As a result, the Company recognizes the revenue associated with converted dealer customers as Retail revenue, rather than Wholesale revenue, in the Consolidated Statements of (Loss) Income. On October 2019, the Belo affiliate agreement expired.

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

The Company no longer records the amortization of the Unfavorable contracts liability associated with the converted markets to revenue as the Company is recognizing this direct revenue at retail rates. The amortization of the Unfavorable contracts liability related to these converted markets was recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated Statements of (Loss) Income. As of December 31, 2019, the Unfavorable contracts liability has been fully amortized.

During the years ended December 31, 2020 and 2019, the Company recorded zero and $17.5 million, respectively, as a reduction to Affiliate revenue share, rather than Wholesale revenue, in the Consolidated Statements of (Loss) Income.

As of October 2019, the Company has direct relationships with all of its dealer customers. In addition, as of June 30, 2020, the Company no longer incurs affiliate revenue share expense.

Note 8. Debt

Credit Agreement. On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) with the lenders named therein. Subsequent to the initial Credit Agreement, the Company has entered into three amendments.

First Amendment. In October 2019, the Company entered into an amendment to its Credit Agreement to increase the total net leverage covenant during the remaining term of the Credit Agreement while preserving the favorable pricing structure from the original agreement. The Credit Agreement was to mature on May 31, 2022 and included (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at its request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement was payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, is based upon its total net leverage ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varied between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s net leverage ratio. The Credit Agreement required a total maximum total net leverage of 4.50x with incremental step downs through the maturities of the Term Loan and the Revolving Loan.

Second Amendment. In June 2020, the Company entered into an amendment that provided for a waiver with respect to the Total Net Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Credit Agreement) financial covenants for the covenant testing periods through December 31, 2020 (the “Covenant Adjustment Period”). The Second Amendment also included the following:

•	A revised maximum permitted “Total Net Leverage Ratio” beginning March 31, 2021 (after the Covenant Adjustment Period) of 6.50x, with step downs thereafter.
•	A revised minimum permitted “Consolidated Interest Coverage Ratio” beginning March 31, 2021 (after the Covenant Adjustment Period) of 2.75x and 3.00x beginning June 30, 2020.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

•

A minimum liquidity requirement of $75.0 million; and added an anti-cash hoarding covenant, which requires, during the Covenant Adjustment Period, mandatory prepayments of the Revolving Credit Facility with the amount of any unrestricted cash located in the Company’s deposit accounts in excess of $75.0  million.

Third Amendment On October 30, 2020, the Company entered into the Third Amendment to its Credit Agreement, in which the Company reduced the size of the outstanding borrowings under the Credit Agreement to an aggregate principal amount of $430.0 million, comprised of $230.0 million of the Revolving Credit Facility and $200.0 million of the Term Loan, with a revised maturity date of May 31, 2025. The Third Amendment also includes the following:

•	A maximum senior secured leverage ratio of 3.50x, with a temporary step up for material permitted acquisitions;
•	A minimum interest coverage ratio of 2.75x, with a step up to 3.00x on June 30, 2023;
•	A revised interest rate grid updated to reflect a maximum ABR margin of 1.75% and a maximum Eurodollar margin of 2.75%.
•	Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•	Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•	Ended the Covenant Adjustment Period and removed the related minimum liquidity requirement and anti-cash hoarding covenant that were implemented pursuant to the Second Amendment.

Term Loan. As of December 31, 2020, the outstanding borrowings under the Term Loan were $197.5 million and the interest rate in effect was 2.8%. During the year ended December 31, 2020, the Company made $190.6 million in Term Loan payments. A portion of the proceeds from the $400.0 million bond issuance (“Bond Offering”) were used to repay $162.8 million of the borrowings under the Term Loan. Interest on the Term Loan is typically paid on a monthly basis.

Revolving Loan. As of December 31, 2020, there were no outstanding borrowings under the Revolving Loan. During 2020, the Company borrowed $165.0 million on the Revolving Loan, and paid down $190.0 million before using $235.0 million of the proceeds from the Bond Offering to repay the outstanding borrowings under the Revolving Loan.

Bond Offering. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. The Company used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under its Revolving Loan, repay $162.8 million of borrowings under its Term Loan and pay fees associated with the offering and refinancing. Interest on the bonds is due semi-annually.

Debt Issuance Costs. Debt issuance costs related to the various amendments and issuances were $17.7 million and $5.5 million at December 31, 2020 and December 31, 2019, respectively. Depending on the nature of the debt issuance costs and the underlying debt to which it relates, they are recorded as either a reduction of debt and accreted using the effective interest method or as a deferred asset and accreted using the straight-line method with the amortization recorded in Interest expense, net on the Consolidated Statements of (Loss) Income.

Debt Extinguishment. The Third Amendment resulted in a partial debt extinguishment of $1.8 million of the previously capitalized debt issuance costs and included in Other (expense) income, net of the Consolidated Statements of (Loss) Income for the year ended December 31, 2020.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the debt agreements are guaranteed by the Guarantors and the Company. The Guarantors secured their respective obligations under the debt agreements by granting liens in favor of the agent on substantially all of their assets. The terms of the debt agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2020, the Company is in compliance with the covenants under its debt agreements.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. As of December 31, 2020, the Company’s contractual payments under then-outstanding long-term debt agreements in each of the next five calendar years and thereafter are as follows (in thousands):

2021	$10,000
2022	11,250
2023	16,250
2024	20,000
2025	140,000
Thereafter	400,000
Total	$597,500

Note 9. Interest Rate Swap

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

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net (loss) income over the remaining life of the Swap through Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of (Loss) Income. Subsequent to the Second Amendment, any changes in the fair value of the Swap is recorded within Other (expense) income, net on the Consolidated Statements of (Loss) Income.

The Third Amendment triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, the Company wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. As a result, the Company included $4.5 million in Interest expense, net on the Consolidated Statements of (Loss) Income, prior to any impact of the valuation allowance. The Company will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of (Loss) Income through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other (expense) income, net on the Consolidated Statements of (Loss) Income.

As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2019, the fair value of the Swap was an unrealized loss of $10.2 million, of which $4.2 million and $6.0 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2020 and December 31, 2019, $11.1 million and $2.0 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the year ended December 31, 2020, the Company made payments of $7.0 million related to the Swap.  During the year ended December 31, 2020, $1.3 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of (Loss) Income.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. As of December 31, 2020, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, is as follows (in thousands):

2021	$4,872
2022	4,470
2023	4,042
2024	4,154
2025	4,570
Thereafter	26,425
Total minimum lease payments	48,533
Less: Imputed interest (1)	(15,256)
Present value of the minimum lease payments	33,277
Less: Current maturities of lease obligations	(2,485)
Long-term lease obligations	$30,792

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

                                                                                                                                                                                                                     As of December 31, 2020 and 2019, the Company’s operating lease assets, included in Investments and other assets, were $16.0 million and $16.9 million, respectively, and operating lease liabilities were $33.3 million and $33.6 million, respectively, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois. Rental expense in 2018 was $8.2 million.

Other information related to the Company’s operating leases for the year ended December 31, 2020 is as follows (in thousands, except months and percentage):

	Year Ended December 31,
Income statement information:	2020	2019
Operating lease cost	$3,848	$3,877
Short-term lease cost	856	1,202
Variable lease cost	2,834	2,565
Total lease cost	$7,538	$7,644

Other information:
Cash paid for operating leases	$3,320	$3,627
Weighted-average remaining lease term (in months)	122	132
Weighted-average discount rate as of December 31	7.4%	7.4%

Note 11. Commitments and Contingences

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders Equity

In March 2018, the Company’s Board of Directors authorized a two-year share repurchase program to acquire up to $200 million of the Company’s common stock. The Company repurchased shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The timing and amounts of any purchases under the share repurchase program were based on market conditions and other factors including price. The repurchase program did not require the purchase of any minimum number of shares and the Company funded the share repurchase program principally with cash from operations. In March 2020, the repurchase program expired and there were no share repurchases during the year ended December 31, 2020. The Company repurchased and subsequently retired 1.7 million shares for $40.0 million during the year ended December 31, 2019.

Note 13. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18.0 million common stock shares may be issued under the Omnibus Plan. As of December 31, 2020, there were 10.5 million common stock shares available for future grants. The Company issues new shares of CARS common stock for shares delivered under the Omnibus Plan.

Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$15,155	$7,588	$9,423
Income tax benefit related to stock-based compensation expense	—	2,840	1,222

Information related to outstanding stock-based compensation awards as of December 31, 2020 for restricted share units (“RSUs”), restricted stock, performance share units (“PSUs”), and the Cars.com Employee Stock Purchase Plan (“ESPP”) is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs and Restricted Stock	$20,459	1.8
PSUs	537	0.5
ESPP	217	0.3
Stock Options	1,051	2.2
Total	$22,264	1.8

Restricted Share Units and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest. Restricted Stock is subject to vesting over one year and the fair value of the Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the year ended December 31, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	943	$24.68
Granted (1)	3,827	5.87
Vested and delivered	(311)	24.56
Forfeited	(398)	10.88
Outstanding as of December 31, 2020 (1) (2)	4,061	8.31

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(1)	Included in “Granted” and “Outstanding as of December 31, 2020” are 108 of Restricted Stock that was delivered, but not yet vested.
(2)	The outstanding balance as of December 31, 2020 includes 91 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $5.87 and $23.51, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2020 and 2019 was $8.9 million and $7.1 million, respectively.

Performance Share Units. PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. PSU activity for the year ended December 31, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	953	$26.60
Granted	715	5.40
Vested and delivered	—	—
Forfeited or cancelled (1)	(938)	23.76
Outstanding as of December 31, 2020	730	9.28

(1)	Included in "Forfeited or cancelled" are 646 shares that were cancelled and replaced by new RSU or PSU grants during the year ended December 31, 2020.

The PSUs outstanding as of December 31, 2020 require continued employee service. The percentage of these PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a one to three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period.

During the year ended December 31, 2018, the Company granted 632,000 PSUs to certain employees in connection with the DI Acquisition and require continued employee service. The percentage of PSUs that shall vest will range from 0% to 150% of the number of PSUs granted based on Dealer Inspire’s future performance related to certain revenue targets over a three-year performance period. These PSUs are subject to graded vesting over three years.

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the year ended December 31, 2020 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of Options	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	513	2.80
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of December 31, 2020	513	2.80

The fair value of the stock options granted during the year ended December 31, 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Risk-free interest rate	1.01%
Weighted-average volatility	53.08%
Dividend Yield	0%
Expected years until exercise	6.5

Employee Stock Purchase Plan. In September 2017, the Company’s Board of Directors approved the Cars.com Employee Stock Purchase Plan (the “ESPP”). Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase CARS common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of CARS at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2020, 2.5 million shares were available for issuance under the ESPP. The Company issued 0.3 million and 0.1 million shares related to the ESPP and recorded $0.7 million and $0.5 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2020 and 2019, respectively.

Note 14. (Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing Net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted (loss) earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. The computations of the Company’s basic and diluted (loss) earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(817,120)	$(445,324)	$38,809
Basic weighted-average common shares outstanding	67,241	66,995	70,318
Effect of dilutive stock-based compensation awards (1)	—	—	229
Diluted weighted-average common shares outstanding	67,241	66,995	70,547
(Loss) earnings per share, basic	$(12.15)	$(6.65)	$0.55
(Loss) earnings per share, diluted	(12.15)	(6.65)	0.55

(1)

There were 2,727 and 809 potential common shares excluded from diluted weighted-average common shares outstanding for the years ended December 31, 2020 and December 31, 2019, respectively, as their inclusion would have had an anti-dilutive effect.

Note 15. Income Taxes

Selected Information Related to Income Taxes. Significant components of (Loss) income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$(938,248)	$(476,925)	$56,114
Non-U.S.	1,839	1,646	815
(Loss) income before income taxes	$(936,409)	$(475,279)	$56,929

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$(15,871)	$9,319	$254
U.S. state and local	—	2,651	953
Non-U.S.	164	448	220
Total current income tax (benefit) expense	(15,707)	12,418	1,427
Deferred:
U.S. federal	(83,830)	(36,294)	11,133
U.S. state and local	(19,761)	(6,076)	5,560
Non-U.S.	9	(3)	—
Total deferred income tax (benefit) expense	(103,582)	(42,373)	16,693
Income tax (benefit) expense	$(119,289)	$(29,955)	$18,120

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands, except percentage):

	Year Ended December 31,
	2020		2019		2018
	$	%	$	%	$	%
Income tax provision at statutory rate	$(196,646)	21.0%	$(99,808)	21.0%	$11,955	21.0%
State income taxes, net of federal income tax benefit	(37,566)	4.0	(5,374)	1.1	2,668	4.7
Goodwill impairment	—	—	71,650	(15.1)	—	—
Effect of change in apportionment factors	(2,228)	0.2	928	(0.2)	3,467	6.1
NOL carrybacks rate differential	(3,270)	0.4	—	—	—	—
Valuation allowance	121,659	(13.0)	—	—	—	—
Other, net	(1,238)	0.1	2,649	(0.5)	30	—
Income tax (benefit) expense	$(119,289)	12.7%	$(29,955)	6.3%	$18,120	31.8%

Deferred Tax Assets and Liabilities.  The Company has recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $2.1 million and $8.6 million as of December 31, 2020 and 2019, respectively. The federal NOL, and a portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.

The Company also has recorded deferred tax assets related to federal and state research and development (“R&D”) tax credit carryforwards of $4.3 million and $2.6 million, net of uncertain tax positions, as of December 31, 2020 and 2019, respectively.  The federal and state R&D tax credits generally may be carried forward 20 years and 5 years, respectively.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax liabilities:
Depreciation	$(4,887)	$(4,459)
Indefinite lived intangibles	(97,505)	(197,505)
Goodwill	—	(28,087)
Right of use assets	(4,031)	(3,893)
Other	(2,019)	(1,420)
Total deferred tax liabilities	$(108,442)	$(235,364)
Deferred income tax assets:
Accrued compensation	$7,600	$5,742
Definite lived intangibles	84,452	75,502
Goodwill	91,324	—
Lease obligations	4,377	3,793
NOL and tax credit carryforwards	6,403	11,152
Other	6,839	6,179
Total deferred tax assets	$200,995	$102,368
Less: Valuation allowance	(123,285)	—
Net deferred tax liability	$(30,732)	$(132,996)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Investments and other assets	$68	$—
Deferred tax liability	(30,800)	(132,996)
Net deferred tax liabilities	$(30,732)	$(132,996)

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic.  The CARES Act includes several significant business tax provisions that, among other things, would allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. As a result of the CARES Act, the Company estimates that it will be able to obtain a net tax refund of $9.9 million from the carryback of NOLs.  The Company's net receivable is included in Other current assets on the Consolidated Balance Sheet.

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

A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance as of January 1	$1,501	$595
Additions based on tax positions related to the current year	606	—
Additions for tax positions of prior years	498	906
Income before income taxes	$2,605	$1,501

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

completion at any given time. Generally, the Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after December 31, 2016.

Note 16. Segment Information

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

For the year ended December 31, 2020, the Company had one operating and reportable segment. For the years ended December 31, 2020, 2019 and 2018, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

Note 17. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2020
Revenue	$148,094	$102,009	$144,392	$153,008
Cost of revenue and operations	26,030	22,912	25,434	27,160
Operating (loss) income	(905,063)	(17,224)	19,063	15,897
Net (loss) income	(787,434)	(24,644)	(12,261)	7,219
(Loss) earnings per share, basic (1)	(11.76)	(0.37)	(0.18)	0.11
(Loss) earnings per share, diluted (1)	(11.76)	(0.37)	(0.18)	0.10

2019
Revenue	$154,198	$148,207	$152,090	$152,187
Cost of revenue and operations	25,579	24,319	25,089	24,562
Operating (loss) income	(4,054)	1,004	(447,716)	4,706
Net loss	(9,031)	(6,026)	(426,157)	(4,110)
Loss per share, basic (1)	(0.13)	(0.09)	(6.38)	(0.06)
Loss per share, diluted (1)	(0.13)	(0.09)	(6.38)	(0.06)

(1)	The total of the (Loss) earnings per share, basic and (Loss) earnings per share, diluted line items may not agree to the year ended December 31, 2020 and 2019 due to the rounding of quarterly amounts.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020 included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2020 and 2019, the related Consolidated Statements of (Loss) Income, Comprehensive (Loss) Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (2) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. The information required by this item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements. The financial statements required by this item are listed in Part II, Item 8., “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K and is incorporated herein by this reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1**	Separation and Distribution Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 2.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

3.2**	Amended and Restated By-Laws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on October 23, 2018, File No. 001-37869).

4.1**	Description of Securities

4.2**

Indenture, dated October 30, 2020, among Cars.com Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)

4.3**	Form of 6.375% Senior Note due 2028 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)

10.1**	Transition Services Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.2**	Employee Matters Agreement by and between TEGNA Inc. and Cars.com Inc. (incorporated by reference to Exhibit 10.3 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

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

10.5**

Second Amendment to Credit Agreement, dated as of June 15, 2020, by and among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 16, 2020, File No. 001-37869)

10.6**

Third Amendment to Credit Agreement, dated October 30, 2020, among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 30, 2020)

10.7**^	Cars.com Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.8**^	Cars.com Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.9**^	Cars.com, LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.10**^	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.11**^	Cars.com Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 10, 2019, File No. 001-37869).

Exhibit Number	Exhibit Description
10.12**^	Cars.com Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 10, 2019, File No. 001-37869).

10.13**^

Restricted Stock Unit Award Agreement, effective as of January 1, 2017, between TEGNA Inc. and Alex Vetter (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.14**^

Form of 2017 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on June 20, 2017, File No. 001-37869).

10.15**^	Form of 2017 Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 2017, File No. 001-37869).

10.16**^

Form of 2018 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

10.17**^

Form of Performance Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869)

10.18**^

Form of 2020 Employee Restricted Stock Unit Award Agreement (2020) issued under the Cars.com Inc. Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 6, 2020, File No. 001-37869)

10.19**^

Form of Employee Option Award Agreement issued under the Cars.com Inc. Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 6, 2020, File No. 001-37869)

10.20**^

Form of 2020 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on July 30, 2020, File No. 001-37869)

10.21**^

Letter Agreement, dated as of November 2, 2016, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

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

10.24**^

Letter Agreement, dated as of July 9, 2018, between Cars.com, LLC and Doug Miller (incorporated herein by reference to Exhibit 10.27 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

10.25**^	Employment Offer Letter, dated May 15, 2020, between Cars.com, LLC and Sonia Jain (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 18, 2020, File No. 001-37869)

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Previously filed.
^	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 25, 2021	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: February 25, 2021	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	Director, President and Chief Executive Officer	February 25, 2021
T. Alex Vetter	(Principal Executive Officer)

/s/ Sonia Jain	Chief Financial Officer	February 25, 2021
Sonia Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 25, 2021
Scott Forbes

/s/ Jerri DeVard	Director	February 25, 2021
Jerri DeVard

/s/ Jill Greenthal	Director	February 25, 2021
Jill Greenthal

/s/ Thomas Hale	Director	February 25, 2021
Thomas Hale

/s/ Michael Kelly	Director	February 25, 2021
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 25, 2021
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 25, 2021
Greg Revelle

/s/ Bala Subramanian	Director	February 25, 2021
Bala Subramanian

/s/ Bryan Wiener	Director	February 25, 2021
Bryan Wiener

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2020	$5,045	$4,380	$(5,330)	$269	$4,364
2019	4,441	4,897	(4,638)	345	5,045
2018	2,616	4,391	(3,383)	817	4,441