Form 10-Q
period 2021-03-31
Cars.com Inc.
filed 2021-05-06
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 68,643,592 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$53,724	$67,719
Accounts receivable, net	93,238	93,649
Prepaid expenses	9,952	6,491
Other current assets	1,324	10,222
Total current assets	158,238	178,081
Property and equipment, net	43,479	41,323
Intangible assets, net	813,507	835,166
Investments and other assets, net	20,582	21,142
Total assets	$1,035,806	$1,075,712
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$22,891	$16,512
Accrued compensation	9,178	18,319
Current portion of long-term debt	7,733	7,756
Other accrued liabilities	58,620	47,781
Total current liabilities	98,422	90,368
Noncurrent liabilities:
Long-term debt	524,260	576,143
Deferred tax liability	30,791	30,800
Other noncurrent liabilities	36,331	38,225
Total noncurrent liabilities	591,382	645,168
Total liabilities	689,804	735,536
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 68,531 and 67,387 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	685	674
Additional paid-in capital	1,529,830	1,530,493
Accumulated deficit	(1,178,909)	(1,184,187)
Accumulated other comprehensive loss	(5,604)	(6,804)
Total stockholders' equity	346,002	340,176
Total liabilities and stockholders' equity	$1,035,806	$1,075,712

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Dealer	$132,958	$125,361
OEM and National	18,069	19,393
Other	2,268	3,340
Total revenue	153,295	148,094
Operating expenses:
Cost of revenue and operations	27,831	26,030
Product and technology	16,760	14,873
Marketing and sales	53,211	54,922
General and administrative	13,266	14,117
Affiliate revenue share	—	6,369
Depreciation and amortization	25,680	30,961
Goodwill and intangible asset impairment	—	905,885
Total operating expenses	136,748	1,053,157
Operating income (loss)	16,547	(905,063)
Nonoperating expense:
Interest expense, net	(10,001)	(7,526)
Other income (expense), net	38	(9,501)
Total nonoperating expense, net	(9,963)	(17,027)
Income (loss) before income taxes	6,584	(922,090)
Income tax expense (benefit)	1,306	(134,656)
Net income (loss)	$5,278	$(787,434)
Weighted-average common shares outstanding:
Basic	67,787	66,938
Diluted	70,254	66,938
Earnings (loss) per share:
Basic	$0.08	$(11.76)
Diluted	0.08	(11.76)

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$5,278	$(787,434)
Other comprehensive income (loss), net of tax:
Interest rate swap	—	(7,761)
Reclassification of amortization of accumulated other comprehensive income (loss) on interest rate swap into net income (loss)	1,200	950
Total other comprehensive income (loss)	1,200	(6,811)
Comprehensive income (loss)	$6,478	$(794,245)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,184,187)	$(6,804)	$340,176
Net income	—	—	—	—	—	5,278	—	5,278
Other comprehensive income, net of tax	—	—	—	—	—	—	1,200	1,200
Shares issued in connection with stock-based compensation plans, net	—	—	1,144	11	(5,641)	—	—	(5,630)
Stock-based compensation	—	—	—	—	4,978	—	—	4,978
Balance at March 31, 2021	—	$—	68,531	$685	$1,529,830	$(1,178,909)	$(5,604)	$346,002

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(787,434)	—	(787,434)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,811)	(6,811)
Shares issued in connection with stock-based compensation plans, net	—	—	197	2	(906)	—	—	(904)
Stock-based compensation	—	—	—	—	1,971	—	—	1,971
Balance at March 31, 2020	—	$—	66,961	$670	$1,516,174	$(1,154,501)	$(14,453)	$347,890

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,278	$(787,434)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation	4,021	5,683
Amortization of intangible assets	21,659	25,278
Goodwill and intangible asset impairment	—	905,885
Impairment of non-marketable security	—	9,447
Amortization of accumulated other comprehensive income on interest rate swap	1,417	—
Stock-based compensation	4,978	1,971
Deferred income taxes	(226)	(133,064)
Provision for doubtful accounts	129	1,606
Amortization of debt issuance costs	834	556
Other, net	(34)	75
Changes in operating assets and liabilities:
Accounts receivable	282	5,087
Prepaid expenses	(3,461)	(1,566)
Other current assets	8,915	(218)
Other assets	328	458
Accounts payable	6,438	5,133
Accrued compensation	(9,141)	(7,682)
Other accrued liabilities	10,839	(1,661)
Other noncurrent liabilities	(1,894)	(662)
Net cash provided by operating activities	50,362	28,892
Cash flows from investing activities:
Purchase of property and equipment	(6,219)	(5,755)
Net cash used in investing activities	(6,219)	(5,755)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	—	165,000
Payments of long-term debt	(52,500)	(13,438)
Stock-based compensation plans, net	(5,630)	(904)
Payments of debt issuance costs and other fees	(8)	—
Net cash (used in) provided by financing activities	(58,138)	150,658
Net (decrease) increase in cash and cash equivalents	(13,995)	173,795
Cash and cash equivalents at beginning of period	67,719	13,549
Cash and cash equivalents at end of period	$53,724	$187,344
Supplemental cash flow information:
Cash (received) paid for income taxes, net of refunds	$(9,045)	$124
Cash paid for interest and interest rate swap	3,503	6,956

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through the marketplace, dealer websites and other digital products, the Company showcases dealer inventory, elevates and amplifies dealers’ and automotive manufacturers’ (“OEMs”) brands, connects sellers with the Company’s ready-to-buy audience and empowers shoppers with the resources and information needed to make confident car buying decisions. The Company’s digital solutions strategy builds on the rich data and audience of its digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. The Company’s portfolio of brands now includes Cars.com, Dealer Inspire, FUEL, DealerRater, Auto.com, PickupTrucks.com and NewCars.com.

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K dated February 25, 2021 (the “December 31, 2020 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2020 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation. In addition, effective January 1, 2021, the Company renamed its revenue categories as follows: "Direct" revenue is now "Dealer" revenue and "National advertising" revenue is now "OEM and National" revenue. This naming convention change has no impact on the components or the historical amounts of the respective revenue categories. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of Cars.com Inc. and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

NOTE 2. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended March 31,
Major products and services	2021	2020
Subscription advertising and digital solutions	$125,446	$117,263
Display advertising	21,957	23,359
Pay per lead	3,760	5,743
Other	2,132	1,729
Total revenue	$153,295	$148,094

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 3. Goodwill and Indefinite-lived Intangible Asset

In March 2020, the Company determined there was a triggering event, caused by the economic impacts of the novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions. The Company performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated at the time, due to the projected impacts of COVID-19, that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $505.9 million and $400.0 million related to its goodwill and indefinite-lived intangible asset, respectively.

NOTE 4. Debt

As of March 31, 2021, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of March 31, 2021, the outstanding principal amount under the Term Loan was $145.0 million and the interest rate in effect was 2.8%, not including the impact of the interest rate swap. During the three months ended March 31, 2021, the Company made $52.5 million in Term Loan payments, of which $50.0 million were voluntary.

Revolving Loan. As of March 31, 2021, $230.0 million was available to borrow under the Revolving Loan. The Company had zero drawdowns on the Revolving Loan during the three months ended March 31, 2021.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of March 31, 2021, the fair value of the outstanding indebtedness was approximately $560.6 million, compared to the carrying value of $545.0 million. As of December 31, 2020, the fair value approximated the carrying value.

NOTE 5. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million. The Swap was initially designated as a cash flow hedge of interest rate risk.

During the second quarter of 2020, the Company entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss). Subsequent to the second amendment, any changes in the fair value of the Swap are recorded within Other income (expense), net on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2020, the Company entered into the third amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, the Company wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. The Company will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss) through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other income (expense), net on the Consolidated Statements of Income (Loss).

As of March 31, 2021, the fair value of the Swap was an unrealized loss of $10.0 million, of which $8.6 million and $1.4 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the three months ended March 31, 2021 and 2020, $1.4 million and $1.0 million was reclassified from Accumulated other comprehensive

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

loss and recorded in Interest expense, net, respectively. During the three months ended March 31, 2021, the Company made payments of $2.1 million related to the Swap and $0.2 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

NOTE 6. Commitments and Contingencies

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

NOTE 7. Stock-Based Compensation

Restricted Stock Units (“RSUs”) and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of RSUs is equal to the Company’s common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest. Restricted Stock is subject to vesting over one year and the fair value of the Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the three months ended March 31, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	4,061	$8.31
Granted	1,351	15.17
Vested and delivered	(1,171)	8.20
Forfeited	(37)	8.54
Outstanding as of March 31, 2021 (1)(2)	4,204	10.54

(1)	Included in “Outstanding as of March 31, 2021” are 108 shares of Restricted Stock that were delivered, but not yet vested.
(2)	Included in “Outstanding as of March 31, 2021” are 91 RSUs that were vested, but not yet delivered.

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that may vest ranges from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue targets and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the three months ended March 31, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	730	$9.28
Granted	—	—
Vested and delivered	(588)	5.74
Forfeited	—	—
Outstanding as of March 31, 2021	142	23.98

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	513	$2.80	9.22	$3,028
Granted	291	9.63	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2021	804	5.27	9.33	3,880
Exercisable as of March 31, 2021	—	—	—	—

The fair value of the stock options granted during the three months ended March 31, 2021 and 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

	2021	2020
Risk-free interest rate	1.15%	1.01%
Weighted-average volatility	69.00%	53.08%
Dividend yield	0%	0%
Expected years until exercise	6.5	6.5

NOTE 8. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing Net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive effect. The computation of Earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$5,278	$(787,434)
Basic weighted-average common shares outstanding	67,787	66,938
Effect of dilutive stock-based compensation awards (1)	2,467	—
Diluted weighted-average common shares outstanding	70,254	66,938
Earnings (loss) per share, basic	$0.08	$(11.76)
Earnings (loss) per share, diluted	0.08	(11.76)

(1)

There were 1,815 and 4,516 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2021 and 2020, respectively, as their inclusion would have an anti-dilutive effect.

NOTE 9. Other Income (Expense), net

Included in Other income (expense), net in the three months ended March 31, 2020 was a full impairment of $9.4 million of a non-marketable investment, triggered by the COVID-19 pandemic and related restrictions. This investment had been recorded within Investments and other assets, net on the Consolidated Balance Sheets.

NOTE 10. Income Taxes

Deferred Tax Asset and Valuation Allowance. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during the three months ended March 31, 2020, the Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2021, which represents the balance of deferred tax assets that the Company has concluded that it is not more likely than not to realize. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized in future periods. As of March 31, 2021, the Company determined, based upon the evaluation of all available evidence, that there was sufficient significant negative evidence presented by the Company’s history of recent losses to conclude it was more likely than not that its deferred tax assets would not be realized.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Therefore, the Company has recorded a full valuation allowance against its deferred tax assets. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 19.8% for the three months ended March 31, 2021, which varied from the statutory federal income tax rate of 21%, primarily due to the tax benefit realized on stock-based compensation, offset in part by the full valuation allowance on the Company’s net deferred tax asset position recorded during the three months ended March 31, 2021. The effective income tax rate was 14.6% for the three months ended March 31, 2020. The effective tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the valuation allowance recorded during the three months ended March 31, 2020.

(In thousands, except percentages)	Three Months Ended March 31, 2021
Income tax provision at statutory rate	$1,383	21.0%
State income taxes, net of federal income tax benefit	236	3.6
Stock-based compensation	(2,679)	(40.7)
Uncertain tax positions	870	13.2
Valuation allowance	1,802	27.3
Other, net	(306)	(4.6)
Income tax expense	$1,306	19.8%

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the impact of the COVID-19 pandemic and related restrictions on our industry, our dealer customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including draws from our revolving loan, expense management and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

•	We may face difficulties in developing new solution offerings as a full-service solutions provider that help automotive brands and dealers create enduring customer relationships.
•	We cannot assure you that we will be able to continue to successfully develop and launch new products or grow our complementary product offerings.
•	The value of our assets or operations may be diminished if our information technology systems fail to perform adequately.
•	Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers may stop using our services and our revenue may decrease.
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

•	We rely on in-house content creation and development to drive organic traffic to the CARS sites and mobile applications.
•

Our ability to attract and retain dealer customers depends on our ability to collect and use data and develop tools to enable us to effectively deliver and accurately measure advertisements on our platform.

•

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

•	Adverse results from litigation or governmental investigations could impact our business practices and operating results.
•	The value of our existing intangible assets may become impaired depending upon future operating results.
•	If we expand into new geographic markets, we may be prevented from using our brands in such markets.
•	Seasonality may cause fluctuations in our revenue and operating results.
•	We do not expect to pay any cash dividends for the foreseeable future.
•	Your percentage of ownership in the Company may be diluted in the future.
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

•

Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process, potential phasing out of LIBOR and any transition to the Secured Overnight Financing Rate may adversely affect the market value of our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021, our Current Reports on Form 8-K filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and related restrictions. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview

We are a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers’ (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. Our portfolio of brands now includes Cars.com, Dealer Inspire, FUEL, DealerRater, Auto.com, PickupTrucks.com and NewCars.com.

Overview of Results

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$153,295	$148,094
Net income (loss) (1)	5,278	(787,434)

(1)	The net loss for the three months ended March 31, 2020 was primarily attributed to the goodwill and intangible asset impairment of $905.9 million.

2021 Highlights and Trends

Dealer Customers. In the first quarter of 2021, Dealer Customers increased by 451, or 2%, to 18,823 as of March 31, 2021, as compared with 18,372 as of December 31, 2020. This increase was a result of continued strong retention rates and new sales to marketplace and digital solutions dealer customers.

FUEL. Launched in early 2020, FUEL is a unique, high ROI, targeted video advertising solution that generates higher returns than high-cost broadcast television, on which the auto industry spends approximately $10 billion per year, as well as spend on other expensive advertising mediums. FUEL enables dealerships and OEMs to target and reach purely in-market car shoppers by leveraging the power of Cars.com's exclusive first-party audience data.

FordDirect Agreement. In April 2021, we announced that we were selected by FordDirect as a preferred website and technology platform provider for its approximately 3,000 local U.S. dealerships.

Technology Transformation. In 2019, our product and technology teams prioritized shifting our technology spend towards innovation to improve our speed of product delivery, to enable integration across current and future systems, and to migrate our systems to the cloud (the “Technology Transformation”). As part of this process, we continue to modernize our technology platform and invest in a more efficient cloud-based infrastructure focused on machine learning, product innovation and growth. Although the impact of the COVID-19 pandemic has elongated our timeline for the completion of the Technology Transformation, we have achieved cost efficiencies and expect to achieve further cost efficiencies upon completion of the Technology Transformation.

Impact of COVID-19 on our business. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). During the year ended December 31, 2020 and to a lesser extent during the three months ended March 31, 2021, our business, financial condition, liquidity and operating results were adversely affected by the COVID-19 pandemic and related restrictions, which caused a widespread increase in unemployment and resulted in reduced consumer spending and an economic recession.

The future effects of the COVID-19 pandemic and related restrictions still remain relatively unknown and depend on factors outside of our control. However, we believe our marketplace, advertising and digital solutions were critical in helping our customers navigate the challenges of the pandemic and related restrictions through March 31, 2021. We also believe our solutions will continue to be important tools to our customers in the future and, in particular, help mitigate any potential future impacts of the pandemic and related restrictions.

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

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Traffic	156,604,000	158,921,000	(1)%
Average Monthly Unique Visitors	25,957,000	24,929,000	4%

Information regarding Dealer Customers and Monthly Average Revenue Per Dealer is as follows:

	March 31, 2021	March 31, 2020	% Change	December 31, 2020	% Change
Dealer Customers	18,823	18,938	(1)%	18,372	2%
Monthly Average Revenue Per Dealer	$2,268	$2,092	8%	$2,264	0%

Traffic. Traffic is fundamental to our business. Traffic to the CARS network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is defined as the number of visits to CARS desktop and mobile properties (responsive sites and mobile apps), measured using Adobe Analytics. Traffic does not include traffic to Dealer Inspire websites. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealer customers and national advertisers.

Traffic was down slightly year-over-year. For the three months ended March 31, 2021 and 2020, mobile traffic accounted for 75% and 76% of total Traffic, respectively.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors and consumer traffic to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. UVs do not include Dealer Inspire UVs. We measure UVs using Adobe Analytics.

The growth in UVs was driven by heightened consumer demand resulting from an increase in consumer confidence due to the recently passed economic stimulus and the further opening of the economy.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our products. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period.

ARPD was flat compared to the three months ended December 31, 2020.

ARPD increased 8% from March 31, 2020, primarily driven by growth in FUEL revenue, which was launched in early 2020.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 2% from December 31, 2020. This increase was a result of continued strong retention rates and new sales to dealer customers.

Total Dealer Customers declined 1% from March 31, 2020. This decrease was primarily driven by lower new dealer customer sales and higher cancellations of marketplace customers in the second quarter of 2020, principally due to the COVID-19 pandemic and related restrictions. This decrease was partially offset by growth in digital solutions customers.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive environment, including inventory supply, which is currently under pressure due to semiconductor shortages, as well as, other macroeconomic factors, and changes related to automotive advertising. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments with technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers will assist us as we navigate a rapidly changing marketplace. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, home delivery, online chat and our FUEL product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market, undecided car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Dealer	$132,958	$125,361	$7,597	6%
OEM and National	18,069	19,393	(1,324)	(7)%
Other	2,268	3,340	(1,072)	(32)%
Total revenue	153,295	148,094	5,201	4%
Operating expenses:
Cost of revenue and operations	27,831	26,030	1,801	7%
Product and technology	16,760	14,873	1,887	13%
Marketing and sales	53,211	54,922	(1,711)	(3)%
General and administrative	13,266	14,117	(851)	(6)%
Affiliate revenue share	—	6,369	(6,369)	***%
Depreciation and amortization	25,680	30,961	(5,281)	(17)%
Goodwill and intangible asset impairment	—	905,885	(905,885)	***%
Total operating expenses	136,748	1,053,157	(916,409)	(87)%
Operating income (loss)	16,547	(905,063)	921,610	***%
Nonoperating expense:
Interest expense, net	(10,001)	(7,526)	(2,475)	(33)%
Other income (expense), net	38	(9,501)	9,539	***%
Total nonoperating expense, net	(9,963)	(17,027)	7,064	41%
Income (loss) before income taxes	6,584	(922,090)	928,674	***%
Income tax expense (benefit)	1,306	(134,656)	135,962	***%
Net income (loss)	$5,278	$(787,434)	$792,712	***%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 86.7% and 84.6% of total revenue for the three months ended March 31, 2021 and 2020, respectively. The overall increase was $7.6 million or 6% compared to the three months ended March 31, 2020, driven by an increase in ARPD as a result of growth in digital solutions and FUEL revenue, partially offset by a decline in dealer customers.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 11.8% and 13.1% of total revenue for the three months ended March 31, 2021 and 2020, respectively. OEM and National revenue declined 7%, primarily due to less spending by the OEMs due to the COVID-19 pandemic and related restrictions.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18.2% and 17.6% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Cost of revenue and operations expense increased primarily due to growth in digital solutions, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial, data strategy and search engine optimization teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 10.9% and 10.0% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Product and technology expense increased, primarily due to higher compensation costs, including share-based compensation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 34.7% and 37.1% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Marketing and sales expense decreased, primarily due to a $1.5 million reduction of our provision for doubtful accounts, which had increased in 2020 due to the uncertain impact of the COVID-19 pandemic and related restrictions.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 8.7% and 9.5% of total revenue for the three months ended March 31, 2021 and 2020, respectively. General and administrative expense decreased, primarily due to lower severance costs compared to the three months ended March 31, 2020.

Affiliate revenue share. Affiliate revenue share expense represented payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expense ended in June 2020. For information related to affiliates, see Note 7 (Unfavorable Contracts Liability) in Part II, Item 8., “Financial Statements and Supplementary Data”, of the Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021.

Depreciation and amortization. Depreciation and amortization expense decreased primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

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

Interest expense, net. Interest expense, net increased by $2.5 million compared to the prior year period, due to a higher overall interest rate on our outstanding debt, partially offset by lower debt outstanding. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income (expense), net. Other income (expense), net decreased, primarily due to the $9.4 million impairment of a non-marketable investment, triggered by the COVID-19 pandemic during the first quarter of 2020. For information related to the impairment, see Note 9 (Other Income (Expense), net) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of Income (loss) before income taxes, was 19.8% for the three months ended March 31, 2021, lower than the statutory federal income tax rate of 21%, primarily due to the tax benefit realized on stock-based compensation, offset in part by the full valuation allowance on our net deferred tax asset position recorded during the three months ended March 31, 2021.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with the Term Loan, Revolving Loan and the Senior Unsecured Notes described below, provide adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic and related restrictions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the Third Amendment to the Credit Agreement. For information related to the Credit Amendment, as amended, see Note 8 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of the Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of March 31, 2021, Cash and cash equivalents were $53.7 million and including the undrawn Revolving Loan our total liquidity was $283.7 million.

Term Loan, Revolving Loan and Senior Unsecured Notes. As of March 31, 2021, the outstanding aggregate principal amount of our debt was $545.0 million, at an effective interest rate of 5.4%, not including the impact of the interest rate swap, including $145.0 million of outstanding principal under the Term Loan, with an effective interest rate of 2.8% and outstanding senior unsecured notes of $400.0 million, at an effective interest rate of 6.375%. During the three months ended March 31, 2021, we made $52.5 million in Term Loan payments, of which $50.0 million were voluntary. As of March 31, 2021, we had $230.0 million available to borrow under the Revolving Loan. Our borrowings are limited by our senior secured leverage ratio and consolidated interest coverage ratio, which are calculated in accordance with our Credit Agreement, and were 0.86x and 5.86x as of March 31, 2021, respectively.

Interest Rate Swap. The interest rate on borrowings under our Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, on a notional amount of $300 million. The Swap was initially designated as a cash flow hedge of interest rate risk.

During the second quarter of 2020, we entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss). Subsequent to the second amendment, any changes in the fair value of the Swap is recorded within Other income (expense), net on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2020, we entered into the third amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, we wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. We will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss) through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other income (expense), net on the Consolidated Statements of Income (Loss).

As of March 31, 2021, the fair value of the Swap was an unrealized loss of $10.0 million, of which $8.6 million and $1.4 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.

During the three months ended March 31, 2021 and 2020, $1.4 million and $1.0 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively.

During the three months ended March 31, 2021, we made payments of $2.1 million related to the Swap as the result of London Interbank Offered Rate (“LIBOR”) rates falling below the swap rate of 2.96%. During the three months ended March 31, 2021, $0.2 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

Cash Flows.  Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$50,362	$28,892	$21,470
Investing activities	(6,219)	(5,755)	(464)
Financing activities	(58,138)	150,658	(208,796)
Net change in cash and cash equivalents	$(13,995)	$173,795	$(187,790)

Operating Activities. The increase in cash provided by operating activities was primarily related to the increase of net income (loss), excluding the impact of non-cash items, as well as changes in operating assets and liabilities, primarily due to a decrease in taxes receivable related to the receipt of a $9.1 million tax refund from the carryback of federal and state income tax net operating loss as a result of the CARES Act and an increase in accrued interest related to the Senior Unsecured Notes.

Investing Activities. The increase in cash used in investing activities is due to an increase in purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2021, cash used in financing activities is primarily related to $52.5 million of debt repayments, of which $50.0 million were voluntary. During the three months ended March 31, 2020, cash used in financing activities is primarily related to $165.0 million in proceeds related to the draw on our Revolving Loan, partially offset by $13.4 million in debt repayments, of which $5.0 million was voluntarily paid. For information related to our debt, see Note 4 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. There were no significant new accounting pronouncements applicable to us in the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021. Our exposures to market risk have not changed materially since December 31, 2020.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021, which could materially affect our business, financial condition, results of operations and future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: May 6, 2021	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer