Form 10-Q
period 2021-06-30
Cars.com Inc.
filed 2021-08-05
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 68,964,591 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$52,185	$67,719
Accounts receivable, net	100,491	93,649
Prepaid expenses	8,303	6,491
Other current assets	1,298	10,222
Total current assets	162,277	178,081
Property and equipment, net	46,450	41,323
Intangible assets, net	792,168	835,166
Investments and other assets, net	19,989	21,142
Total assets	$1,020,884	$1,075,712
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$25,394	$16,512
Accrued compensation	13,926	18,319
Current portion of long-term debt	7,727	7,756
Other accrued liabilities	48,925	47,781
Total current liabilities	95,972	90,368
Noncurrent liabilities:
Long-term debt	502,357	576,143
Deferred tax liability	30,792	30,800
Other noncurrent liabilities	34,321	38,225
Total noncurrent liabilities	567,470	645,168
Total liabilities	663,442	735,536
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 68,964 and 67,387 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	690	674
Additional paid-in capital	1,534,098	1,530,493
Accumulated deficit	(1,172,943)	(1,184,187)
Accumulated other comprehensive loss	(4,403)	(6,804)
Total stockholders' equity	357,442	340,176
Total liabilities and stockholders' equity	$1,020,884	$1,075,712

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Dealer	$136,866	$83,242	$269,824	$208,603
OEM and National	16,329	16,021	34,398	35,414
Other	2,335	2,746	4,603	6,086
Total revenue	155,530	102,009	308,825	250,103
Operating expenses:
Cost of revenue and operations	28,219	22,912	56,050	48,942
Product and technology	19,434	12,031	36,194	26,904
Marketing and sales	51,309	32,036	104,520	86,958
General and administrative	15,615	16,460	28,881	30,577
Affiliate revenue share	—	4,601	—	10,970
Depreciation and amortization	25,298	31,193	50,978	62,154
Goodwill and intangible asset impairment	—	—	—	905,885
Total operating expenses	139,875	119,233	276,623	1,172,390
Operating income (loss)	15,655	(17,224)	32,202	(922,287)
Nonoperating expense:
Interest expense, net	(9,839)	(7,924)	(19,840)	(15,450)
Other (expense) income, net	(39)	557	(1)	(8,944)
Total nonoperating expense, net	(9,878)	(7,367)	(19,841)	(24,394)
Income (loss) before income taxes	5,777	(24,591)	12,361	(946,681)
Income tax (benefit) expense	(189)	53	1,117	(134,603)
Net income (loss)	$5,966	$(24,644)	$11,244	$(812,078)
Weighted-average common shares outstanding:
Basic	68,869	67,256	68,328	67,095
Diluted	70,694	67,256	70,790	67,095
Earnings (loss) per share:
Basic	$0.09	$(0.37)	$0.16	$(12.10)
Diluted	0.08	(0.37)	0.16	(12.10)

  The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,966	$(24,644)	$11,244	$(812,078)
Other comprehensive income (loss), net of tax:
Interest rate swap	—	(345)	—	6,466
Reclassification of amortization of accumulated other comprehensive loss on interest rate swap into Net income (loss)	1,201	(300)	2,401	(300)
Total other comprehensive income (loss)	1,201	(645)	2,401	6,166
Comprehensive income (loss)	$7,167	$(25,289)	$13,645	$(805,912)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,184,187)	$(6,804)	$340,176
Net income	—	—	—	—	—	5,278	—	5,278
Other comprehensive income, net of tax	—	—	—	—	—	—	1,200	1,200
Shares issued in connection with stock-based compensation plans, net	—	—	1,144	11	(5,641)	—	—	(5,630)
Stock-based compensation	—	—	—	—	4,978	—	—	4,978
Balance at March 31, 2021	—	$—	68,531	$685	$1,529,830	$(1,178,909)	$(5,604)	$346,002
Net income	—	—	—	—	—	5,966	—	5,966
Other comprehensive income, net of tax	—	—	—	—	—	—	1,201	1,201
Shares issued in connection with stock-based compensation plans, net	—	—	433	5	(1,424)	—	—	(1,419)
Stock-based compensation	—	—	—	—	5,692	—	—	5,692
Balance at June 30, 2021	—	$—	68,964	$690	$1,534,098	$(1,172,943)	$(4,403)	$357,442

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(787,434)	—	(787,434)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,811)	(6,811)
Shares issued in connection with stock-based compensation plans, net	—	—	197	2	(906)	—	—	(904)
Stock-based compensation	—	—	—	—	1,971	—	—	1,971
Balance at March 31, 2020	—	$—	66,961	$670	$1,516,174	$(1,154,501)	$(14,453)	$347,890
Net loss	—	—	—	—	—	(24,644)	—	(24,644)
Other comprehensive income, net of tax	—	—	—	—	—	—	645	645
Shares issued in connection with stock-based compensation plans, net	—	—	239	2	593	—	—	595
Stock-based compensation	—	—	—	—	4,295	—	—	4,295
Balance at June 30, 2020	—	$—	67,200	$672	$1,521,062	$(1,179,145)	$(13,808)	$328,781

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,244	$(812,078)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation	7,980	11,599
Amortization of intangible assets	42,998	50,555
Goodwill and intangible asset impairment	—	905,885
Impairment of non-marketable security	—	9,447
Unrealized gain on interest rate swap	—	(558)
Amortization of accumulated other comprehensive loss on interest rate swap	2,835	300
Stock-based compensation	10,670	6,266
Deferred income taxes	(442)	(133,064)
Provision for doubtful accounts	211	2,846
Amortization of debt issuance costs	1,657	1,377
Other, net	(44)	142
Changes in operating assets and liabilities:
Accounts receivable	(7,053)	24,363
Prepaid expenses	(1,812)	(540)
Other current assets	8,951	(2,368)
Other assets	690	589
Accounts payable	8,888	1,973
Accrued compensation	(4,393)	(5,942)
Other accrued liabilities	1,143	(933)
Other noncurrent liabilities	(3,904)	(2,230)
Net cash provided by operating activities	79,619	57,629
Cash flows from investing activities:
Purchase of property and equipment	(13,095)	(8,725)
Net cash used in investing activities	(13,095)	(8,725)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	—	165,000
Payments of long-term debt	(75,000)	(166,875)
Stock-based compensation plans, net	(7,049)	(309)
Payments of debt issuance costs and other fees	(9)	(3,324)
Net cash used in financing activities	(82,058)	(5,508)
Net (decrease) increase in cash and cash equivalents	(15,534)	43,396
Cash and cash equivalents at beginning of period	67,719	13,549
Cash and cash equivalents at end of period	$52,185	$56,945
Supplemental cash flow information:
Cash (received) paid for income taxes	$(8,875)	$318
Cash paid for interest and interest rate swap	19,634	13,889

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business, Company History and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through the marketplace, dealer websites and other digital products, the Company showcases dealer inventory, elevates and amplifies dealers’ and automotive manufacturers’ (“OEMs”) brands, connects sellers with the Company’s ready-to-buy audience and empowers shoppers with the resources and information needed to make confident car buying decisions. The Company’s digital solutions strategy builds on the rich data and audience of its digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. The Company’s portfolio of brands includes Cars.com, Dealer Inspire, FUEL, DealerRater, Auto.com, PickupTrucks.com and NewCars.com.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2020 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Major products and services	2021	2020	2021	2020
Subscription advertising and digital solutions	$128,733	$79,449	$254,179	$196,712
Display advertising	21,322	16,558	43,279	39,917
Pay per lead	3,280	4,769	7,040	10,512
Other	2,195	1,233	4,327	2,962
Total revenue	$155,530	$102,009	$308,825	$250,103

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 3. Goodwill and Indefinite-lived Intangible Asset

In March 2020, the Company determined there was a triggering event, caused by the economic impacts of the novel coronavirus disease 2019 pandemic and related restrictions (“COVID-19”). The Company performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated at the time, due to the projected impacts of COVID-19, that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $505.9 million and $400.0 million related to its goodwill and indefinite-lived intangible asset, respectively.

NOTE 4. Debt

As of June 30, 2021, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of June 30, 2021, the outstanding principal amount under the Term Loan was $122.5 million and the interest rate in effect was 2.5%, not including the impact of the interest rate swap. During the six months ended June 30, 2021, the Company made $75.0 million in Term Loan payments, of which $70.0 million were voluntary.

Revolving Loan. As of June 30, 2021, $230.0 million was available to borrow under the Revolving Loan. The Company had zero drawdowns on the Revolving Loan during the six months ended June 30, 2021.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of June 30, 2021, the fair value of the outstanding indebtedness was approximately $546.9 million, compared to the carrying value of $522.5 million. As of December 31, 2020, the fair value approximated the carrying value.

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

During the second quarter of 2020, the Company entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of Income (Loss). Subsequent to the second amendment, any changes in the fair value of the Swap are recorded within Other (expense) income, net on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2020, the Company entered into the third amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, the Company wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. The Company will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of Income (Loss) through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other (expense) income, net on the Consolidated Statements of Income (Loss).

As of June 30, 2021, the fair value of the Swap was an unrealized loss of $7.9 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the six months ended June 30, 2021 and 2020, $2.8 million and $0.3 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the six months ended June 30, 2021, the Company

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

made payments of $4.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of Income (Loss).

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

NOTE 7. Stock-Based Compensation

Restricted Stock Units (“RSUs”) and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest. Restricted Stock is subject to graded vesting over one year and the fair value of the Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the six months ended June 30, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	4,061	$8.31
Granted	1,554	15.02
Vested and delivered	(1,493)	8.36
Forfeited	(201)	9.13
Outstanding as of June 30, 2021 (1)	3,921	10.91

(1)
Included in “Outstanding as of June 30, 2021” are 64 RSUs that were vested, but not yet delivered.

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the six months ended June 30, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	730	$9.28
Granted	—	—
Vested and delivered	(588)	5.74
Forfeited	—	—
Outstanding as of June 30, 2021	142	23.98

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	513	$2.80	9.22	$3,028
Granted	291	9.63	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2021	804	5.27	9.08	4,583
Exercisable as of June 30, 2021	—	—	—	—

The fair value of the stock options granted during the six months ended June 30, 2021 and 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,966	$(24,644)	$11,244	$(812,078)
Basic weighted-average common shares outstanding	68,869	67,256	68,328	67,095
Effect of dilutive stock-based compensation awards (1)	1,825	—	2,462	—
Diluted weighted-average common shares outstanding	70,694	67,256	70,790	67,095
Earnings (loss) per share, basic	$0.09	$(0.37)	$0.16	$(12.10)
Earnings (loss) per share, diluted	0.08	(0.37)	0.16	(12.10)

(1)
There were 1,316 and 1,829 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended June 30, 2021 and June 30, 2020, respectively, and 1,362 and 4,885 potential common shares for the six months ended June 30, 2021 and June 30, 2020, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 9. Other (Expense) Income, net

Included in Other (expense) income, net in the six months ended June 30, 2020 was a full impairment of $9.4 million of a non-marketable investment, triggered by the COVID-19 pandemic.

NOTE 10. Income Taxes

Deferred Tax Asset and Valuation Allowance. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during the six months ended June 30, 2020, the Company has concluded a valuation allowance is required against its deferred tax assets as of June 30, 2021. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative and determined that the Company’s history of recent losses was sufficient significant negative evidence to require a valuation allowance. Therefore, the Company has recorded a valuation allowance to reduce its deferred tax assets as of June 30, 2021 to the amount that is more likely than not to be realized in future periods. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Tax Refund. During the six months ended June 30, 2021, the Company received a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 9% for the six months ended June 30, 2021, which varied from the statutory federal income tax rate of 21%, primarily due to the tax benefit realized on stock-based compensation, offset in part by the valuation allowance on the Company’s net deferred tax asset position recorded during the six months ended June 30, 2021. The effective income tax rate was 14% for the six months ended June 30, 2020. The effective tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the valuation allowance recorded during the six months ended June 30, 2020.

(In thousands, except percentages)	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Income tax provision at statutory rate	$1,213	21.0%	$2,596	21.0%
State income taxes, net of federal income tax benefit	201	3.5	437	3.5
Tax credits	164	2.8	(819)	(6.6)
Stock-based compensation	(223)	(3.9)	(2,902)	(23.5)
Uncertain tax positions	22	0.4	1,211	9.8
Valuation allowance	(1,186)	(20.5)	1,227	9.9
Other, net	(380)	(6.6)	(633)	(5.1)
Income tax (benefit) expense	$(189)	(3.3)%	$1,117	9.0%

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the economic impacts of the novel coronavirus disease 2019 pandemic and related restrictions (“COVID-19”) on our industry, our dealer customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including draws from our revolving loan, expense management and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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
•
We rely on technology systems’ availability and ability to prevent unauthorized access. If our security and resiliency measures fail to prevent incidents, it could result in damage to our reputation, incur costs, loss of customers and create liabilities.
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

Business Overview

We are a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers’ (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. Our portfolio of brands includes Cars.com, Dealer Inspire, FUEL, DealerRater, Auto.com, PickupTrucks.com and NewCars.com.

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue (1)	$155,530	$102,009	$308,825	$250,103
Net income (loss) (2)	5,966	(24,644)	11,244	(812,078)

(1)
The increase in revenue for the three and six months ended June 30, 2021 was primarily due to lower revenue in the second quarter of 2020, resulting from approximately $38.2 million of COVID-19 pandemic-related invoice credits that we issued to our marketplace dealer customers during the second quarter of 2020.
(2)
The net loss for the three months ended June 30, 2020 was primarily attributed to the decline in revenue, partially offset by our management of expenses to adjust to changes in revenue due to the COVID-19 pandemic. The net loss for the six months ended June 30, 2020 was primarily attributed to the goodwill and intangible asset impairment of $905.9 million, or $757.1 million net of tax, as well as the impact of the COVID-19 pandemic.

2021 Highlights and Trends

Dealer Customers. In the second quarter of 2021, Dealer Customers increased by 22, as compared with March 31, 2021, continuing four consecutive quarters of growth in Dealer Customers.

Total Dealer Customers increased by 812, as compared with June 30, 2020. This increase was a result of sustained high retention rates, new sales to dealer customers following the higher cancellations of marketplace customers in the second quarter of 2020, principally due to the COVID-19 pandemic.

FUEL. Launched in early 2020, FUEL is a unique, high ROI, targeted video advertising solution that generates superior returns than high-cost broadcast television, on which the auto industry spends approximately $10 billion per year, in addition to what is spent on other expensive advertising mediums. FUEL continues to be one of our fastest growing products. FUEL enables dealerships and OEMs to target and reach in-market car shoppers by leveraging the power of Cars.com's exclusive first-party audience data.

FordDirect Agreement. In April 2021, we announced that we were selected by FordDirect as a preferred website and technology platform provider for its approximately 3,000 local U.S. dealerships.

Technology Transformation. In June 2021, we announced the completion of our transformed online platform and mobile app for our users. Our new Cars.com site offers load times up to 80% faster and real-time inventory updates of over 50,000 cars added to the site daily - an especially important feature in today's car-inventory-starved environment. The upgraded Cars.com, built on cloud-based technology, now delivers a more streamlined and dynamic experience for both car shoppers and sellers. Our updated site experience builds on its wealth of content and offers even more advanced tools, interactive features and personalized content combined with a vibrant, intuitive and accelerated path to purchase.

Debt Repayments. During the six months ended June 30, 2021, we made $75.0 million of debt repayments, of which $70.0 million were voluntary pre-payments.

Impact of COVID-19 on our business. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). As cases of COVID-19 persist in various regions around the globe and new COVID-19 variants emerge, these related restrictions may still be enforced or be renewed in certain markets. During the year ended December 31, 2020 and to a lesser extent during the six months ended June 30, 2021, our business, financial condition, liquidity and operating results were adversely affected by the COVID-19 pandemic, as a widespread increase in unemployment and reduced consumer spending impacted the greater macroeconomic automotive industry.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Traffic	158,438,000	143,972,000	10%	315,042,000	302,893,000	4%
Average Monthly Unique Visitors	26,391,000	22,810,000	16%	26,174,000	23,869,000	10%

Information regarding Dealer Customers and Monthly Average Revenue Per Dealer is as follows:

	June 30, 2021	June 30, 2020	% Change	March 31, 2021	% Change
Dealer Customers	18,845	18,033	5%	18,823	0%
Monthly Average Revenue Per Dealer	$2,299	$1,442	59%	$2,268	1%

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

We believe the growth in Traffic was driven by heightened consumer demand resulting from an increase in consumer confidence due to the economic stimulus and the further re-opening of the economy, as well as investment in and efficiencies gained in performance media channels and search engine optimization ("SEO").

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

The growth in UVs was driven by heightened consumer demand resulting from an increase in consumer confidence due to the economic stimulus and the further re-opening of the economy, as well as investment in and efficiencies gained in performance media channels and SEO.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our products. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period.

ARPD increased 1% from March 31, 2021, primarily driven by growth in FUEL revenue, which was launched in early 2020.

ARPD increased 59% from June 30, 2020, primarily driven by lower revenue in the second quarter of 2020 resulting from the COVID-19 pandemic-related invoice credits we provided to our marketplace dealer customers during the second quarter of 2020, as well as continued growth in revenue across our portfolio of products.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Although total Dealer Customers was flat on a percentage basis as compared to March 31, 2021, Dealer Customers increased slightly by 22.

Total Dealer Customers increased 5% from June 30, 2020. This increase was a result of sustained high retention rates, new sales to dealer customers following the higher cancellations of marketplace customers in the second quarter of 2020, principally due to the COVID-19 pandemic.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive ecosystem, including inventory supply, which is currently under pressure due to semiconductor shortages, and changes related to automotive advertising as well as other macroeconomic factors. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, home delivery, online chat and our FUEL product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market, car shoppers and innovative solutions deliver significant value to our customers.

The future effects of the COVID-19 pandemic are unknown and depend on numerous factors outside of our control. However, we believe our marketplace, advertising and digital solutions remain critical in helping our customers navigate certain challenges of the pandemic and related restrictions. We also believe our solutions will continue to be important tools for our customers in the future and, in particular, may help mitigate potential future impacts of the pandemic and related restrictions.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Dealer	$136,866	$83,242	$53,624	64%
OEM and National	16,329	16,021	308	2%
Other	2,335	2,746	(411)	(15)%
Total revenue	155,530	102,009	53,521	52%
Operating expenses:
Cost of revenue and operations	28,219	22,912	5,307	23%
Product and technology	19,434	12,031	7,403	62%
Marketing and sales	51,309	32,036	19,273	60%
General and administrative	15,615	16,460	(845)	(5)%
Affiliate revenue share	—	4,601	(4,601)	***%
Depreciation and amortization	25,298	31,193	(5,895)	(19)%
Total operating expenses	139,875	119,233	20,642	17%
Operating income (loss)	15,655	(17,224)	32,879	***%
Nonoperating expense:
Interest expense, net	(9,839)	(7,924)	(1,915)	(24)%
Other (expense) income, net	(39)	557	(596)	***%
Total nonoperating expense, net	(9,878)	(7,367)	(2,511)	(34)%
Income (loss) before income taxes	5,777	(24,591)	30,368	***%
Income tax (benefit) expense	(189)	53	(242)	***%
Net income (loss)	$5,966	$(24,644)	$30,610	***%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 88.0% and 81.6% of total revenue for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2020, Dealer revenue was impacted significantly by our response to the COVID-19 pandemic. In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, approximately $38.2 million of financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. Dealer revenue increased $53.6 million or 64% compared to the three months ended June 30, 2020, driven primarily by a 59% increase in ARPD from June 30, 2020, primarily due the COVID-19 pandemic-related invoice credits. In addition, we experienced continued growth in our solutions products, as well as a 5% increase in Dealer Customers.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 10.5% and 15.7% of total revenue for the three months ended June 30, 2021 and 2020, respectively. OEM and National revenue increased by 2%, primarily due to increased spending relative to the impact of COVID-19 in the second quarter of 2020, partially offset by continued OEM production slowdowns in the second quarter of 2021.

Operating expenses. For the three months ended June 30, 2020, several of the financial statement line items described below were significantly lower as compared to the three months ended June 30, 2021, due to our management of expenses in 2020 in response to the COVID-19 pandemic. With respect to managing our expenses, we implemented multiple initiatives to align our expenses with the lower revenue resulting from our invoice credits. These steps included an employee furlough and reduction in force, salary reductions, freezes on hiring and temporary labor, deferral of merit and promotion increases; a reduction of our marketing expense; partnering with our vendors to temporarily reduce cost; and significant reductions of non-essential spending in categories such as travel and entertainment ("COVID-19 pandemic expense adjustments").

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18.1% and 22.5% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Cost of revenue and operations expense increased, primarily due to the prior year COVID-19 pandemic expense adjustments, as well as growth in digital solutions, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial, data strategy and search engine optimization teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 12.5% and 11.8% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Product and technology expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments, as well as timing of software license costs.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 33.0% and 31.4% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Marketing and sales expense increased, primarily due to the prior year's COVID-19 pandemic expense reductions.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 10.0% and 16.1% of total revenue for the three months ended June 30, 2021 and 2020, respectively. General and administrative expense decreased, primarily due to the impact of the COVID-19 pandemic expense adjustments in the second quarter of 2020.

Affiliate revenue share. Affiliate revenue share expense represented payments made to affiliates pursuant to our affiliate agreements. Affiliate revenue share expense ended in June 2020. For information related to affiliates, see Note 7 (Unfavorable Contracts Liability) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net increased by $1.9 million compared to the prior year period, due to a higher overall interest rate on our outstanding debt, partially offset by lower debt outstanding. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other (expense) income, net. The change in Other (expense) income, net was primarily due to the unrealized gain on the mark-to-market adjustment related to the interest rate swap in the second quarter of 2020. For information related to the Swap, see Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax (benefit) expense as a percentage of Income (loss) before income taxes, was (3%) for the three months ended June 30, 2021, lower than the statutory federal income tax rate of 21%, primarily due to the release of a portion of our valuation allowance, as well as the tax benefit realized on stock-based compensation during the three months ended June 30, 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Dealer	$269,824	$208,603	$61,221	29%
OEM and National	34,398	35,414	(1,016)	(3)%
Other	4,603	6,086	(1,483)	(24)%
Total revenue	308,825	250,103	58,722	23%
Operating expenses:
Cost of revenue and operations	56,050	48,942	7,108	15%
Product and technology	36,194	26,904	9,290	35%
Marketing and sales	104,520	86,958	17,562	20%
General and administrative	28,881	30,577	(1,696)	(6)%
Affiliate revenue share	—	10,970	(10,970)	***%
Depreciation and amortization	50,978	62,154	(11,176)	(18)%
Goodwill and intangible asset impairment	—	905,885	(905,885)	***%
Total operating expenses	276,623	1,172,390	(895,767)	(76)%
Operating income (loss)	32,202	(922,287)	954,489	***%
Nonoperating expense:
Interest expense, net	(19,840)	(15,450)	(4,390)	(28)%
Other expense, net	(1)	(8,944)	8,943	***%
Total nonoperating expense, net	(19,841)	(24,394)	4,553	19%
Income (loss) before income taxes	12,361	(946,681)	959,042	***%
Income tax expense (benefit)	1,117	(134,603)	135,720	***%
Net income (loss)	$11,244	$(812,078)	$823,322	***%

*** Not meaningful

Dealer revenue. Dealer revenue represents 87.4% and 83.4% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Dealer revenue increased $61.2 million, or 29%, compared to the six months ended June 30, 2020. Dealer revenue was impacted significantly by our response to the COVID-19 pandemic. In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, approximately $38.2 million of financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. In addition, we experienced continued growth in our solutions products, as well as a 5% increase in Dealer Customers.

OEM and National revenue. OEM and National revenue represents 11.1% and 14.2% of total revenue for the six months ended June 30, 2021 and 2020, respectively. OEM and National revenue declined 3%, primarily due to less spending by the OEMs due to the continued OEM production slowdowns in the second quarter of 2021.

Operating expenses. For the six months ended June 30, 2020, several of the financial statement line items described below were significantly lower as compared to the six months ended June 30, 2021, due to our management of expenses in 2020 in response to the COVID-19 pandemic, as described above.

Cost of revenue and operations. Cost of revenue and operations expense represents 18.1% and 19.6% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Cost of revenue and operations expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments, as well as growth in digital solutions, which have an inherently higher cost of revenue.

Product and technology. Product and technology expense represents 11.7% and 10.8% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Product and technology expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments as well as certain increased technology costs.

Marketing and sales. Marketing and sales expense represents 33.8% and 34.8% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Marketing and sales expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments.

General and administrative. General and administrative expense represents 9.4% and 12.2% of total revenue for the six months ended June 30, 2021 and 2020, respectively. General and administrative expense decreased, primarily due to the prior year's COVID-19 pandemic expense adjustments.

Affiliate revenue share. Affiliate revenue share expense ended in June 2020. For information related to affiliates, see Note 7 (Unfavorable Contracts Liability) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

Goodwill and intangible asset impairment. As of March 31, 2020, we determined there was a triggering event, caused by the economic impacts of the COVID-19 pandemic. We performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, we recorded an impairment of $505.9 million and $400.0 million, respectively.

Interest expense, net. Interest expense, net increased by $4.4 million compared to the prior year period, due to a higher overall interest rate on our outstanding debt, partially offset by lower debt outstanding. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Other expense, net. Other expense, net decreased, primarily due to the $9.4 million impairment of a non-marketable investment, triggered by the COVID-19 pandemic during the first quarter of 2020. For information related to the impairment, see Note 9 (Other (Expense) Income, net) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of Income (loss) before income taxes, was 9% for the six months ended June 30, 2021, lower than the statutory federal income tax rate of 21%, primarily due to the tax benefit realized on stock-based compensation, offset in part by the full valuation allowance on our net deferred tax asset position recorded during the six months ended June 30, 2021.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with the Term Loan, Revolving Loan and the Senior Unsecured Notes described below, provide adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the Third Amendment to the Credit Agreement. For information related to the Credit Amendment, as amended, see Note 8 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of June 30, 2021, Cash and cash equivalents were $52.2 million and including the undrawn Revolving Loan our total liquidity was $282.2 million.

Term Loan, Revolving Loan and Senior Unsecured Notes. As of June 30, 2021, the outstanding aggregate principal amount of our debt was $522.5 million, at an effective interest rate of 5.5%, including $122.5 million of outstanding principal under the Term Loan, with an effective interest rate of 2.5% and outstanding Senior Unsecured Notes of $400.0 million, at an effective interest rate of 6.375%. These effective rates do not include the impact of the interest rate swap. During the six months ended June 30, 2021, we made $75.0 million in Term Loan payments, of which $70.0 million were voluntary pre-payments. As of June 30, 2021, we had $230.0 million available to borrow under the Revolving Loan. Our borrowings are limited by our senior secured leverage ratio and consolidated interest coverage ratio, which are calculated in accordance with our Credit Agreement, and were 0.63x and 6.23x as of June 30, 2021, respectively and our total net leverage ratio, which is calculated in accordance with our bond indenture, and was 2.42x.

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

During the second quarter of 2020, we entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of Income (Loss). Subsequent to the second amendment, any change in the fair value of the Swap is recorded within Other (expense) income, net on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2020, we entered into the third amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, we wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. We will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of Income (Loss) through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other (expense) income, net on the Consolidated Statements of Income (Loss).

As of June 30, 2021, the fair value of the Swap was an unrealized loss of $7.9 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the six months ended June 30, 2021 and 2020, $2.8 million and $0.3 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the six months ended June 30, 2021, we made payments of $4.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of Income (Loss).

Cash Flows. Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$79,619	$57,629	$21,990
Investing activities	(13,095)	(8,725)	(4,370)
Financing activities	(82,058)	(5,508)	(76,550)
Net change in cash and cash equivalents	$(15,534)	$43,396	$(58,930)

Operating Activities. The increase in cash provided by operating activities was primarily related to the increase in Net income (loss), excluding the impact of non-cash items, primarily due to higher revenue in 2021 resulting from the COVID-19 pandemic related invoice credits we provided to our marketplace dealer customers during the second quarter of 2020, offset by our actions to align expenses with lower revenue in the uncertain COVID-19 environment. In addition, during the six months ended June 30, 2021, we received a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act.

Investing Activities. The increase in cash used in investing activities is due to an increase in purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2021, cash used in financing activities was primarily related to $75.0 million of debt repayments, of which $70.0 million were voluntary pre-payments. During the six months ended June 30, 2020, cash used in financing activities was primarily related to $166.9 million in debt repayments. The debt repayments were primarily associated with the $165.0 million in proceeds related to our draw on our Revolving Loan during the first quarter of 2020. For information related to our debt, see Note 4 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. There were no significant new accounting pronouncements applicable to us in the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021. Our exposures to market risk have not changed materially since December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: August 5, 2021	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: August 5, 2021	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer