Form 10-Q
period 2021-09-30
Cars.com Inc.
filed 2021-11-04
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 69,102,003 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$51,507	$67,719
Accounts receivable, net	99,233	93,649
Prepaid expenses	9,961	6,491
Other current assets	1,009	10,222
Total current assets	161,710	178,081
Property and equipment, net	46,194	41,323
Intangible assets, net	770,829	835,166
Investments and other assets, net	19,394	21,142
Total assets	$998,127	$1,075,712
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$15,738	$16,512
Accrued compensation	17,952	18,319
Current portion of long-term debt	7,687	7,756
Other accrued liabilities	55,010	47,781
Total current liabilities	96,387	90,368
Noncurrent liabilities:
Long-term debt	470,520	576,143
Deferred tax liability	30,792	30,800
Other noncurrent liabilities	33,868	38,225
Total noncurrent liabilities	535,180	645,168
Total liabilities	631,567	735,536
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 69,025 and 67,387 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	690	674
Additional paid-in capital	1,539,583	1,530,493
Accumulated deficit	(1,170,512)	(1,184,187)
Accumulated other comprehensive loss	(3,201)	(6,804)
Total stockholders' equity	366,560	340,176
Total liabilities and stockholders' equity	$998,127	$1,075,712

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Dealer	$139,321	$123,955	$409,145	$332,558
OEM and National	15,273	17,753	49,671	53,167
Other	1,959	2,684	6,562	8,770
Total revenue	156,553	144,392	465,378	394,495
Operating expenses:
Cost of revenue and operations	28,928	25,434	84,978	74,376
Product and technology	20,132	15,455	56,326	42,359
Marketing and sales	51,948	45,776	156,468	132,734
General and administrative	17,919	13,289	46,800	43,866
Affiliate revenue share	—	—	—	10,970
Depreciation and amortization	25,552	25,375	76,530	87,529
Goodwill and intangible asset impairment	—	—	—	905,885
Total operating expenses	144,479	125,329	421,102	1,297,719
Operating income (loss)	12,074	19,063	44,276	(903,224)
Nonoperating expense:
Interest expense, net	(9,522)	(10,779)	(29,362)	(26,229)
Other income (expense), net	19	1,957	18	(6,987)
Total nonoperating expense, net	(9,503)	(8,822)	(29,344)	(33,216)
Income (loss) before income taxes	2,571	10,241	14,932	(936,440)
Income tax expense (benefit)	140	22,502	1,257	(112,101)
Net income (loss)	$2,431	$(12,261)	$13,675	$(824,339)
Weighted-average common shares outstanding:
Basic	69,067	67,295	68,576	67,163
Diluted	70,945	67,295	71,065	67,163
Earnings (loss) per share:
Basic	$0.04	$(0.18)	$0.20	$(12.27)
Diluted	0.03	(0.18)	0.19	(12.27)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,431	$(12,261)	$13,675	$(824,339)
Other comprehensive income (loss), net of tax:
Interest rate swap	—	690	—	(6,466)
Reclassification of amortization of accumulated other comprehensive loss on interest rate swap into Net income (loss)	1,202	2,401	3,603	2,101
Total other comprehensive income (loss)	1,202	3,091	3,603	(4,365)
Comprehensive income (loss)	$3,633	$(9,170)	$17,278	$(828,704)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,184,187)	$(6,804)	$340,176
Net income	—	—	—	—	—	5,278	—	5,278
Other comprehensive income, net of tax	—	—	—	—	—	—	1,200	1,200
Shares issued in connection with stock-based compensation plans, net	—	—	1,144	11	(5,641)	—	—	(5,630)
Stock-based compensation	—	—	—	—	4,978	—	—	4,978
Balance at March 31, 2021	—	—	68,531	685	1,529,830	(1,178,909)	(5,604)	346,002
Net income	—	—	—	—	—	5,966	—	5,966
Other comprehensive income, net of tax	—	—	—	—	—	—	1,201	1,201
Shares issued in connection with stock-based compensation plans, net	—	—	433	5	(1,424)	—	—	(1,419)
Stock-based compensation	—	—	—	—	5,692	—	—	5,692
Balance at June 30, 2021	—	—	68,964	690	1,534,098	(1,172,943)	(4,403)	357,442
Net income	—	—	—	—	—	2,431	—	2,431
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Shares issued in connection with stock-based compensation plans, net	—	—	61	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	5,486	—	—	5,486
Balance at September 30, 2021	—	$—	69,025	$690	$1,539,583	$(1,170,512)	$(3,201)	$366,560

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(787,434)	—	(787,434)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,811)	(6,811)
Shares issued in connection with stock-based compensation plans, net	—	—	197	2	(906)	—	—	(904)
Stock-based compensation	—	—	—	—	1,971	—	—	1,971
Balance at March 31, 2020	—	—	66,961	670	1,516,174	(1,154,501)	(14,453)	347,890
Net loss	—	—	—	—	—	(24,644)	—	(24,644)
Other comprehensive income, net of tax	—	—	—	—	—	—	645	645
Shares issued in connection with stock-based compensation plans, net	—	—	239	2	593	—	—	595
Stock-based compensation	—	—	—	—	4,295	—	—	4,295
Balance at June 30, 2020	—	—	67,200	672	1,521,062	(1,179,145)	(13,808)	328,781
Net loss	—	—	—	—	—	(12,261)	—	(12,261)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,801	1,801
Shares issued in connection with stock-based compensation plans, net	—	—	6	—	(20)	—	—	(20)
Stock-based compensation	—	—	—	—	4,072	—	—	4,072
Balance at September 30, 2020	—	$—	67,206	$672	$1,525,114	$(1,191,406)	$(12,007)	$322,373

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$13,675	$(824,339)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation	12,193	15,085
Amortization of intangible assets	64,337	72,444
Goodwill and intangible asset impairment	—	905,885
Impairment of non-marketable security	—	9,447
Unrealized gain on interest rate swap	—	(2,482)
Amortization of accumulated other comprehensive loss on interest rate swap	4,252	2,101
Stock-based compensation	16,156	10,338
Deferred income taxes	(659)	(102,199)
Provision for doubtful accounts	350	3,854
Amortization of debt issuance costs	2,513	2,420
Other, net	722	121
Changes in operating assets and liabilities:
Accounts receivable	(5,933)	8,814
Prepaid expenses	(3,470)	(4,089)
Other current assets	9,240	(9,968)
Other assets	1,141	819
Accounts payable	(796)	7,465
Accrued compensation	(367)	211
Other accrued liabilities	7,229	4,349
Other noncurrent liabilities	(4,357)	(3,410)
Net cash provided by operating activities	116,226	96,866
Cash flows from investing activities:
Purchase of property and equipment	(17,879)	(12,603)
Net cash used in investing activities	(17,879)	(12,603)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	—	165,000
Payments of long-term debt	(107,500)	(215,312)
Stock-based compensation plans, net	(7,050)	(329)
Payments of debt issuance costs and other fees	(9)	(3,402)
Net cash used in financing activities	(114,559)	(54,043)
Net (decrease) increase in cash and cash equivalents	(16,212)	30,220
Cash and cash equivalents at beginning of period	67,719	13,549
Cash and cash equivalents at end of period	$51,507	$43,769
Supplemental cash flow information:
Cash (received) paid for income taxes	$(8,392)	$478
Cash paid for interest and interest rate swap	22,687	21,512

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading automotive marketplace platform that provides a robust set of industry specific digital solutions. Through the marketplace, dealer websites and other digital products, the Company showcases dealer inventory, elevates and amplifies dealers’ and automotive manufacturers’ (“OEMs”) brands, connects sellers with the Company’s ready-to-buy audience and empowers shoppers with the resources and information needed to make confident car buying decisions. The Company’s digital solutions strategy builds on the rich data and audience of its digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. The Company’s portfolio of brands includes Cars.com, Dealer Inspire, FUEL, DealerRater, Auto.com, PickupTrucks.com and NewCars.com.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2020 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products and services	2021	2020	2021	2020
Subscription advertising and digital solutions	$131,293	$116,933	$385,472	$313,645
Display advertising	20,766	20,643	64,045	60,560
Pay per lead	2,739	4,310	9,779	14,822
Other	1,755	2,506	6,082	5,468
Total revenue	$156,553	$144,392	$465,378	$394,495

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

NOTE 4. Debt

As of September 30, 2021, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of September 30, 2021, the outstanding principal amount under the Term Loan was $90.0 million and the interest rate in effect was 2.5%, not including the impact of the interest rate swap. During the nine months ended September 30, 2021, the Company made $107.5 million in Term Loan payments, of which $100.0 million were voluntary prepayments.

Revolving Loan. As of September 30, 2021, $230.0 million was available to borrow under the Revolving Loan. The Company had zero drawdowns on the Revolving Loan during the nine months ended September 30, 2021.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of September 30, 2021, the fair value of the outstanding indebtedness was approximately $510.1 million, compared to the carrying value $490.0 million. As of December 31, 2020, the fair value approximated the carrying value.

NOTE 5. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the initial Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. The Swap was initially designated as a cash flow hedge of interest rate risk.

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

As of September 30, 2021, the fair value of the Swap was an unrealized loss of $5.8 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million was recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the nine months ended September 30, 2021 and 2020, $4.3 million and $2.5 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the nine months

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

ended September 30, 2021, the Company made payments of $6.4 million related to the Swap and $0.7 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

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

NOTE 7. Stock-Based Compensation

Restricted Stock Units (“RSUs”) and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest. Restricted Stock is subject to graded vesting over one year and the fair value of the Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the nine months ended September 30, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	4,061	$8.31
Granted	1,626	14.98
Vested and delivered	(1,578)	8.46
Forfeited	(275)	9.65
Outstanding as of September 30, 2021 (1)	3,834	10.98

(1)
Included in “Outstanding as of September 30, 2021” are 63 RSUs that were vested, but not yet delivered.

Performance Stock Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the nine months ended September 30, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	730	$9.28
Granted	—	—
Vested and delivered	(588)	5.74
Forfeited	—	—
Outstanding as of September 30, 2021	142	23.98

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	513	$2.80	9.22	$3,028
Granted	291	9.63	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2021	804	5.27	8.83	3,721
Exercisable as of September 30, 2021	—	—	—	—

The fair value of the stock options granted during the nine months ended September 30, 2021 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

2021
Risk-free interest rate	1.15%
Weighted-average volatility	69.00%
Dividend yield	0%
Expected years until exercise	6.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,431	$(12,261)	$13,675	$(824,339)
Basic weighted-average common shares outstanding	69,067	67,295	68,576	67,163
Effect of dilutive stock-based compensation awards (1)	1,878	—	2,489	—
Diluted weighted-average common shares outstanding	70,945	67,295	71,065	67,163
Earnings (loss) per share, basic	$0.04	$(0.18)	$0.20	$(12.27)
Earnings (loss) per share, diluted	0.03	(0.18)	0.19	(12.27)

(1)
There were 1,369 and 2,776 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2021 and September 30, 2020, respectively, and 1,376 and 2,195 potential common shares for the nine months ended September 30, 2021 and September 30, 2020, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 9. Other Income (Expense), net

Included in Other income (expense), net in the nine months ended September 30, 2020 was a full impairment of $9.4 million of a non-marketable investment, triggered by the COVID-19 pandemic.

NOTE 10. Income Taxes

Deferred Tax Asset and Valuation Allowance. Due to the goodwill and indefinite-lived intangible asset impairments recorded during the year ended December 31, 2020, the Company has concluded a valuation allowance is required against its deferred tax assets as of September 30, 2021. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative and determined that the Company’s history of recent losses was sufficient significant negative evidence to require a valuation allowance. Therefore, the Company has recorded a valuation allowance to reduce its deferred tax assets as of

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

September 30, 2021 to the amount that is more likely than not to be realized in future periods. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Tax Refund. During the nine months ended September 30, 2021, the Company received a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense as a percentage of Income before income tax, was 8.4% for the nine months ended September 30, 2021, which varied from the statutory federal income tax rate of 21%, primarily due to the tax benefit realized on stock-based compensation, partially offset by the valuation allowance on the Company’s net deferred tax asset position recorded during the nine months ended September 30, 2021. The effective income tax rate was 12.0% for the nine months ended September 30, 2020, which differed from the statutory federal income tax rate of 21%, primarily due to the tax impact of the goodwill and intangible asset impairments and the valuation allowance recorded during the nine months ended September 30, 2020.

(In thousands, except percentages)	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Income tax provision at statutory rate	$540	21.0%	$3,136	21.0%
State income taxes, net of federal income tax benefit	73	2.8	510	3.4
Tax credits	(51)	(2.0)	(871)	(5.8)
Stock-based compensation	(48)	(1.9)	(2,950)	(19.8)
Uncertain tax positions	(145)	(5.6)	1,066	7.1
Valuation allowance	66	2.6	1,293	8.7
Other, net	(295)	(11.5)	(927)	(6.2)
Income tax expense	$140	5.4%	$1,257	8.4%

NOTE 11. Subsequent Event

In November 2021, the Company signed a definitive agreement to acquire CreditIQ, Inc. (the "Acquisition"), a cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the Acquisition, the Company will provide dealers with access to advanced digital financing technology across the CARS platform. Using cash on hand, the Company will pay $30 million at the closing excluding transaction fees and expenses. In addition, the Company may pay additional consideration of up to $50 million based on future performance over a three-year period. The transaction is expected to close in November 2021.

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the impact of the novel coronavirus disease 2019 pandemic and related restrictions (“COVID-19”) on our industry, our dealer customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including draws from our revolving credit facility, expense management and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management based on our knowledge and understanding of the business and industry, including supply chain, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021, our subsequent Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other filings filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Business Overview

We are a leading automotive marketplace platform that provides a robust set of industry specific digital solutions. Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers’ (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. Our portfolio of brands includes Cars.com, Dealer Inspire, FUEL, DealerRater, Auto.com, PickupTrucks.com and NewCars.com.

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue (1)	$156,553	$144,392	$465,378	$394,495
Net income (loss) (2)	2,431	(12,261)	13,675	(824,339)

(1)
The increase in revenue for the nine months ended September 30, 2021 was primarily due to lower revenue in the second quarter of 2020, resulting from approximately $38.2 million of COVID-19 pandemic-related invoice credits that we issued to our marketplace dealer customers during the second quarter of 2020.
(2)
The net loss for the nine months ended September 30, 2020 was primarily attributed to the goodwill and intangible asset impairment of $905.9 million as well as the impact of the COVID-19 pandemic and related restrictions.

2021 Highlights and Trends

Dealer Customers. In the third quarter of 2021, Dealer Customers increased by 1%, or 184 Dealer Customers, as compared with June 30, 2021, continuing five consecutive quarters of growth in Dealer Customers and surpassing Dealer Customers as of March 31, 2020.

Total Dealer Customers increased by 899, as compared with September 30, 2020. This increase was a result of sustained high retention rates and new sales to dealer customers following the higher cancellations of marketplace customers in the second quarter of 2020, principally due to the COVID-19 pandemic.

FUEL. Launched in early 2020, FUEL is a unique, high-ROI, targeted video advertising solution that generates superior returns compared to high-cost broadcast television, on which the auto industry spends approximately $10 billion per year, in addition to what is spent on other expensive advertising mediums. FUEL continues to be one of our fastest growing products. FUEL enables dealerships and OEMs to target and reach in-market car shoppers by leveraging the power of Cars.com's exclusive first-party audience data.

FordDirect Agreement. In April 2021, we announced that we were selected by FordDirect as a preferred website and technology platform provider for its approximately 3,000 U.S. dealerships.

Technology Transformation. In June 2021, we announced the completion of a transformed online platform and mobile app for our users. Our new Cars.com site offers load times up to 80% faster and real-time inventory updates of over 50,000 cars added to the site daily - an especially important feature in today's inventory-starved environment. The upgraded Cars.com site, built on cloud-based technology, now delivers a more streamlined and dynamic experience for both car shoppers and sellers. Our updated site experience builds on a wealth of content and offers even more advanced tools, interactive features and personalized content combined with a vibrant, intuitive and accelerated path to purchase.

Debt Repayments. During the nine months ended September 30, 2021, we made $107.5 million of debt repayments, of which $100.0 million were voluntary prepayments.

Impact of COVID-19 on our business. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). As cases of COVID-19 persist in various regions around the globe and new COVID-19 variants emerge, these related restrictions may still be enforced or be renewed in certain markets. During the year ended December 31, 2020 and to a lesser extent during the nine months ended September 30, 2021, our business, financial condition, liquidity and operating results were adversely affected by the COVID-19 pandemic, as a widespread increase in unemployment, reduced consumer spending and supply chain disruptions impacted the greater macroeconomic automotive industry.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Traffic	142,418	158,791	(10)%	457,460	461,684	(1)%
Average Monthly Unique Visitors	24,341	25,349	(4)%	25,563	24,363	5%

Information regarding Dealer Customers and Monthly Average Revenue Per Dealer is as follows:

	September 30, 2021	September 30, 2020	% Change	June 30, 2021	% Change
Dealer Customers	19,029	18,130	5%	18,845	1%
Monthly Average Revenue Per Dealer	$2,332	$2,183	7%	$2,299	1%

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

Due to the record high traffic in the third quarter of 2020 in the midst of COVID-related restrictions, the Company experienced a decline in Traffic year-over-year for the three months ended September 30, 2021. In addition, during the three months ended September 30, 2021, the Company experienced certain short-term negative impacts to Traffic in connection with the completion of the Technology Transformation.

Traffic for the nine months ended September 30, 2021 was essentially flat compared to the prior year.

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

Due to the record high traffic in the third quarter of 2020 in the midst of COVID-related restrictions, the Company experienced a decline in UVs year-over-year for the three months ended September 30, 2021. In addition, during the three months ended September 30, 2021, the Company experienced certain short-term negative impacts to UVs in connection with the completion of the Technology Transformation.

We believe the growth in UVs for the nine months ended September 30, 2021 was primarily related to heightened consumer demand resulting from an increase in consumer confidence due to the economic stimulus during the first half of 2021. This was partially offset by certain short-term negative impacts in connection with the completion of the Technology Transformation.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period.

ARPD increased 1% and 7% from June 30, 2021 and September 30, 2020, respectively, primarily driven by growth in FUEL revenue, as well as, growth in digital solutions.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 1% from June 30, 2021, primarily driven by an increase in marketplace and solutions only customers and sustained high retention rates.

Total Dealer Customers increased 5% from September 30, 2020. This increase was a result of sustained high retention rates and new sales to Dealer Customers following the higher cancellations of marketplace customers in 2020, principally due to the COVID-19 pandemic.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive ecosystem, including inventory supply and supply chain disruptions, which is currently under pressure due to semiconductor shortages, and changes related to automotive advertising as well as other macroeconomic factors. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Dealer	$139,321	$123,955	$15,366	12%
OEM and National	15,273	17,753	(2,480)	(14)%
Other	1,959	2,684	(725)	(27)%
Total revenue	156,553	144,392	12,161	8%
Operating expenses:
Cost of revenue and operations	28,928	25,434	3,494	14%
Product and technology	20,132	15,455	4,677	30%
Marketing and sales	51,948	45,776	6,172	13%
General and administrative	17,919	13,289	4,630	35%
Depreciation and amortization	25,552	25,375	177	1%
Total operating expenses	144,479	125,329	19,150	15%
Operating income	12,074	19,063	(6,989)	(37)%
Nonoperating expense:
Interest expense, net	(9,522)	(10,779)	1,257	(12)%
Other income, net	19	1,957	(1,938)	(99)%
Total nonoperating expense, net	(9,503)	(8,822)	(681)	8%
Income before income taxes	2,571	10,241	(7,670)	(75)%
Income tax expense	140	22,502	(22,362)	(99)%
Net income (loss)	$2,431	$(12,261)	$14,692	***

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89.0% and 85.8% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Dealer revenue increased $15.4 million or 12% compared to the three months ended September 30, 2020, driven by a 7% increase in ARPD from September 30, 2020, primarily due to growth in FUEL and digital solutions revenue and a 5% increase in Dealer Customers.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 9.8% and 12.3% of total revenue for the three months ended September 30, 2021 and 2020, respectively. OEM and National revenue declined 14% due to pullbacks in OEM spending associated with fewer new model releases and continued inventory shortages, both driven by supply-chain disruptions.

Operating expenses. For the three months ended September 30, 2020, several of the financial statement line items described below were significantly lower as compared to the three months ended September 30, 2021, due to our management of expenses in 2020 in response to the COVID-19 pandemic. With respect to managing our expenses, beginning in the second quarter of 2020, we implemented multiple initiatives to align our expenses with the lower revenue resulting from our invoice credits. The impact of the COVID-19 pandemic expense adjustments primarily impacted the second quarter of 2020 and to a lesser extent, the third quarter of 2020.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of expenses related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18.5% and 17.6% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Cost of revenue and operations expense increased, primarily due to the growth in FUEL and digital solutions, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation, manages consumer user experience and includes the costs associated with our editorial, data strategy and search engine optimization teams. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, hardware/software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 12.9% and 10.7% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Product and technology expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments, as well as timing of software license costs and continued investment in the business.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 33.2% and 31.7% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Marketing and sales expense increased, primarily due to the prior year COVID-19 pandemic expense adjustments, as well as, continued investment in marketing in 2021.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 11.4% and 9.2% of total revenue for the three months ended September 30, 2021 and 2020, respectively. General and administrative expense increased, in part, due to the prior year COVID-19 pandemic expense adjustments, as well as, increased compensation costs, including stock-based compensation and investment in infrastructure of the business.

Interest expense, net. Interest expense, net decreased by $1.3 million compared to the prior year period. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense. The effective income tax rate, expressed by calculating the Income tax expense as a percentage of Income before income taxes, was 5.4% for the three months ended September 30, 2021, and the Income tax expense was $0.1 million.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Dealer	$409,145	$332,558	$76,587	23%
OEM and National	49,671	53,167	(3,496)	(7)%
Other	6,562	8,770	(2,208)	(25)%
Total revenue	465,378	394,495	70,883	18%
Operating expenses:
Cost of revenue and operations	84,978	74,376	10,602	14%
Product and technology	56,326	42,359	13,967	33%
Marketing and sales	156,468	132,734	23,734	18%
General and administrative	46,800	43,866	2,934	7%
Affiliate revenue share	—	10,970	(10,970)	***
Depreciation and amortization	76,530	87,529	(10,999)	(13)%
Goodwill and intangible asset impairment	—	905,885	(905,885)	***
Total operating expenses	421,102	1,297,719	(876,617)	(68)%
Operating income (loss)	44,276	(903,224)	947,500	***
Nonoperating expense:
Interest expense, net	(29,362)	(26,229)	(3,133)	12%
Other income (expense), net	18	(6,987)	7,005	***
Total nonoperating expense, net	(29,344)	(33,216)	3,872	(12)%
Income (loss) before income taxes	14,932	(936,440)	951,372	***
Income tax expense (benefit)	1,257	(112,101)	113,358	***
Net income (loss)	$13,675	$(824,339)	$838,014	***

*** Not meaningful

Dealer revenue. Dealer revenue represents 87.9% and 84.3% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Dealer revenue increased $76.6 million, or 23%, compared to the nine months ended September 30, 2020. Dealer revenue was impacted significantly by our response to the COVID-19 pandemic. In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, approximately $38.2 million of financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. In addition, we experienced continued growth in our FUEL and digital solutions products, as well as a 5% increase in Dealer Customers.

OEM and National revenue. OEM and National revenue represents 10.7% and 13.5% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. OEM and National revenue declined 7% due to pullbacks in OEM spending associated with fewer new model releases and continued inventory shortages, both driven by supply-chain disruptions.

Operating expenses. For the nine months ended September 30, 2020, several of the financial statement line items described below were significantly lower as compared to the nine months ended September 30, 2021, due to our management of expenses in 2020 in response to the COVID-19 pandemic, as described above.

Cost of revenue and operations. Cost of revenue and operations expense represents 18.3% and 18.9% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Cost of revenue and operations expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments, as well as growth in FUEL and digital solutions, which have an inherently higher cost of revenue.

Product and technology. Product and technology expense represents 12.1% and 10.7% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Product and technology expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments, as well as, the timing of software licenses and continued investment in the business.

Marketing and sales. Marketing and sales expense represents 33.6% of total revenue for the nine months ended September 30, 2021 and 2020. Marketing and sales expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments.

General and administrative. General and administrative expense represents 10.1% and 11.1% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. General and administrative expense increased, primarily due to the prior year's COVID-19 pandemic expense adjustments, as well as, increased compensation costs, primarily related to stock-based compensation.

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

Interest expense, net. Interest expense, net increased by $3.1 million compared to the prior year period, due to a higher overall interest rate on our outstanding debt, partially offset by lower debt outstanding. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income (expense), net. Other income (expense), net changed, primarily due to the $9.4 million impairment of a non-marketable investment, triggered by the COVID-19 pandemic during the first quarter of 2020. For information related to the impairment, see Note 9 (Other Income (Expense), net) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the Income tax expense (benefit) as a percentage of Income (loss) before income taxes, was 8.4% for the nine months ended September 30, 2021, lower than the statutory federal income tax rate of 21%, primarily due to the tax benefit realized on stock-based compensation, partially offset by the valuation allowance on our net deferred tax asset position recorded during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of September 30, 2021, Cash and cash equivalents were $51.5 million and including our undrawn Revolving Loan our total liquidity was $281.5 million.

Term Loan, Revolving Loan and Senior Unsecured Notes. As of September 30, 2021, the outstanding aggregate principal amount of our debt was $490.0 million, at an effective interest rate of 5.7%, including $90.0 million of outstanding principal under our Term Loan, with an effective interest rate of 2.5% and outstanding Senior Unsecured Notes of $400.0 million, at an effective interest rate of 6.375%. These effective rates do not include the impact of the interest rate swap. During the nine months ended September 30, 2021, we made $107.5 million in Term Loan payments, of which $100.0 million were voluntary prepayments. As of September 30, 2021, we had $230.0 million available to borrow under our Revolving Loan. Our borrowings are limited by our senior secured leverage ratio and consolidated interest coverage ratio, which are calculated in accordance with our Credit Agreement, and were 0.47x and 5.77x as of September 30, 2021, respectively and our total net leverage ratio, which is calculated in accordance with our bond indenture, and was 2.30x.

Interest Rate Swap. The interest rate on borrowings under our Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the initial Term Loan, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, on a notional amount of $300 million until May 31, 2022. The Swap was initially designated as a cash flow hedge of interest rate risk.

During the second quarter of 2020, we entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss). Subsequent to the second amendment, any change in the fair value of the Swap is recorded within Other income (expense), net on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2020, we entered into the third amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of our underlying Term Loan. Due to the reduction in our Term Loan as compared to the notional amount of the Swap, we wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of our Term Loan. We will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss) through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other income (expense), net on the Consolidated Statements of Income (Loss).

As of September 30, 2021, the fair value of the Swap was an unrealized loss of $5.8 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million was recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the nine months ended September 30, 2021 and 2020, $4.3 million and $2.5 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the nine months ended September 30, 2021, we made payments of $6.4 million related to the Swap and $0.7 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

Cash Flows. Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$116,226	$96,866	$19,360
Investing activities	(17,879)	(12,603)	(5,276)
Financing activities	(114,559)	(54,043)	(60,516)
Net change in cash and cash equivalents	$(16,212)	$30,220	$(46,432)

Operating Activities. The increase in cash provided by operating activities was primarily related to the increase in Net income (loss), excluding the impact of non-cash items, primarily due to higher revenue in 2021 resulting from growth in the business as well as the impact of the COVID-19 pandemic on the prior year. In addition, during the nine months ended September 30, 2021, we received a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act.

Investing Activities. The increase in cash used in investing activities is due to an increase in purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2021, cash used in financing activities was primarily related to $107.5 million of debt repayments, of which $100.0 million were voluntary prepayments. During the nine months ended September 30, 2020, cash used in financing activities was primarily related to $50.3 million of net debt repayments, inclusive of $215.3 million in debt repayments, partially offset by $165.0 million in proceeds related to our draw on our Revolving Loan during the first quarter of 2020. Additionally, there was $3.4 million of debt issuance costs paid during the nine months ended September 30, 2020. For information related to our debt, see Note 4 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Subsequent Event. In November 2021, we signed a definitive agreement to acquire CreditIQ, Inc. (the "Acquisition"), a cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the Acquisition, we will provide dealers with access to advanced digital financing technology across the CARS platform. Using cash on hand, we will pay $30 million at the closing excluding transaction fees and expenses. In addition, we may pay additional consideration of up to $50 million based on future performance over a three-year period. The transaction is expected to close in November 2021.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021 and see Note 1 (Description of Business, Company History and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, there have been no changes to our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 4, 2021	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer