Form 10-K
period 2021-12-31
Cars.com Inc.
filed 2022-02-25
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $988,254,120 based on the closing sale price of common stock on such date of $14.33 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 69,170,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on or about June 8, 2022, are incorporated by reference into Part III of this Report.

i

PART I

Note About Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements include information concerning the impact of the COVID-19 pandemic on our industry, our customers and our results of operations, our business strategies, strategic alternatives, plans and objectives, market potential, outlook, trends, future financial performance, planned operational and product improvements, potential strategic transactions, liquidity, including draws from our Revolving Credit Facility, expense management and other matters and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, strategic actions or prospects may differ materially from those expressed or implied by these forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable. However, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

Overview. We are a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. Our vision is to become the largest digital automotive marketplace platform, powering innovative solutions and frictionless omni-channel experiences supporting local buyers and sellers. We believe our vision will be realized through investing in three strategic priorities: investing in our people experience, our product experience and our customer experience. We will continue to build industry-leading shopping experiences to drive our audience, bring market-leading solutions to our customers and enable end-to-end transaction capabilities to support local automotive retailers across the country.

Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify the brands of both dealers and automotive original equipment manufacturers (“OEMs”), connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our platform strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. We launched in 1998 with the flagship marketplace Cars.com and on June 1, 2017, became a publicly traded company with our shares traded on The New York Stock Exchange (the “NYSE”). Our portfolio of brands now includes Cars.com™, Dealer Inspire®, DealerRater®, FUEL™, Auto.com™, PickupTrucks.com™, CreditIQ™ and NewCars.com®.

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

Our marketplace is core to our business, and we have built on this strength to increase our value to customers by providing additional digital solutions and technology. Through the acquisitions of DealerRater in 2016, Dealer Inspire in 2018 and CreditIQ in 2021, the 2020 launch of our FUEL in-market video product and our intent to purchase Accu-Trade in 2022, we have materially expanded our digital solutions and media offerings to improve the sales, operational efficiency and profitability of our automotive customers.

For Customers. Our primary customers are car dealers, OEMs and other national advertisers. For the year ended December 31, 2021, 88.2% of our revenue was generated from car dealerships, 10.4% related to OEMs and other national advertisers and 1.4% was generated from other customers.

•
Dealer Customers. As of December 31, 2021, we served 19,179 dealer customers across all 50 states, including franchise dealers and independent dealers, with both digital and brick-and-mortar stores. The vast majority of our dealer customers utilize our marketplace subscription products.

•
Manufacturers. As of December 31, 2021, we served nearly all OEMs selling vehicles in the United States.

For Shoppers. Our marketplace functions as a definitive resource for car buyers. We are known for our scale and depth with over 11 million consumer and expert editorial reviews and a significant news and research section that helps shoppers along their purchase journey. Our consumer experience is focused on reducing friction, improving speed and delivering powerful results through several pricing, comparison, research and communication tools that empower buyers.

As a result of the ongoing COVID-19 pandemic, both buyers and sellers have accelerated their adoption of digital tools, products and solutions. Our Home Delivery and Virtual Appointment badges allow shoppers to easily identify which dealerships offer digital and contactless buying options, and our Virtual Test Drives enable shoppers to remotely experience the features and functionality of a vehicle. These new products complement our Conversations chat tool and our Online Shopper digital retailing tool to allow shoppers to communicate directly with dealers and confidently make purchase decisions, creating a frictionless shopping and selling experience.

For Sellers. We offer local dealers, OEMs, dealer groups and auto-adjacent companies a variety of digital advertising products and solutions. We generate revenue primarily through the sale of our marketplace subscription products to car dealer customers which provide access to our audience of 25 million high-quality, in-market car shoppers. We complement our marketplace products with digital solutions offerings, which have become a key area of growth and are critical to our platform strategy.

Through our November 2021 acquisition of the automotive fintech platform CreditIQ, we are now able to make advanced digital financing technology available to our dealer customers. This technology facilitates the completion of the finance process online across the CARS platform via Dealer Inspire's 5,300 websites, its digital retailing platform "Online Shopper" and the Cars.com marketplace. We believe dealers will benefit from improved efficiency, increased profits, greater lead conversion and deeper attribution data and insights as a result of using CreditIQ. We also believe consumers will benefit from a new interactive online loan screening and approval marketplace, which enables a complete buying transaction from the comfort of home. CreditIQ was rolled out to select dealer customers on the CARS platform in the first quarter of 2022.

History. Cars.com was established in 1998 as part of a joint venture formed by a number of leading newspaper and broadcast companies that realized their historic classified advertising businesses were being eroded as advertising began to move to the Internet. In 2014, one of the joint venturers, Gannett Co., Inc. (“Gannett”) acquired the interests of the other joint venturers, and we became a wholly owned subsidiary of Gannett. On May 31, 2017, Gannett, which had changed its name to TEGNA Inc. (“TEGNA”), effected a spin-off of Cars.com along with the DealerRater business that it had acquired in 2016 (the “Spin”), creating Cars.com Inc. and distributed 100% of our common stock to TEGNA’s shareholders. On June 1, 2017, our common stock began trading on the NYSE under the ticker symbol “CARS”. In February 2018, we acquired the stock of privately held Dealer Inspire Inc. which provides website and other technology solutions, and substantially all the assets of Launch Digital Marketing LLC, which provided the digital marketing services now offered by Dealer Inspire. In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. By investing in technology, organically and through acquisitions like CreditIQ, we strive to provide the best end-to-end car shopping experience for both buyers and sellers.

Industry Dynamics. CARS operates in the large and growing automotive advertising and technology solutions market. According to recent Automotive Outlook Reports from Borrell Associates, approximately 75% of the $9.4 billion U.S. auto dealership advertising spend is projected to be spent on digital marketing in 2022. By 2023, advertising spend by U.S. auto dealerships is expected to grow 3.3% to $9.8 billion, with digital advertising expected to reach approximately 78% of the overall market spend. Furthermore, an average dealership is estimated to spend almost three times more on digital solutions than advertising, according to Borrell Associates.

Automotive dealers operate in a competitive market. Prior to the COVID-19 pandemic, dealers were experiencing margin compression, decreased OEM support and growing consumer expectations around service and support. As a result, dealers are investing more in technology solutions and their first-party platforms (their own websites), a trend which has accelerated in the current COVID-19 environment. Dealers are embracing technology solutions that help drive operational efficiency and allow them to support consumers through their preferred channels (online, offline or both). In part by leveraging technology solutions, many dealers are achieving record profitability. As the first truly integrated marketplace and solutions provider in the market today, we are well-positioned to support dealers with our comprehensive, multi-faceted sales-oriented suite of tools and solutions.

For shoppers, buying a car is one of life’s most significant and researched decisions. According to Mintel’s 2020 car purchasing study, approximately 69% of car shoppers believe buying a vehicle is stressful. Numerous product options with opaque, negotiable prices and gaps in the online-to-offline shopping experience add complexity to an already overwhelming decision-making process. Shoppers want a streamlined, simplified automotive retail experience. Marketplaces like Cars.com help car shoppers cut through the clutter and support shoppers with tools designed to alleviate friction from search to signature. Dealers and OEMs value our marketplace for the chance to connect with our unique, extensive and valuable in-market audience, and to improve their marketing efficiency with our suite of solutions and tools.

Products. Our core products for sellers include:

Marketplace products.

•
Marketplace subscription advertising. We sell marketplace subscription advertising packages to dealer customers, which allow them to showcase their available new and used vehicle inventory to our extensive audience of in-market car shoppers. We also offer our customers several add-on products, which include premium on-platform advertising products that can be uniquely tailored to an individual dealer customer. Our marketplace subscription packages are our largest product by revenue and number of subscribing dealers.

•
Social selling. In 2018, we pioneered the use of social media platforms to sell cars by launching multiple solutions for both dealers and OEMs to target and connect with in-market car shoppers on social media platforms, expanding their opportunity to sell more cars. We offer Cars Social, for both dealers and OEMs, which targets and serves native advertisements displaying real-time inventory to in-market car shoppers on Facebook and Instagram by leveraging our valuable audience data.

Digital Solutions.

•
Website creation and platform hosting. Our advanced Dealer Inspire website, platform hosting and related solutions make automotive retail faster, easier and smarter from search to signature. Built on a customizable platform and designed with user behavior data, our websites are set apart by the advanced technologies that drive modern consumers toward purchase decisions. Website hosting is a product with high retention rates, supporting the reliability and stability of our revenue, and also diversifies our revenue streams.

•
AI chat tool. Our Conversations product turns chats into customers by leveraging AI technology, live video chat capabilities and 24/7 managed chat support to instantly respond to all incoming messages. Conversations is built to connect today’s car buyers with sellers — wherever, whenever and however they want to shop.

•
Digital retailing. Our Online Shopper solution enables e-commerce transactions for dealers. The “Garage” feature allows shoppers to save vehicles, customize and compare their payments side-by-side. This feature also allows shoppers to add finance and insurance products and aftermarket accessories, and to checkout, for delivery or pick-up in just three easy steps.

•
Instant loan screening and approvals. Our CreditIQ solution enables shoppers to digitally secure instant vehicle financing. Dealers are empowered with the ability to utilize the lenders of their choice at no cost to the dealer. Participating lenders on the CreditIQ platform pay a fixed fee per transaction completed.

•
Review and reputation management. Through our DealerRater brand, we are one of the leading dealer review platforms in the industry, with more than 11 million consumer reviews integrated on the CARS platform. Our reputation management solutions enable dealers to build, measure, monitor and manage their review programs to drive more leads that close faster. DealerRater reviews are syndicated across a variety of platforms (including Cars.com), reaching more than 20 million consumers, digitally, each month.

Advertising.

•
Display advertising. Our display advertising products help dealers and OEMs extend their reach and efficiently access our large audience of in-market car shoppers. The geographically targeted advertising served on our Cars.com website and mobile app enables our customers to increase brand awareness and promote inventory. According to Borrell’s 2021 Local Automotive Advertising Outlook, of 17 different types of media, targeted banners, which includes paid social media ads, will remain dealers’ largest single spending category, with OTT and other forms of streaming video advertising rising to the second largest spending category within two years.

•
Digital advertising services. To maximize a dealer’s ROI, their marketing and advertising campaigns need to seamlessly connect with the website experience to convert traffic into paying customers. We offer programs that manage dealer search engine optimization, as well as paid media spend beyond the Cars.com platform. Our data analytics and insights ensure dealers’ search investments are deployed in the most efficient manner possible.

•
In-market video. Launched in 2020, FUEL is a digital video solution that provides OEMs and dealers with the opportunity to reach Cars.com’s in-market car shopping audience of over 20 million monthly shoppers on their screen of choice via social media platforms and streaming apps. FUEL leverages Cars.com’s high-quality, in-market audience data to pinpoint serious ready-to-buy shoppers. This targeted approach drives high advertising efficiency for FUEL, which compares favorably to the high-cost broadcast television solutions that dealers and OEMs have historically relied on.

Our strengths and competitive advantages. Our strategy is to drive growth and efficiency in the automotive industry by uniting media, solutions and data into a connected platform solution that car buyers and sellers cannot afford to be without. We believe our business has many competitive advantages, including:

A powerful family of brands with industry-leading fundamentals at scale. Cars.com is synonymous with car shopping. Among our core competitors selling new and used vehicles, we rank No. 1 in brand awareness according to Qualtrics, a customer insights platform. We are trusted as a reliable partner for car buyers and sellers. Among marketplaces, we are a first mover in extending our focus to automotive solutions. Additionally, Dealer Inspire is widely recognized as an industry innovator that has helped to shape the future of automotive retail for sellers. DealerRater is one of the leading dealer review platforms in the industry. Our FUEL product further differentiates our business, as we leverage our powerful audience data to efficiently target in-market shoppers through digital video. CreditIQ is a cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Together, we believe Cars.com, Dealer Inspire, DealerRater, FUEL and CreditIQ are a strong force delivering the first truly integrated platform and solutions provider in the market today.

A high-quality audience, at scale, drives our leading marketplace. We have made strategic investments in technology and marketing to deliver what we believe is the industry’s most qualified car shopping audience.

In 2021, we had nearly 600 million site visits and 25 million average monthly unique visitors. As the owner of a category website with a trusted consumer brand, we generate the majority of our traffic organically. Over the past 20 years, we have made more than half a billion connections between car shoppers and sellers.

Further, approximately 85% of our audience is in-market to buy a car, compared to a fraction of the general population. The average time to purchase a car is less than 50 days, while approximately 51% of our audience plans to buy within 30 days. According to J.D. Power’s 2021 New Autoshopper study, as interest in environmentally-friendly transportation grows, our audience outpaces the industry with higher than average electric vehicle consideration and purchase rates. Thus, we offer unique reach for advertisers seeking digital platforms for impactful campaigns that lead to transactions with consumers.

The quality of our in-market audience is validated by our increasingly strong customer retention rates. Internal research suggests that approximately 70% of consumers want to execute at least some portion of the automotive purchase online. Since the COVID-19 pandemic began, consumers’ interest in completing price negotiations online reached 50% at the height of the pandemic while those interested in conducting financing and credit applications online rose to 41%. Our marketplace plays an integral role in digitally connecting consumers and dealers to help facilitate these online transactions.

Our platform strategy is fueled by our growing suite of end-to-end digital solutions for the automotive industry. Our robust solutions portfolio is an important component of our strategy and a key differentiator from our competitors. Our solutions and technology help sellers expand their influence and engagement with consumers across the entire purchasing journey, increasing sales, creating operational efficiency and improving profitability. Examples of these solutions include:

•
Dealer Inspire. Dealer Inspire has been endorsed by nearly all OEMs in the United States. As of December 31, 2021, Dealer Inspire powered the digital storefront of thousands of dealers, hosting approximately 5,300 websites. Our digital retailing and selling solutions, such as Conversations and Online Shopper, further enhance our value proposition to dealers. These fully integrated, value-add solutions allow consumers to explore pricing and financing options and enable consumers and dealers to engage directly via chat, video and text.

•
DealerRater. DealerRater’s platform for collecting and publishing ratings and reviews, including reviews of dealership salespeople, is an important point of connection for many shoppers, who would like to connect with and select a salesperson to work with prior to stepping on the lot. According to a 2020 J.D. Power New Autoshopper Study, approximately 64% of car shoppers use consumer reviews to help narrow down their choices.

•
FUEL. Our FUEL solution allows car dealers and OEMs the opportunity to leverage our unique, first-party audience data to harness the power and efficiency of digital video. Car dealers and OEMs today rely on broadcast television and general audiences for advertising. Our in-market video strategy allows dealers to become hyper-efficient with marketing spend and target only those shoppers who are looking to purchase a vehicle by serving them custom, interactive video content on video platforms such as YouTube, Hulu and Facebook, a market that is predicted to grow by 47% by 2025.

•
CreditIQ. Our newly acquired automotive fintech platform facilitates CARS entry into the rapidly growing multi-billion dollar Auto Finance market. It provides instant online loan screening and approvals to facilitate online car buying. Dealers gain access to CreditIQ's advanced digital financing technology via Dealer Inspire's websites and digital retailing platform "Online Shopper," and the Cars.com marketplace, which can improve efficiency, increase profits Per Vehicle Retail (PVR) and lead conversion and provide access to deeper attribution data and insights. The tens of millions of high-intent, in-market car shoppers who visit the CARS platform each quarter may take advantage of the new interactive online loan screening and approval marketplace, which provides instant finance offers and enables a complete buying transaction from the comfort of home.

Business Strategy. Our vision is to become the largest digital automotive marketplace and platform powering innovative solutions and frictionless omnichannel experiences for buyers and sellers. We are pursuing a product-first growth strategy, which includes targeted M&A to cement our position as the destination for car shoppers and sellers. We believe this strategy will ultimately deliver above market results including sustainable high growth revenue, earnings, and cash flow.

Competition. We face competition to attract consumers and paying dealers to our marketplace and to attract advertisers to purchase our advertising products and services, including our website creation and hosting services. Our competitors offer various marketplaces, products, and services that compete with us. Some of these competitors include:

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
•
Providers of offline, membership-based car-buying services, such as the Costco Auto Program
•
Website platform and solution providers, such as Dealer.com, Sincro (formerly CDK Global) and DealerOn
•
Automotive fintech, such as AutoFi
•
Digital advertising providers

Competition for Consumers and Dealers. We compete for consumer visits with other online automotive marketplaces, OEM websites, free listing services, general search engines and dealer websites. We compete for shopper traffic primarily on the basis of the quality of our user experience. We believe our user experience compares favorably due to the scale of our vehicle listings, the unbiased transparency of the information we provide on vehicles, pricing and dealerships, as well as the intuitive nature of our user interface, sophisticated search tools and algorithms and our mobile user experience, among other factors.

We compete for dealers’ marketing spend with offline customer acquisition channels, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines and other internet sites that attract consumers searching for vehicles. We compete primarily on the basis of the return on investment (“ROI”) to the customer that our marketplace provides. We believe we are in a favorable market position due to our highly-engaged, large, in-market consumer audience and the resulting volume and quality of connections we provide to dealers, resulting in an attractive ROI.

Competition for Advertisers. We compete for a share of advertisers’ total marketing budgets against media sites, websites dedicated to helping consumers shop for cars, search engines and social media sites, among others. We also compete for a share of advertisers’ overall marketing budgets with traditional media, such as television, radio, magazines, newspapers, automotive guide publications, billboards and other offline advertising channels. We compete for advertising spend based on the marketing ROI that our products provide. We believe we are in a favorable market position due to our large in-market consumer audience, high consumer engagement and the effectiveness and relevance of our advertising products.

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

In particular, the advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell automobiles, the dealers from which we derive a significant portion of our revenue do sell them and are consequently subject to significant regulation. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which automobiles are advertised and sold generally are directly applicable to our business model.

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

To operate in this highly regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance or the regulatory compliance of our customers could be challenged. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

Human Capital. CARS is committed to the highest standards of integrity, inclusion and responsible business practices. Our commitment to build a culture and business that cares about our employees, customers, industry and communities is a part of who we are – it’s in our DNA.

We believe our highly innovative and effective teams are one of the biggest differentiators and the most important investment we can make at CARS. We promote and foster an environment that encourages constant learning and curiosity, including offering all of our employees additional learning and development opportunities. We provide individual training and certifications, across thousands of topics and interests, to ensure our teams continue developing the needed skills to grow in their careers at CARS and deliver their very best every day. Leadership development programs are also available to provide in-depth training courses to help managers build successful teams focused on innovating in our business and the ever-changing automotive and technology industries. The courses develop skills of influence, time management, coaching, feedback, conflict management, empathy and overall leadership.

At CARS, we believe we offer competitive and equitable compensation and benefits that include:

•
A leading Employee Stock Purchase Plan, under which all team members – including part-time and temporary employees – are eligible to participate;
•
Alternative work arrangements for eligible employees such as our flexible work program, including adoption of a hybrid work philosophy, which we believe improves work-life balance, productivity and overall employee satisfaction; and

•
Family-friendly benefits such as paid parental leave, paid family medical leave, paid compassionate time, adoption assistance, subsidized back-up daycare, fitness programs and subsidies, legal support, tuition reimbursements, electric vehicle subsidies and volunteer opportunities.

We also closely monitor employee satisfaction and engagement, conducting semi-annual, anonymous, company-wide surveys that are studied by our executive management team and shared with our Board of Directors. These surveys are an important way for us to identify areas where we can improve. We encourage employee participation in the surveys, with participation rates typically greater than 80%, which allows us to gather valuable insight into employee satisfaction.

We believe that a diverse workforce enhances the value of the Company for all stakeholders. We undertake many initiatives to ensure that CARS is an inclusive place to work for people of all backgrounds, genders, nationalities, ethnicities, sexual orientations and beliefs. We incorporate diversity considerations into all aspects of our employment journey, from targeted recruitment to fostering diversity affinity groups through our Employee Resource Groups. We also offer regular Unconscious Bias training to encourage and uncover opportunities to create a more inclusive and open workplace. Our diversity initiatives are managed directly by our executive management team, underscoring our commitment to this important principle across all levels of the organization. At CARS we have solidified our commitment to diversity, equity, and inclusion by monitoring and measuring diversity in talent acquisition and retention. Beginning in 2021, each executive team member’s incentive compensation is impacted by their performance in this area.

We have a variety of active Employee Resource Groups at CARS, focused on serving as enterprise-wide champions for diversity, equity, and inclusion, helping us to identify areas in which we can become even more inclusive. These groups also allow for the open sharing of ideas and cultural awareness among our teams while providing civic engagement within our communities, leadership development, and improving overall cultural competence.

As of December 31, 2021, CARS had approximately 1,600 full-time employees. In total, 45% of the employees identify as female and 25% identify as having a racial and ethnic background other than white. The CARS executive management team consists of 10 members, of which 30% identify as female, 30% identify as having a racial and ethnic background other than white and 30% self-identify as LGBTQIA. In addition, our Board of Directors consists of 11 members, 27% who identify as female and 27% as having a racial and ethnic background other than white. We also engage contractors to support our diversity goals and our culture. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Available Information. We file periodic reports (Forms 10-Q and 10-K) and current reports (Form 8-K) and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Our filings are also available to the public on, or accessible through, our corporate website for free via the “Investor Relations” section at http://investor.cars.comas soon as reasonably practicable after they are filed electronically with the SEC. The information we file with the SEC or contained on, or accessible through, our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this report. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

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

Since March 2020, the COVID-19 pandemic and the numerous measures implemented by governmental authorities around the country to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (“related restrictions”) have resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and have caused significant volatility in U.S. and international debt and equity markets.

To varying degrees and at different points over the past two years, our business, financial condition, liquidity and operating results have been, and may continue to be, adversely affected by the COVID-19 pandemic, additional resurgences and related restrictions. For example, in the second quarter of 2020, the pandemic and related restrictions caused a widespread increase in unemployment and resulted in reduced consumer spending and an economic recession. Substantially all of our revenue is generated from subscription services offered to automotive dealers and our national advertising offerings to OEMs and other advertisers in or adjacent to the automotive industry and our business may be negatively affected during times of low automobile sales, low dealer inventory due to production shortages or delays and high unemployment. To the extent a weakened economy impacts our customers’ ability or willingness to pay for our services or our vendors’ ability to provide services to us, our operations, liquidity and financial condition could be negatively impacted. As a result, in order to respond to changes in our revenue, we may be required to implement expense-reduction measures or amend our debt instruments in the future, which could further adversely impact our operations, liquidity and financial condition.

The extent to which the COVID-19 pandemic and responses to it impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic, any additional resurgence or COVID-19 variants, actions that have been and continue to be taken in response to the pandemic, the availability and cost to access the capital markets, the effect on our customers’ demand for and ability to pay for our services, the effect on consumer demand for our services, disruptions or restrictions on our employees’ ability to work and travel and impacts on employee health and responses to it.

We are subject to certain financial and other covenants contained in the Credit Agreement, as amended, and the indenture governing the Notes (as defined below). The impact of the COVID-19 pandemic and related restrictions may affect our ability to comply with such covenants. For information related to debt, see Note 7 (Debt) to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

While the duration of any adverse effects of the pandemic is uncertain, we believe our marketplace, advertising and digital solutions have been critical in helping our customers navigate the challenges of the pandemic and related restrictions through December 31, 2021. We believe our solutions will continue to be important tools to our customers in the future and, in particular, any potential future impacts of the pandemic and related restrictions. The impact of the pandemic and related restrictions may also heighten other risks discussed in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, liquidity and results of operations.

Market acceptance of and influence over certain of our products and services is concentrated with a limited number of automobile OEMs and dealership associations, and we may not be able to maintain or grow these relationships.

Although the automotive retail industry is fragmented, a relatively small number of OEMs, dealership associations, and their program administrators exert significant influence over the market acceptance of certain automotive products and services due to their concentrated purchasing activity, the visibility of their endorsement or recommendation of specific products and services, their provision of co-operative advertising money to dealers, and their ability to define technical standards and certifications and marketing guidelines. For example, many of our website solutions are provided pursuant to OEM-designated endorsements or preferred vendor programs. While automotive dealers are generally free to purchase the solutions of their choosing, if an OEM has endorsed or certified a provider of products or services to its associated franchised dealers and if our solutions lack such certification or endorsement, adoption or retention of our products and services could be materially impaired.

Dealer closures or consolidation among dealers or OEMs could reduce demand for, and negatively affect the pricing of, our marketing and solutions offerings, thereby leading to decreased earnings.

When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity than before, leading to volume compression and loss of revenue across the automotive marketplace sector. In the past, dealers were more likely to close or consolidate when conditions in the automotive industry and/or general economic conditions were poor. Despite our market position, consolidation or closures of automobile dealers could reduce the aggregate demand for our services in the future and limit the amounts we earn from our solutions. In addition, advertising purchased by OEMs accounts for a meaningful portion of our revenue. There are a limited number of OEMs, and financial difficulties or consolidation among OEMs could similarly lead to volume compression and loss of revenue.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, inflation, tariffs, health or similar issues, such as pandemic or epidemic, and increased unemployment. In addition, the use of ride sharing and the development of autonomous vehicles could erode the demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and lead to a reduction in other spending by these constituents. Further, production shortages, supply chain disruptions and inventory shortfalls could adversely impact automobile dealers. Though our current customer bases, revenue sources and operations are substantially limited to the United States, our business may be negatively affected by challenges in the global automotive ecosystem and other macroeconomic issues.

Our business depends on our strong brand recognition, and any failure to maintain, protect and enhance our brands could hurt our ability to retain or expand our base of consumers, dealers and advertisers, and our ability to increase the frequency with which consumers, dealers and advertisers use our services.

We believe that maintaining and increasing the strong recognition of the CARS brand is critical to our future success. Our brand drives traffic to our websites and applications. Our brand is known for attracting a large base of in-market car shoppers by offering credible and easy-to-understand information from consumers and experts and an unrivaled set of new and used vehicle listings. In addition, OEMs, dealers and other advertisers rely on our innovative digital marketing services and solution offerings to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers, customers and advertisers, or increase the frequency with which such constituents use or purchase our solutions. Expanding the business will depend, in part, on our ability to maintain the trust that consumers, customers and advertisers place in our solutions and services and the quality and integrity of the listings and other content found on the CARS sites and mobile applications. In addition, any negative publicity about us, including our solutions, technologies, sales practices, personnel or customer service, could diminish confidence in and the use of our services. If we experience persistent negative publicity, or if consumers otherwise perceive that content on the CARS sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

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

We rely on our in-house editorial content team to continually develop content that is useful and of interest to consumers in order to drive organic traffic to the CARS sites and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to facilitate our creation of independent and unbiased coverage of the automotive landscape. Our internally developed content focuses primarily on consumer purchasing and ownership advice and analysis of consumer automotive purchasing and ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which could lead to less distinctive content on our sites and increased operating costs, including increased traffic acquisition costs. Additionally, if we are unable to continue providing the same level of high-quality, unique consumer content, organic traffic across the CARS sites and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the CARS sites and mobile applications, and recognizing less value for their digital advertising spend. As a result, dealers may not continue to list their vehicles on the CARS sites and mobile applications. Similarly, decreased organic traffic due to a reduction in unique content may cause national advertisers such as OEMs to shift their digital advertising spend to sites with higher traffic. Further, decreased traffic from in-house content could result in increased spend in paid channels, which would result in higher sales and marketing expense. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

Strategic and Competitive Risks

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
Automotive fintech, such as AutoFi
•
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

Our competitors could significantly impede our ability to expand our network of dealers and consumer reach. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease prices for our solutions to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue may be reduced and our operating results may be negatively affected.

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

Although the shift in advertising spending away from traditional advertising methods to digital advertising methods provides greater opportunity for us, competition to capture share of the total digital automotive advertising spend has increased and may continue to increase due to the attractive projected growth of digital automotive advertising spend, low barriers to entry in the online automotive classifieds and related digital automotive advertising markets.

We may face significant challenges in convincing our advertising customers, including national advertisers and OEMs, to expand their advertising on our sites and mobile applications in the face of growing competition, which could hurt our ability to grow our third-party advertising revenue. For example, there are a limited number of OEMs, most of which already advertise on our sites. To grow our advertising revenue from these OEMs, we may need to capture a greater portion of such OEMs’ digital advertising budgets. In addition, if we experience a significant decrease in advertising spending by OEMs or other national advertisers for any reason, our revenue will decrease and our business, results of operations or financial condition may be materially and adversely affected.

If we do not adapt to automated buying strategies quickly, our display advertising revenue could be adversely affected.

The majority of the display advertising purchased by our national, regional and related advertisers (e.g., insurance advertisers and finance advertisers) is still done manually via insertion orders. Recently however, advertisers have been shifting away from buying media directly from premium publishers like us and increasingly buying their target audiences via the ad exchanges across the broader Internet. While we have grown our programmatic revenue, are developing new programmatic ad products and are redesigning our ad delivery technology stack, we may not adapt quickly enough and may lose display advertising revenue as a result. Due to the concentrated number of national advertisers, our National advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes, and financial results of our clients. These changes may occur independent of the products and value we are providing to those advertisers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and cookies collected to serve ads.

We may face difficulties in developing and launching new solution offerings or growing our complementary offerings that help automotive brands and dealers create enduring customer relationships.

We continue to expand, enhance and improve the nature and scope of our solution offerings and have expanded to incorporate digital solutions that use social, mobile and web-based technologies, and to enter into complementary markets. Our ability to effectively offer a wide breadth of business solutions depends on our ability to attract existing or new clients to our new service offerings. The market for solutions is highly competitive. We cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract clients to these service offerings. The inherent difficulty of developing or implementing new service offerings and significant competition in the markets for these services may affect our ability to market these services successfully.

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

Strategic acquisitions, investments and partnerships could pose various risks, including integration risks, increase our leverage, dilute existing stockholders and significantly impact our ability to expand our overall profitability.

One of our key operating strategies is to pursue targeted acquisitions that enhance our platform strategy. Acquisitions involve inherent risks, such as potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material and adverse effect on our business, results of operations or financial condition and could strain our human resources. We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions. We may be unable to successfully implement effective cost controls or achieve expected synergies as a result of an acquisition. Acquisitions may result in our assumption of unexpected liabilities, the integration of separate organizations, the unanticipated incompatibility of systems and operating methods, negative impacts on employee morale and performance as a result of job changes and reassignments, unforeseen difficulties in operating businesses we have not operated before and the diversion of management’s attention from the operation of our core business. Acquisitions may also result in our having greater exposure to the industry risks of the businesses underlying the acquisition and possible tax costs and inefficiencies. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties that could lead to disruption of investee or partnership activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity. Acquisitions may subject us to new or different regulations or tax consequences which could have an adverse effect on our operations.

In addition, we may be unable to obtain the financing necessary to complete acquisitions on attractive terms or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Future equity financings could also decrease our earnings per share and the benefits derived from such new ventures or acquisitions might not outweigh or exceed their dilutive effect. Any additional debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities.

Risks Related to Technology

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

We rely on third-party service providers for many aspects of our business, including inventory information and sales of our product through social media, and interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Our business relies on the collection, use and analysis of third-party data, including large amounts of inventory, vehicle and consumer information, and integrations with third-party systems, such as inventory management systems, customer relationship management systems and dealer management systems, for the benefit of our car buying consumers, customers and advertisers. We use information about automobiles, inventory, ownership history and pricing from third parties, including OEMs, dealers and others, in various aspects of our business. We also partner with social media platforms, such as Facebook and Instagram, to leverage our valuable audience data to serve native advertisements and display real-time inventory for both dealers and OEMs to in-market car shoppers. If the third parties on which we depend are unable or unwilling to provide data or services, restrict our use of data, experience difficulty meeting our requirements or standards, or revoke or fail to renew our licenses or partnerships, we could have difficulty operating key aspects of our business. In addition, if these third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption or increase their fees, or if our relationship with these providers were to deteriorate, we could suffer increased costs and delays in our ability to provide our products to consumers and customers until an equivalent provider could be found or until we develop replacement technology or operations.

We rely on third-party services to track and calculate certain of our key metrics, including unique visitors and traffic and any errors or interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Certain of our key metrics, such as the number of our unique visitors and our traffic — are measured with third-party tools. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, measurement methodologies exhibit a level of accuracy risk because of a variety of factors. For example, we have discovered in the past, and expect to discover in the future, that portions of our traffic, have been attributable to non-human traffic. Because this non-human traffic generally exhibits detectable anomalous patterns, our reported traffic metrics for impacted periods reflects an adjustment to remove non-human traffic. We expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by invalid traffic.

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

Risks Related to Data Privacy and Security

We rely on technology systems’ availability and ability to prevent unauthorized access. If our security and resiliency measures fail to prevent incidents, it could result in damage to our reputation, incur costs and create liabilities.

Like other technology-based businesses, our solutions may be subject to attacks from computer viruses, break-ins, phishing attacks, ransomware attacks, unauthorized use, attempts to overload services with denial-of-service and other attacks. Any attack or disruption could negatively impact our ability to attract new consumers, dealers or advertisers and could deter current consumers, dealers or advertisers from using our solutions, or subject us to lawsuits, regulatory fines or other action or liability.

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

Our ability to attract and retain customers depends on our ability to collect and use data and develop tools to enable us to effectively deliver and accurately measure advertisements on our platform.

Most customers rely on tools that measure the effectiveness of their ad campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince customers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign on our platform is critical to our ability to attract new customers and retain, and increase spend from our existing customers.

We are continually developing and improving these tools and such efforts have required and are likely to continue to require significant time and resources and additional investment, and in some cases we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our customers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes that include requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information which allows us to attribute user actions on customers’ websites to the effectiveness of advertising campaigns that are run on our platform or may limit our ability to communicate with or understand the identity of our consumers. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. Further, Apple announced certain changes, including introducing an App Tracking Transparency framework that will limit the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track user actions off our platform and connect their interactions with on-platform advertising.

In addition, third parties, such as Apple, Microsoft or Google, have implemented and may continue to implement changes and restrictions in browser or device functionality that limit the use of cookies, or that limit our ability to communicate with or understand the identity of our consumers.

These restrictions make it more difficult for us to provide the most relevant ads to our consumers, measure the effectiveness of and re-target and optimize advertising on our platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect and share data which our customers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduce our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain customers. Customers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.

We rely heavily on our ability to collect and share data and metrics for our customers to help new and existing customers understand the performance of advertising campaigns. If customers do not perceive our metrics to be accurate representations of our user base and user engagement or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, revenue and financial results.

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

General Risks

Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.

Our success depends, in part, upon the continuing contributions of our executive officers, particularly our Chief Executive Officer, and other key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled personnel, such as individuals with technical skills in a rapidly changing technological environment. Additionally, as the workforce landscape changes due to the COVID-19 pandemic, we must compete to attract and retain employees. We do not have employment agreements with any of our executive officers or other operational personnel, and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of the services of any of our key employees or the failure to attract or replace qualified personnel may have a material and adverse effect on our business.

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

Our intangible assets were approximately $769.4 million as of December 31, 2021, representing approximately 76% of our total assets. We evaluate our intangible assets to determine whether all or a portion of their carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

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

Approximately 16.2% of our outstanding indebtedness as of December 31, 2021 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. Although we have entered into interest rate swap agreements on our Term Loan to reduce interest rate volatility for a portion of the extended term, we cannot assure you we will be able to enter into interest rate swap agreements in the future on acceptable terms or that such swaps or the swaps we have in place now will be effective. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. We maintain administrative offices and other facilities to support our operations. We have leases for our principal executive office in Chicago, Illinois and our other office in Naperville, Illinois. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3. Legal Proceedings. From time to time, we may be party to various claims and legal actions arising in the ordinary course of our business. We do not believe that we have any pending litigation that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. We hereby incorporate by reference Note 10 (Commitments and Contingencies) to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol “CARS.” Based on reports by our transfer agent for our common stock, as of February 18, 2022, there were 4,747 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock during the period from May 18, 2017 to December 31, 2021. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) SmallCap 600 Index, of which we are a member, and Research Data Group’s (“RDG”) Internet Composite Index. The comparison assumes $100 was invested on May 18, 2017 in CARS common stock and each index.

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

Item 6. [Reserved]

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

Business Overview. We are a leading digital marketplace and solutions provider for the automotive industry, connecting car shoppers with sellers. Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. Our portfolio of brands now includes Cars.com™, Dealer Inspire®, DealerRater®, FUEL™, Auto.com™, PickupTrucks.com™, CreditIQ™ and NewCars.com®.

Overview of Results.

	Year Ended December 31,
(In thousands, except percentages)	2021	2020	2019
Revenue	$623,683	$547,503	$606,682
Net income (loss) (1)	7,719	(817,120)	(445,324)

(1)
The net loss for the year ended December 31, 2020 and 2019 is primarily attributed to goodwill and intangible asset impairments of $905.9 million and $461.5 million, respectively.

2021 Highlights and Recent Trends.

Dealer Customers. In the fourth quarter of 2021, Dealer Customers increased by 150, or 1%, to 19,179 as of December 31, 2021, as compared with 19,029 as of September 30, 2021, continuing six consecutive quarters of growth in Dealer Customers.

Total Dealer Customers increased by 807, or 4%, as compared with December 31, 2020. This increase was a result of sustained high retention rates and new sales to Dealer Customers. Dealer Customers as of December 31, 2020 were lower due to higher cancellations of marketplace customers in 2020, principally due to the COVID-19 pandemic.

CreditIQ. In November 2021, we acquired all the outstanding stock of CreditIQ, Inc. (the "CIQ Acquisition"), a cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, we are now able to make advanced digital financing technology available to dealers across the CARS platform. Using cash on hand, we paid $30.0 million at the closing excluding transaction fees and expenses. As part of the transaction, we may be required to pay additional cash consideration of up to $50.0 million based on future performance over a three-year period with a mutually agreed upon option for a fourth year.

Technology Transformation. In June 2021, we announced the completion of a transformed online platform and mobile app for our users. Our new Cars.com site offers load times up to 80% faster and real-time inventory updates of over 50,000 cars added to the site daily, an especially important feature in today's inventory-starved environment. The upgraded Cars.com site, built on cloud-based technology, now delivers a more streamlined and dynamic experience for both car shoppers and sellers. Our updated site experience builds on a wealth of content and offers even more advanced tools, interactive features and personalized content combined with a vibrant, intuitive and accelerated path to purchase.

FordDirect Agreement. In April 2021, we announced that we were selected by FordDirect as a preferred website and technology platform provider for its approximately 3,000 U.S. dealerships.

Debt Repayments. During the year ended December 31, 2021, we generated substantial cash flow enabling us to make $120.0 million of debt repayments, of which $110.0 million were voluntary prepayments.

FUEL. Launched in early 2020, FUEL is a unique, high-ROI, targeted video advertising solution that generates superior returns compared to high-cost broadcast television advertising, on which the auto industry spends approximately $10 billion per year, in addition to what is spent on other expensive advertising mediums. FUEL continues to be one of our fastest growing products. FUEL enables dealerships and OEMs to target and reach in-market car shoppers by leveraging the power of Cars.com's exclusive first-party audience data.

Impact of COVID-19 on our business. Beginning in March 2020, the COVID-19 pandemic spread throughout the United States and the rest of the world and resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). As cases of COVID-19 persist in various regions around the globe and new COVID-19 variants emerge, these related restrictions may still be enforced or be renewed in certain markets. During the year ended December 31, 2020, and to a lesser extent during the year ended December 31, 2021, our business, financial condition, liquidity and operating results were adversely affected by the COVID-19 pandemic, as a widespread increase in unemployment, reduced consumer spending and supply chain disruptions impacted the greater macroeconomic automotive industry.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic, Average Monthly Unique Visitors and Monthly Average Revenue Per Dealer is as follows (in thousands, except for Monthly Average Revenue Per Dealer):

	Year Ended December 31,
	2021	2020	% Change
Traffic	591,499	599,807	(1)%
Average Monthly Unique Visitors	25,064	23,822	5%
Monthly Average Revenue Per Dealer - Annual	$2,309	$1,995	16%

Information regarding our Dealer Customers is as follows:

	December 31, 2021	December 31, 2020	% Change	September 30, 2021	% Change
Dealer Customers	19,179	18,372	4%	19,029	1%
Monthly Average Revenue Per Dealer - Quarterly	$2,333	$2,264	3%	$2,332	0%

Traffic ("Visits"). Traffic is fundamental to our business. Traffic to the CARS network of websites and mobile apps provides value to our advertisers in terms of audience, awareness, consideration and conversion. In addition to tracking traffic volume and sources, we monitor activity on our properties, allowing us to innovate and refine our consumer-facing offerings. Traffic is defined as the number of visits to CARS desktop and mobile properties (responsive sites and mobile apps), measured using Adobe Analytics. Traffic does not include traffic to Dealer Inspire websites. Traffic provides an indication of our consumer reach. Although our consumer reach does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealer customers and national advertisers.

Traffic for the twelve months ended December 31, 2021 was essentially flat compared to the prior year.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations count toward the number of UVs. UVs do not include Dealer Inspire UVs. We measure UVs using Adobe Analytics.

UVs increased 5% from December 31, 2020. We believe the growth in UVs was primarily related to heightened consumer demand resulting from an increase in consumer confidence due to the economic stimulus during the first half of 2021. This was partially offset by certain short-term negative impacts in connection with the completion of the Technology Transformation.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period.

ARPD for the quarter remained essentially flat from September 30, 2021 and increased 3% from December 31, 2020, primarily driven by growth in FUEL revenue, as well as growth in digital solutions.

ARPD for the year increased 16% from December 31, 2020, primarily driven by the second quarter 2020 invoice credits provided to our customers as a result of the COVID-19 pandemic and related restrictions, as well as our dealer customers' further adoption of FUEL and digital solutions.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer.

Total Dealer Customers increased 1% from September 30, 2021. Dealer Customers increased, as a result of growth in marketplace and solutions only dealer customers, reflecting improved retention rates.

Total Dealer Customers increased by 4%, from December 31, 2020. This increase was a result of sustained high retention rates and new sales to Dealer Customers. Dealer Customers as of December 31, 2020 were lower due to higher cancellations of marketplace customers in 2020, principally due to the COVID-19 pandemic.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive ecosystem, including inventory supply and supply chain disruptions, semiconductor shortages, employee retention and changes related to automotive advertising, among other macroeconomic factors. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, home delivery, online chat, vehicle financing and our FUEL product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market, car shoppers and innovative solutions deliver significant value to our customers.

Although the future effects of the COVID-19 pandemic are unknown and depend on numerous factors outside of our control, we believe our marketplace, advertising and digital solutions remain critical in helping our customers navigate certain challenges of the pandemic and related restrictions. We also believe our solutions will continue to be important tools for our customers in the future and, in particular, may help mitigate potential future impacts of the pandemic and related restrictions.

Results of Operations.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Dealer	$549,923	$463,018	$86,905	19%
OEM and National	65,085	73,176	(8,091)	(11)%
Other	8,675	11,309	(2,634)	(23)%
Total revenue	623,683	547,503	76,180	14%
Operating expenses:
Cost of revenue and operations	114,200	101,536	12,664	12%
Product and technology	77,316	60,664	16,652	27%
Marketing and sales	208,335	183,448	24,887	14%
General and administrative	73,562	59,051	14,511	25%
Affiliate revenue share	—	10,970	(10,970)	(100)%
Depreciation and amortization	101,932	113,276	(11,344)	(10)%
Goodwill and intangible asset impairment	—	905,885	(905,885)	(100)%
Total operating expenses	575,345	1,434,830	(859,485)	(60)%
Operating income (loss)	48,338	(887,327)	935,665	***
Nonoperating expense:
Interest expense, net	(38,729)	(37,856)	(873)	2%
Other expense, net	(126)	(11,226)	11,100	(99)%
Total nonoperating expense, net	(38,855)	(49,082)	10,227	(21)%
Income (loss) before income taxes	9,483	(936,409)	945,892	***
Income tax expense (benefit)	1,764	(119,289)	121,053	***
Net income (loss)	$7,719	$(817,120)	$824,839	***

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 88.2% and 84.6% of total revenue for the years ended December 31, 2021 and 2020, respectively, and increased by $86.9 million, or 19%, compared to the prior year.

We experienced continued growth in our FUEL and digital solutions products, as well as a 4% increase in Dealer Customers. Dealer revenue in 2020 was also impacted significantly by our response to the COVID-19 pandemic. In an effort to assist our dealer customers impacted by the COVID-19 pandemic and related restrictions, we provided, among other measures, approximately $38.2 million of financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, certain advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 10.4% and 13.4% of total revenue for the years ended December 31, 2021 and 2020, respectively. OEM and National revenue declined 11%, primarily due to pullbacks in OEM spending associated with fewer new model releases and continued production shortages, both driven by supply-chain disruptions as a result of the COVID-19 pandemic.

Operating expenses. For the year ended December 31, 2020, several of the financial statement line items described below were significantly lower as compared to the year ended December 31, 2021, due to our management of expenses in 2020 in response to the COVID-19 pandemic. For example, beginning in the second quarter of 2020, we implemented multiple initiatives to align our expenses with the lower revenue resulting from our invoice credits. The impact of lower spending in 2020 as a result of the COVID-19 pandemic primarily impacted the second quarter of 2020 and to a lesser extent, the latter half of 2020.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to our pay per lead products, third-party costs for processing dealer vehicle inventory, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18.3% and 18.5% of total revenue for the years ended December 31, 2021 and 2020, respectively. Cost of revenue and operations expense increased, primarily due to lower spending in the prior year as a result of the COVID-19 pandemic expense adjustments, as well as revenue growth from FUEL and digital solutions products, which have an inherently higher cost of revenue.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, hardware and software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 12.4% and 11.1% of total revenue for the years ended December 31, 2021 and 2020, respectively. Product and technology expense increased, primarily due to lower spending in the prior year as a result of the COVID-19 pandemic, as well as continued investment in the business.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 33.4% and 33.5% of total revenue for the years ended December 31, 2021 and 2020, respectively. Marketing and sales expense increased, primarily due to lower spending in the prior year as a result of the COVID-19 pandemic that reduced our advertising and trade events spend.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets, excluding the goodwill and intangible asset impairment discussed below. General and administrative expense represents 11.8% and 10.8% of total revenue for the years ended December 31, 2021 and 2020, respectively. General and administrative expense increased, primarily due to $11.9 million in transaction related costs, including $9.6 million of compensation expense recognized as part of the $30.0 million upfront purchase consideration of CreditIQ recorded in the fourth quarter. In addition, the increase includes the impact of lower spending in the prior year as a result of the COVID-19 pandemic, as well as increased compensation costs, including stock-based compensation.

Affiliate revenue share. Affiliate revenue share expense ended in June 2020. For information related to the affiliate market conversions, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense decreased 10%, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

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

Interest expense, net. Interest expense, net increased by $0.9 million compared to the prior year period, due to a higher overall interest rate on our outstanding debt, partially offset by lower debt outstanding. For information related to our Term and Revolving Loans and interest rate swap, see Note 7 (Debt) and Note 8 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other expense, net. Other expense, net changed, primarily due to the $9.4 million impairment of a non-marketable investment, triggered by the COVID-19 pandemic during the first quarter of 2020. For information related to the impairment, see Note 2 (Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of Income (loss) before income tax, was 19% for the year ended December 31, 2021 and differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit realized from a partial release of the valuation allowance, stock-based compensation and tax credits, partially offset by an increase in our uncertain tax positions and the impact of nondeductible transaction expenses. The effective income tax rate was 13% for the year ended December 31, 2020 and differed from the U.S. federal statutory rate of 21%, primarily due to the goodwill and intangible asset impairments and the establishment of a valuation allowance recorded against the deferred tax assets. For information related to income taxes, see Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The comparison of the 2020 results with 2019 can be found under the heading “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” in “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Form 10-K, which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our short and long-term business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the duration and severity of the economic and operational impacts caused by the COVID-19 pandemic, our ability to manage costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the third amendment to the Credit Agreement (the "Third Amendment"). For information related to the Credit Amendment, as amended, see Note 7 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We may also seek to raise funds through debt or equity financing in the future to fund acquisitions, investments, or operations, consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of December 31, 2021, Cash and cash equivalents were $39.1 million and including our undrawn Revolving Loan our total liquidity was $269.1 million.

Indebtedness. As of December 31, 2021, the outstanding aggregate principal amount of our indebtedness was $477.5 million, at an effective interest rate of 5.7%, including $77.5 million of outstanding principal under the Term Loan, which carries an interest rate of 2.5% and outstanding principal under the bonds of $400.0 million, at an interest rate of 6.375%. During the year ended December 31, 2021, we made $120.0 million in Term Loan payments, of which $10.0 million were mandatory. As of December 31, 2021, $230.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Interest Coverage Ratio, calculated in accordance with our Credit Agreement, which were 0.41x and 5.72x as of December 31, 2021, respectively. For further information, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On October 30, 2020, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028 (the "Notes”). We used the net proceeds from the offering, together with cash on hand, to repay $235.0 million of borrowings under our Revolving Credit Facility, repay $162.8 million of borrowings under our Term Loan and pay fees associated with the offering.

On October 30, 2020, we entered into the Third Amendment to our Credit Agreement in connection with a broader refinancing, in which we reduced the size of our outstanding borrowings under the Credit Agreement to an aggregate principal amount of $430.0 million, comprised of a $230.0 million Revolving Credit Facility and a $200.0 million Term Loan, and extended the maturity date to May 31, 2025. The Third Amendment also included the following:

•
A maximum Senior Secured Leverage Ratio of 3.50x (as defined within the Credit Agreement, as amended), with a temporary step up for material permitted acquisitions;
•
A minimum Interest Coverage Ratio of 2.75x and 3.00x beginning June 30, 2023;
•
A revised interest rate grid updated to reflect a maximum ABR margin of 1.75% and a maximum Eurodollar margin of 2.75%;
•
Reduction of the LIBOR floor to 0.50%;
•
Certain modifications to negative covenants restricting additional indebtedness, investments, acquisitions, debt repayments and certain dividends and distribution;
•
Provisions to accommodate the replacement of the existing LIBOR Rate with a successor benchmark interest rate; and
•
Ended the Covenant Adjustment Period and removed the related minimum liquidity requirement and anti-cash hoarding covenant that were implemented pursuant to the second amendment of our Credit Agreement (the "Second Amendment").

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

The Second Amendment triggered a quantitative hedge effectiveness test, which resulted in the loss of hedge accounting. As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and is now being ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax expense (benefit) on the Consolidated Statements of Income (Loss). Subsequent to the Second Amendment, any changes in the fair value of the Swap are recorded within Other (expense) income, net on the Consolidated Statements of Income (Loss).

The Third Amendment triggered a partial extinguishment of the underlying Term Loan. Due to the extinguishment, we wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying Term Loan. As a result, we included $4.5 million in Interest expense, net on the Consolidated Statement of Income (Loss) during the year ended December 31, 2020.

As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million was recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2021 and December 31, 2020, $5.7 million and $11.1 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the year ended December 31, 2021, we made payments of $8.6 million related to the Swap. During the year ended December 31, 2021, $0.9 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

Affiliate Agreements. As of October 2019, we successfully converted all affiliates to our direct control, as our last affiliate agreement terminated in October 2019. Therefore, we have a direct relationship with all dealer customers and recognize the revenue associated with converted dealers as Dealer revenue, rather than Wholesale revenue, in the Consolidated Statements of Income (Loss). During 2021 and, to a lesser extent in 2020, we realized incremental cash flow, as we are no longer required to make any further payments to the affiliates under these agreements.

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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$138,003	$138,616	$(613)
Investing activities	(39,450)	(16,712)	(22,738)
Financing activities	(127,203)	(67,734)	(59,469)
Net change in cash and cash equivalents	$(28,650)	$54,170	$(82,820)

Operating Activities. Cash provided by operating activities was essentially flat compared to the prior period.

Investing Activities. The change in cash used in investing activities is primarily due to payments related to the CIQ Acquisition in 2021, net of cash acquired.

Financing Activities. During the year ended December 31, 2021, cash used in financing activities was primarily related to $120.0 million of debt repayments, of which $110.0 million were voluntary prepayments. During the year ended December 31, 2020, cash used in financing activities is primarily related to $50.6 million of net debt repayments, inclusive of $615.6 million in debt repayments, partially offset by $565.0 million in proceeds related to the issuance of the bond and our draw on our Revolving Credit Facility during the first quarter of 2020. Additionally, there was $17.3 million of debt issuance costs associated with the bond offering and the second and third amendments. For information related to our debt, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2021, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt (1)	$477,500	$11,250	$16,250	$20,000	$30,000	$-	$400,000
Interest on debt and swap (2)	189,234	31,631	27,730	27,290	26,083	25,500	51,000
Operating leases	43,662	4,470	4,042	4,154	4,570	4,684	21,742
Other obligations (3)	10,711	8,341	1,770	600	—	—	—
Total	$721,107	$55,692	$49,792	$52,044	$60,653	$30,184	$472,742
(1)
Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the non-cash amortization of debt issuance and other costs related to indebtedness.
(2)
Interest payments for variable rate debt were calculated using interest rates as of December 31, 2021 and factor in scheduled amortization payments primarily on the Term Loan and Swap.
(3)
Other obligations represent commitments under certain vendor and other contracts. Excluded from the above table is the contingent consideration related to the CIQ Acquisition as the amounts and timing are uncertain. As part of the CIQ Acquisition, we may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period with a mutually agreed upon option for a fourth year.

Commitments and Contingencies. For further information, see Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Subsequent Events.

Accu-Trade Acquisition. In February 2022, we signed a definitive agreement to acquire 100% of the assets of Accu-Trade, Galves Market Data and MADE Logistics ("Accu-Trade"), which includes real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities and logistics technology. Consideration for the transaction will be $65 million in cash at closing. There is also the potential for additional cash and stock consideration based on achievement of certain financial thresholds. The transaction is expected to close in March 2022.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of our common stock.

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

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We periodically enter into arrangements that include multiple promises that we evaluate to determine whether the promises are separate performance obligations. We identify performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through our direct sales force and prior to October 2019, through affiliate sales channels (Wholesale revenue).

Marketplace Subscription Advertising Revenue. Our primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to-month basis. We recognize subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Dealer revenue and, prior to October 2019, Wholesale revenue in the Consolidated Statements of Income (Loss).

We also offer our customers several add-on products to the subscription packages, as well as FUEL. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of our add-on products, as well as FUEL, are sold from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products, as well as FUEL, are combined as a single performance obligation, and we recognize the related revenue ratably as the services are provided over the contract term.

We also provide services, including hosting flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. We recognize revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Prior to October 2019, our affiliates also sold marketplace subscription advertising to dealer customers, and we earned Wholesale revenue through our affiliate agreements. Affiliates were assigned certain sales territories in which they sold our products. Under these agreements, we charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealer customers. We recognized Wholesale revenue ratably as the service was provided over the contract term. In situations where our direct sales force sold our products within an affiliate’s assigned territory, we paid the affiliate a revenue share which was classified as Affiliate revenue share in the Consolidated Statements of Income (Loss). Wholesale revenue also included the amortization of the Unfavorable contracts liability. For information related to the Unfavorable contracts liability, see Note 6 (Unfavorable Contracts Liability) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Display Advertising Products and Services Revenue. We also earn revenue through the sale of display advertising on our website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to OEMs is recorded in OEM and National revenue in the Consolidated Statements of Income (Loss). We also provide services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealers is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Pay Per Lead Revenue. We also sell leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. We recognize pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Dealer revenue, OEM and National revenue, Other revenue or, prior to October 2019, Wholesale revenue, depending on the customer who is purchasing this product, in the Consolidated Statements of Income (Loss).

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties and peer-to-peer vehicle advertising. We recognize other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Other revenue in the Consolidated Statements of Income (Loss).

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

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, we concluded it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we would perform the quantitative test.

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

We estimate the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and we also considered a market-based valuation methodology using comparable public company trading values and our market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of our reporting unit.

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

For information related to the goodwill impairment recorded during the years ended December 31, 2020 and 2019, see Note 5 (Goodwill and Other Intangible Assets, net) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Indefinite-Lived Intangibles. In connection with TEGNA's acquisition of Cars.com, we recorded an intangible asset with an indefinite life associated with the Cars.com trade name. The indefinite-lived intangible asset is tested annually, or more often if circumstances dictate, for impairment and is written down to fair value as required. During the year ended December 31, 2021, we performed a qualitative test for impairment and noted no quantitative test or impairment was required.

For information related to the intangible asset impairment recorded during the years ended December 31, 2020 and 2019, see Note 5 (Goodwill and Other Intangible Assets, net) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Business Combinations.

Intangible Assets. Intangible assets are recorded at their estimated fair value at the date of acquisition. The fair values assigned to the intangible assets acquired were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. These preliminary fair values are subject to change within the one-year measurement period. We amortize intangible assets over their estimated useful lives on a straight-line basis. Amortization is recorded over the relevant estimated useful lives ranging from five to ten years.

We evaluate the useful lives of these assets on at least an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. If an impairment is identified, the asset is written down to fair value as required.

For the CIQ Acquisition, we did not identify any impairments or changes to the useful lives of the intangible assets during the year ended December 31, 2021.

Contingent Consideration. As part of the CIQ Acquisition, we may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two different earn-out achievement objectives, including an earnings related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period with a mutual option for a fourth year. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objective, utilizing projections about future performance. Significant inputs include volatility, discount rate and projected financial information.

Recent Accounting Pronouncements. There are no recent accounting pronouncements that materially impact our financial statements as of December 31, 2021.

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

As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million is recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2021 and December 31, 2020, $5.7 million and $11.1 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the year ended December 31, 2021, we made payments of $8.6 million related to the Swap. During the year ended December 31, 2021, $0.9 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2021 and 2020, the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the matter

As described in Note 2 to the Consolidated Financial Statements, the Company recognizes revenue in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts with customers that may include multiple service offerings. The assessment of terms and conditions for the identification of performance obligations may involve judgment.

Auditing the Company’s accounting for revenue recognition was challenging given the significant audit effort to identify and determine the distinct performance obligations in customer contracts through the inspection of terms and conditions in the customer contracts.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including management’s review of terms and conditions and the identification of distinct performance obligations in customer contracts.

To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, an evaluation of management’s assessment of the distinct performance obligations within the arrangement based on its terms and conditions for a sample of customer contracts. We tested the application of the revenue recognition accounting requirements for each of the significant service offerings to determine whether the performance obligations identified by the Company were distinct. We also assessed the appropriateness of the related disclosures in the Consolidated Financial Statements.

Acquisition of CreditIQ, Inc.
Description of the matter

During 2021, the Company completed its acquisition of CreditIQ, Inc. (“CreditIQ”) for total purchase consideration of $44.1 million, as disclosed in Note 3 to the Consolidated Financial Statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of CreditIQ was complex due to the significant estimation required by management to determine the fair value of contingent consideration and acquired software intangible assets of $23.8 million and $19.0 million, respectively. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the contingent consideration and acquired software intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a Monte Carlo simulation to measure the contingent consideration. The significant assumptions used in the Monte Carlo simulation included volatility, discount rate and projected financial information. The Company used a multi-period excess earnings method to measure the acquired software intangible assets. The significant assumptions used to estimate the value of the acquired software included the discount rate and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, technology replacement rate and EBITDA margin). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its acquisition. For example, we tested controls over the recognition and measurement of consideration transferred (including contingent consideration) and acquired software intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the contingent consideration, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We also involved our valuation specialists to assist in evaluating the Company's use of a Monte Carlo simulation and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts. To test the estimated fair value of the acquired software intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach (the multi-period excess earnings method) and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of certain significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

February 25, 2022

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$39,069	$67,719
Accounts receivable, net	98,893	93,649
Prepaid expenses	7,810	6,491
Other current assets	1,665	10,222
Total current assets	147,437	178,081
Property and equipment, net	43,005	41,323
Goodwill	26,227	—
Intangible assets, net	769,424	835,166
Investments and other assets, net	21,112	21,142
Total assets	$1,007,205	$1,075,712
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$15,420	$16,512
Accrued compensation	23,612	18,319
Current portion of long-term debt, net	8,941	7,756
Other accrued liabilities	46,317	47,781
Total current liabilities	94,290	90,368
Noncurrent liabilities:
Long-term debt, net	457,383	576,143
Deferred tax liability	31,086	30,800
Other noncurrent liabilities	57,512	38,225
Total noncurrent liabilities	545,981	645,168
Total liabilities	640,271	735,536
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 69,170 and 67,387 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	692	674
Additional paid-in capital	1,544,712	1,530,493
Accumulated deficit	(1,176,468)	(1,184,187)
Accumulated other comprehensive loss	(2,002)	(6,804)
Total stockholders' equity	366,934	340,176
Total liabilities and stockholders' equity	$1,007,205	$1,075,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Dealer	$549,923	$463,018	$477,095
OEM and National	65,085	73,176	80,774
Other	8,675	11,309	14,442
Wholesale	—	—	34,371
Total revenue	623,683	547,503	606,682
Operating expenses:
Cost of revenue and operations	114,200	101,536	99,549
Product and technology	77,316	60,664	62,859
Marketing and sales	208,335	183,448	217,432
General and administrative	73,562	59,051	73,772
Affiliate revenue share	—	10,970	20,790
Depreciation and amortization	101,932	113,276	116,877
Goodwill and intangible asset impairment	—	905,885	461,463
Total operating expenses	575,345	1,434,830	1,052,742
Operating income (loss)	48,338	(887,327)	(446,060)
Nonoperating expense:
Interest expense, net	(38,729)	(37,856)	(30,774)
Other (expense) income, net	(126)	(11,226)	1,555
Total nonoperating expense, net	(38,855)	(49,082)	(29,219)
Income (loss) before income taxes	9,483	(936,409)	(475,279)
Income tax expense (benefit)	1,764	(119,289)	(29,955)
Net income (loss)	$7,719	$(817,120)	$(445,324)
Weighted-average common shares outstanding:
Basic	68,727	67,241	66,995
Diluted	71,337	67,241	66,995
Earnings (loss) per share:
Basic	$0.11	$(12.15)	$(6.65)
Diluted	0.11	(12.15)	(6.65)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$7,719	$(817,120)	$(445,324)
Other comprehensive income (loss), net of tax:
Interest rate swap	—	(8,910)	(9,174)
Reclassification of accumulated other comprehensive loss on interest rate swap into Net income (loss)	4,802	9,748	1,532
Total other comprehensive income (loss)	4,802	838	(7,642)
Comprehensive income (loss)	$12,521	$(816,282)	$(452,966)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at December 31, 2018	—	$—	68,262	$683	$1,508,001	$118,239	$—	$1,626,923
Net loss	—	—	—	—	—	(445,324)	—	(445,324)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,642)	(7,642)
Repurchases of common stock	—	—	(1,750)	(18)	—	(39,982)	—	(40,000)
Shares issued in connection with stock-based compensation plans, net	—	—	238	2	(288)	—	—	(286)
Stock-based compensation	—	—	—	—	7,588	—	—	7,588
Other	—	—	14	1	(192)	—	—	(191)
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(817,120)	—	(817,120)
Other comprehensive income, net of tax	—	—	—	—	—	—	838	838
Shares issued in connection with stock-based compensation plans, net	—	—	623	6	229	—	—	235
Stock-based compensation	—	—	—	—	15,155	—	—	15,155
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,184,187)	$(6,804)	$340,176
Net income	—	—	—	—	—	7,719	—	7,719
Other comprehensive income, net of tax	—	—	—	—	—	—	4,802	4,802
Shares issued in connection with stock-based compensation plans, net	—	—	1,783	18	(7,212)	—	—	(7,194)
Stock-based compensation	—	—	—	—	21,431	—	—	21,431
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,176,468)	$(2,002)	$366,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,719	$(817,120)	$(445,324)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation	16,290	18,943	18,266
Amortization of intangible assets	85,642	94,333	98,611
Amortization of unfavorable contracts liability	—	—	(18,885)
Goodwill and intangible asset impairment	—	905,885	461,463
Impairment of non-marketable security	—	9,447	—
Amortization of accumulated other comprehensive loss on interest rate swap	5,670	8,623	—
Stock-based compensation	21,431	15,155	7,588
Deferred income taxes	(2,641)	(103,582)	(44,920)
Provision for doubtful accounts	164	4,380	4,897
Amortization of debt issuance costs	3,360	5,108	1,573
Other, net	1,416	181	496
Changes in operating assets and liabilities, net of CIQ Acquisition:
Accounts receivable	(5,352)	3,733	2,262
Prepaid expenses and other assets	6,141	(9,514)	(3,628)
Accounts payable	(1,099)	3,993	874
Accrued compensation	5,293	1,581	(83)
Other liabilities	(6,031)	(2,530)	18,294
Net cash provided by operating activities	138,003	138,616	101,484
Cash flows from investing activities:
Payments for CIQ Acquisition, net of cash acquired	(20,258)	—	—
Purchase of property and equipment	(19,192)	(16,712)	(21,257)
Other	—	—	(599)
Net cash used in investing activities	(39,450)	(16,712)	(21,856)
Cash flows from financing activities:
Proceeds from revolving loan borrowings and issuance of long-term debt	—	565,000	10,000
Payments of debt issuance costs and other fees	(9)	(17,344)	(2,940)
Payments of long-term debt	(120,000)	(615,625)	(58,125)
Stock-based compensations plans, net	(7,194)	235	(286)
Repurchases of common stock	—	—	(40,000)
Other	—	—	(191)
Net cash used in financing activities	(127,203)	(67,734)	(91,542)
Net (decrease) increase in cash and cash equivalents	(28,650)	54,170	(11,914)
Cash and cash equivalents at beginning of period	67,719	13,549	25,463
Cash and cash equivalents at end of period	$39,069	$67,719	$13,549
Supplemental cash flow information:
Cash (received) paid for income taxes	$(7,992)	$805	$1,740
Cash paid for interest and swap	38,342	26,433	29,654

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. Through the Company's marketplace, dealer websites and other digital products, it showcases dealer inventory, elevate and amplify dealers’ and automotive original equipment manufacturers’ (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car buying decisions. Our platform strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. The Company's portfolio of brands now includes Cars.com™, Dealer Inspire®, DealerRater®, FUEL™, Auto.com™, PickupTrucks.com™, CreditIQ™ and NewCars.com®.

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

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable that the Company will collect substantially all of the consideration to which the Company will be entitled in exchange for the services that will be provided to the customer. The Company periodically enters into arrangements that include multiple promises that the Company evaluates to determine whether the promises are separate performance obligations. The Company identifies performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. The Company allocates the contractual transaction price to each distinct performance obligation based on the relative standalone selling price and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is generated through the Company’s direct sales force and prior to October 2019, through affiliate sales channels (Wholesale revenue).

Marketplace Subscription Advertising Revenue. The Company’s primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to-month basis. The Company recognizes subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Dealer revenue and, prior to October 2019, Wholesale revenue in the Consolidated Statements of Income (Loss).

The Company also offers its customers several add-on products to the subscription packages, as well as FUEL. Add-on products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of the Company’s add-on products, as well as FUEL, are not sold separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products, as well as FUEL, are combined as a single performance obligation, and the Company recognizes the related revenue ratably as the services are provided over the contract term.

The Company also provides services, including hosting flexible, custom designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. The Company recognizes revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Prior to October 2019, the Company’s affiliates also sold marketplace subscription advertising to dealer customers, and the Company earned Wholesale revenue through its affiliate agreements. Affiliates were assigned certain sales territories in which they sold the Company’s products. Under these agreements, the Company charged the affiliates 60% of the corresponding Cars.com retail rate for products sold to affiliate dealer customers. The Company recognized Wholesale revenue ratably as the service was provided over the contract term. In situations where the Company’s direct sales force sold the Company’s products within an affiliate’s assigned territory, the Company paid the affiliate a revenue share which was classified as Affiliate revenue share in the Consolidated Statements of Income (Loss). Wholesale revenue also included the amortization of the Unfavorable contracts liability. For further information, see Note 6 (Unfavorable Contracts Liability).

Display Advertising Products and Services Revenue. The Company also earns revenue through the sale of display advertising on the Company’s website to national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to OEMs is recorded in OEM and National revenue in the Consolidated Statements of Income (Loss). The Company also provides services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealers is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Pay Per Lead Revenue. The Company also sells leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. The Company recognizes pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Dealer revenue, OEM and National revenue, Other revenue or, prior to October 2019, Wholesale revenue, depending on the customer who is purchasing this product, in the Consolidated Statements of Income (Loss).

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties and peer-to-peer vehicle advertising. The Company recognizes other revenue either ratably as the services are provided or at the point in time the services have been performed. Other revenue is recorded in Other revenue in the Consolidated Statements of Income (Loss).

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are primarily derived from sales to customers and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables, expected losses and any specific reserves needed for certain customers based on their credit risk. Bad debt expense is included in Marketing and sales in the Consolidated Statements of Income (Loss). The allowance for doubtful accounts was $1.7 million and $4.4 million as of December 31, 2021 and 2020, respectively.

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly-rated financial institutions.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net income (loss). The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and which may be indicative of impairment. In the first quarter of 2020, the Company recorded a full impairment of $9.4 million, triggered by the novel coronavirus disease 2019 (“COVID-19”) pandemic and the related restrictions, for the year ended December 31, 2020. The impairment was included in the Other (expense) income, net in the Consolidated Statements of Income (Loss). The non-marketable investments recorded within Investments and other assets, net on the Consolidated Balance Sheets were zero as of December 31, 2021 and 2020. For further information on the triggering event, see Note 5 (Goodwill and Other Intangible Assets, net).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2021	2020	Estimated Useful Life
Computer software	$65,461	$60,707	18 months - 5 years
Computer hardware	11,998	20,197	3 - 5 years
Leasehold improvements	18,656	18,887	Lesser of useful life or lease term
Furniture and fixtures	4,293	4,634	10 years
Property and equipment, gross	100,408	104,425
Less: Accumulated depreciation	(57,403)	(63,102)
Property and equipment, net	$43,005	$41,323

Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of those assets is included in General and administrative expense on the Consolidated Statements of Income (Loss).

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs, excluding cloud computing arrangements, for the years ended December 31, 2021, 2020 and 2019 were $17.9 million, $16.3 million and $19.8 million, respectively. Capitalized costs, excluding those for cloud computing arrangements, are included in Property and equipment, net on the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Cloud Computing Arrangements. The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. Any amortization is recorded in the same manner on the Consolidated Statements of Income (Loss) as the expense associated with the underlying host arrangement. These capitalized costs as of December 31, 2021 were $0.6 million and $2.6 million and were included in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively. These capitalized costs were immaterial as of December 31, 2020.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill is tested for impairment at a level referred to as the reporting unit. The level at which the Company tested goodwill for impairment requires the Company to determine whether the operations below the business segment level constitute a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company determined that it operated as a single reporting unit.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 5 (Goodwill and Other Intangible Assets, net).

The Company’s indefinite-lived intangible asset relates to the Cars.com trade name. Intangible assets with indefinite lives are tested for impairment annually, or more often if circumstances dictate, and written down to fair value as required. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Intangible Asset	Estimated Useful Life
Acquired software	2 - 7 years
Customer relationships	3 - 14 years
Other trade names	10 - 12 years

Valuation of Long-Lived Assets. The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No impairment losses were recognized for the periods presented in the Consolidated Statements of Income (Loss).

Fair Value of Financial Instruments. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•
Level 1—Quoted prices for identical instruments in active markets;
•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•
Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable

The Company’s financial instruments include the interest rate swap (the “Swap”) and the contingent consideration related to the CreditIQ acquisition, both recorded at fair value. Financial instruments also include accounts receivable, accounts payable and other liabilities. The carrying values of these instruments approximate their fair values.

The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. As of December 31, 2021, the fair value of the outstanding indebtedness was approximately $502.7 million, compared to the carrying value of $477.5 million. As of December 31, 2020, the fair value approximated the carrying value.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objective, utilizing projections about future performance. Significant inputs include volatility, discount rate and projected financial information.

Derivative Financial Instrument. The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan, the Company entered into the Swap effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96%, as defined in the Credit Agreement, on a notional amount of $300 million.

The amendment entered into in June 2020 (the “Second Amendment”) resulted in the loss of hedge accounting. For further information, see Note 8 (Interest Rate Swap). As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss is ratably reclassified into Net income (loss) over the remaining life of the Swap. Each period, a portion of the unrealized loss is recorded to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss). Subsequent to the Second Amendment, any changes in the fair value of the Swap is recorded within Other (expense) income, net on the Consolidated Statements of Income (Loss).

As a result of the amendment entered into in October 2020 (the “Third Amendment”), the existing debt at the time of the amendment resulted in a partial debt extinguishment. Due to the reduction in value of the underlying Term Loan upon the Third Amendment as compared to the notional amount of the Swap, a proportional amount of the frozen Accumulated other comprehensive loss balance was immediately reclassified into Interest expense, net. The Swap is recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Income tax expense (benefit) in the Consolidated Statements of Income (Loss). For further information, see Note 14 (Income Taxes).

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. For further information, see Note 12 (Stock-Based Compensation).

Advertising Costs. The Company expenses all advertising costs as they are incurred and are included in Marketing and sales in the Consolidated Statements of Income (Loss). Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $104.4 million, $80.4 million and $115.8 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations consist of expenses related to the pay per lead products, third-party costs, such as processing of dealer vehicle inventory, product fulfillment, customer service, hosting for our digital solutions and related compensation costs.

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on their date of hire and are allowed to make tax-deferred contributions up to 90% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

immediately fully vested. As part of the cost reduction efforts in response to the COVID-19 pandemic and related restrictions, beginning in the second quarter of 2020, the Company temporarily suspended the employer match of employees’ defined contribution plans for a portion of the year ended December 31, 2020. As of December 31, 2020, the Company’s match was fully reinstated. The Company’s contributions to its defined contribution plans for the years ended December 31, 2021, 2020 and 2019 were $5.0 million, $2.4 million and $4.3 million, respectively.

Note 3. Business Combination

On November 5, 2021, the Company acquired all of the outstanding stock of CreditIQ, (the “CIQ Acquisition”) a cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, the Company now provides dealers with access to advanced digital financing technology across the CARS platform.

The Company expensed as incurred total acquisition costs of $1.2 million, all of which were recorded during the twelve months ended December 31, 2021. These costs were recorded in General and administrative in the Consolidated Statements of Income (Loss). In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash settled for a total of $9.6 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition as compensation expense in the Company’s Consolidated Statements of Income (Loss).

Preliminary Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The preliminary fair values of all assets acquired and liabilities assumed are subject to change within the one-year measurement period. The Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Cash consideration (1)	$29,965
Contingent consideration (2)	23,805
Cash settlement of CIQ Acquisition's unvested equity awards (3)	(9,626)
Total purchase consideration	$44,144

Assets acquired (4)	$193
Identified intangible assets (5)	19,900
Total assets acquired	20,093
Total liabilities assumed (6)	(2,176)
Net identifiable assets	17,917
Goodwill	26,227
Total purchase consideration	$44,144

(1)
A reconciliation of cash consideration to Payments for the CIQ Acquisition, net of cash acquired in the Consolidated Statements of Cash Flows is as follows (in thousands):

Cash consideration	$29,965
Less: Cash settlement of CIQ Acquisition's unvested equity awards (3)	(9,626)
Less: Cash acquired	(81)
Payments for CIQ Acquisition, net of cash acquired	$20,258

(2)
As part of the CIQ Acquisition, the Company may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period with a mutually agreed upon option for a fourth year. The fair value was estimated utilizing a Monte Carlo simulation or a scenario-based method, depending on the achievement objective.

(3)
In connection with the Acquisition, CreditIQ’s unvested equity awards were cash settled. The fair value of these awards was $9.6 million and was based on the price paid per common share to the owners of the acquired business and recognized immediately after the Acquisition as compensation expense in General and administrative expense on the Company’s Consolidated Statements of Income (Loss).

(4)
Assets acquired includes cash and cash equivalents, accounts receivable and other identifiable assets acquired.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(5)
Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Trade name	$900	10
Acquired software	19,000	5
Total	$19,900

(6)
Total liabilities assumed includes accounts payable, deferred income tax liabilities, net and other liabilities assumed.

Goodwill. In connection with the CIQ Acquisition, the Company recorded goodwill in the amount of $26.2 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

Prior to the CIQ Acquisition for the years ended December 31, 2021, 2020 and 2019, the CIQ Acquisition would have had an immaterial impact on the Company’s Consolidated Statements of Income (Loss).

Note 4. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

Prior to October 2019, the Company’s affiliates also sold marketplace subscription advertising to dealer customers, and the Company earned Wholesale revenue through its affiliate agreements. For further information, see Note 6 (Unfavorable Contracts Liability).

	Year Ended December 31,
Major products and services	2021	2020	2019
Subscription advertising and digital solutions	$518,270	$436,441	$475,960
Display advertising	85,169	84,630	91,935
Pay per lead	12,346	18,557	26,907
Other	7,898	7,875	11,880
Total revenue	$623,683	$547,503	$606,682

Note 5. Goodwill and Other Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Assets Summary. The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2019	$505,885	$790,020
Impairment	(505,885)	(400,000)
December 31, 2020	$—	$390,020
Additions (1)	26,227	—
December 31, 2021	$26,227	$390,020

(1)
In connection with the CreditIQ Acquisition, the Company recorded goodwill in the amount of $26.2 million. No impairment was noted for the year ended December 31, 2021. For more information on the Acquisition, see Note 3 (Business Combination).

Goodwill and Indefinite-Lived Intangible Asset Prior Year Impairments. In September 2019, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price after the completion of the strategic alternatives review process and performed interim quantitative impairment tests. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values. Thus, during the third quarter of 2019, the Company recorded an impairment of $379.2 million and $82.3 million related to its goodwill and indefinite-lived intangible asset, respectively. In the fourth quarter of 2019, the Company performed an updated quantitative impairment analysis of its goodwill and indefinite-lived intangible asset and the results of those tests indicated that the estimated fair value exceeded the carrying value as of December 31, 2019. For further information, see Note 2 (Significant Accounting Polices).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

In an effort to assist its dealer customers impacted by the COVID-19 pandemic and related restrictions, the Company provided, among other measures, financial relief in the form of certain invoice credits of 50% for April 2020 and 30% for May and June 2020. With respect to managing its expenses, the Company implemented several initiatives, including both permanent and temporary measures, to adjust expenses with changes in revenue.

The effects of the COVID-19 pandemic and related restrictions, particularly reduced consumer spending and the discounts that the Company provided its dealer customers in the second quarter of 2020, have negatively impacted its results of operations, cash flows and financial position. In addition, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of the pandemic and related restrictions. Thus, the amount and timing of future cash flows, used in the valuation models to estimate the fair value of the Company’s assets, were significantly and negatively impacted by the COVID-19 pandemic and related restrictions.

The Company performed interim quantitative impairment tests as of March 31, 2020. The results of the goodwill and indefinite-lived intangible asset impairment tests indicated that the carrying values exceeded the estimated fair values and thus, the Company recorded an impairment of $505.9 million and $400.0 million related to its goodwill and indefinite-lived intangible asset, respectively. This impairment charge reduced the goodwill balance to zero at March 31, 2020.

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$832,540	$(487,782)	$344,758	$832,540	$(416,452)	$416,088
Acquired software	60,700	(40,362)	20,338	111,200	(98,411)	12,789
Other trade names	24,800	(10,492)	14,308	23,900	(7,631)	16,269
Content library	2,100	(2,100)	—	2,100	(2,100)	—
Total	$920,140	$(540,736)	$379,404	$969,740	$(524,594)	$445,146

As of December 31, 2021, projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2022	$75,584
2023	73,718
2024	71,112
2025	56,369
2026	34,960
Thereafter	67,661
Total	$379,404

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Unfavorable Contracts Liability

In connection with the October 2014 acquisition of CARS by the Company’s former parent, the Company entered into affiliate agreements with the former owners of CARS. Under the affiliate agreements, affiliates had the exclusive right to sell and price the Company’s products and services in their local territories, paying the Company a wholesale rate for the Company’s products. The Company charged the affiliates 60% of the corresponding Cars.com’s retail rate for products sold to affiliate dealer customers and prior to October 2019, recognized revenue generated from these agreements as Wholesale revenue in the Consolidated Statements of Income (Loss). The Unfavorable contracts liability was established as a result of these below market-rate unfavorable affiliate agreements that the Company entered into as part of TEGNA’s acquisition of the Company in 2014.

Prior to the affiliate conversions discussed below, over the contract period, the Company recognized $25.2 million of Wholesale revenue per year with a corresponding reduction of the Unfavorable contracts liability. The Unfavorable contracts liability was fully amortized as of September 30, 2019.

The Company amended five of its affiliate agreements (Gannett, McClatchy, TEGNA, tronc, and the Washington Post) and as a result, had a direct relationship with these dealer customers before the original contractual conversion date specified. As a result, the Company recognized the revenue associated with converted dealer customers as Dealer revenue, rather than Wholesale revenue, in the Consolidated Statements of Income (Loss). On October 2019, the Belo affiliate agreement expired.

As part of the amendments to the affiliate agreements, Gannett, McClatchy, TEGNA, tronc, and the Washington Post agreed to perform certain marketing support and transition services through varying dates, the latest of which was June 29, 2020. The fees the Company incurred associated with the amended affiliate agreements were recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of Income (Loss).

The Company no longer records the amortization of the Unfavorable contracts liability associated with the converted markets to revenue as the Company is recognizing this Dealer revenue at retail rates. The amortization of the Unfavorable contracts liability related to these converted markets was recorded as a reduction of Affiliate revenue share within Operating expenses in the Consolidated Statements of Income (Loss). As of December 31, 2019, the Unfavorable contracts liability has been fully amortized.

During the years ended December 31, 2020 and 2019, the Company recorded zero and $17.5 million, respectively, as a reduction to Affiliate revenue share, rather than Wholesale revenue, in the Consolidated Statements of Income (Loss).

As of October 2019, the Company has direct relationships with all of its dealer customers. In addition, as of June 30, 2020, the Company no longer incurs affiliate revenue share expense.

Note 7. Debt

Credit Agreement. On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into what was originally a $900 million Credit Agreement (the “Credit Agreement”) with the lenders named therein. Subsequent to the initial Credit Agreement, the Company has entered into three amendments.

The Credit Agreement’s initial maturity was May 31, 2022 and originally included (a) revolving loan commitments in an aggregate principal amount of up to $450 million (of which up to $25 million may be in the form of letters of credit at its request) and (b) term loans in an aggregate principal amount of $450 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, was based upon its Total Net Leverage Ratio. The ABR is the greater of (a) the prime rate, (b) the New York Fed Bank Rate plus 50 basis points or (c) adjusted LIBOR, which is computed as the LIBOR Screen Rate at 11:00 AM on such day. The applicable margin varied between 1.25% to 2.0% for LIBOR borrowings and 0.25% to 1.0% for ABR borrowings, depending on the Company’s Total Net Leverage Ratio. The Credit Agreement required a maximum Total Net Leverage Ratio of 4.25x with an incremental step down to 3.75x on or after May 31, 2019 and a minimum Interest Coverage Ratio of 3.0x (each as defined in the Credit Agreement). The Credit Agreement allowed for with a temporary step up to the maximum Total Net Leverage Ratio for material permitted acquisitions.

First Amendment. In October 2019, the Company entered into an amendment to its Credit Agreement to increase the maximum Total Net Leverage Ratio to 4.50x for periods ending on or after December 31, 2019, with step downs through maturity, while preserving the favorable pricing structure from the original agreement.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Second Amendment. In June 2020, the Company entered into an amendment to provide flexibility during the uncertain COVID-19 period which provided for a waiver with respect to the Total Net Leverage Ratio and Consolidated Interest Coverage Ratio financial covenants for the covenant testing periods through December 31, 2020 (the “Covenant Adjustment Period”). The Second Amendment also included the following:

•
A revised maximum permitted Total Net Leverage Ratio beginning March 31, 2021 (after the Covenant Adjustment Period) of 6.50x, with step downs thereafter;
•
A revised minimum permitted Consolidated Interest Coverage Ratio beginning March 31, 2021 (after the Covenant Adjustment Period) of 2.75x and 3.00x beginning June 30, 2020;
•
A LIBOR floor of 0.75%;
•
A minimum liquidity requirement of $75.0 million and the addition of an anti-cash hoarding covenant, which requires, during the Covenant Adjustment Period, mandatory prepayments of the Revolving Credit Facility with the amount of any unrestricted cash in excess of $75.0 million; and
•
A revised interest rate grid updated to reflect a maximum ABR margin of 1.50% and a maximum Eurodollar margin of 2.50%; during the Covenant Adjustment Period the applicable margins were increased by 0.50%.

Third Amendment. On October 30, 2020, the Company entered into the Third Amendment to its Credit Agreement in connection with a broader refinancing, in which the Company reduced the size of the outstanding borrowings under the Credit Agreement to an aggregate principal amount of $430.0 million, comprised of a $230.0 million Revolving Credit Facility and a $200.0 million Term Loan, and extended the maturity date to May 31, 2025. The Third Amendment also included the following:

•
A maximum Senior Secured Leverage Ratio of 3.50x (as defined within the Credit Agreement, as amended), with a temporary step up for material permitted acquisitions;
•
A minimum Interest Coverage Ratio of 2.75x and 3.00x beginning June 30, 2023;
•
A revised interest rate grid updated to reflect a maximum ABR margin of 1.75% and a maximum Eurodollar margin of 2.75%;
•
Reduction of the LIBOR floor to 0.50%;
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

Term Loan. As of December 31, 2021, the outstanding principal amount under the Term Loan was $77.5 million and the interest rate in effect was 2.5%, not including the impact of the interest rate swap. During the year ended December 31, 2021, the Company made $120.0 million in Term Loan payments, of which $110.0 million were voluntary prepayments.

Revolving Loan. As of December 31, 2021, $230.0 million was available to borrow under the Revolving Loan. The Company had zero drawdowns on the Revolving Loan during the year ended December 31, 2021.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Debt Issuance Costs. Debt issuance costs related to the various amendments and issuances were $14.3 million and $17.7 million at December 31, 2021 and December 31, 2020, respectively. Depending on the nature of the debt issuance costs and the underlying debt to which it relates, they are recorded as either a reduction of debt and accreted using the effective interest method or as a deferred asset and accreted using the straight-line method with the amortization recorded in Interest expense, net on the Consolidated Statements of Income (Loss).

Debt Extinguishment. The Third Amendment resulted in a partial debt extinguishment of $1.8 million of the previously capitalized debt issuance costs and included in Other (expense) income, net in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the debt agreements are guaranteed by the Guarantors and the Company. The Guarantors secured their respective obligations under the debt agreements by granting liens in favor of the agent on substantially all of their assets. The terms of the debt agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2021, the Company is in compliance with the covenants under its debt agreements.

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. As of December 31, 2021, the Company’s contractual payments under then-outstanding long-term debt agreements in each of the next five calendar years and thereafter are as follows (in thousands):

2022	$11,250
2023	16,250
2024	20,000
2025	30,000
2026	—
Thereafter	400,000
Total	$477,500

Note 8. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the initial Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96%, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. The Swap was initially designated as a cash flow hedge of interest rate risk.

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

As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the fair value of the Swap was an unrealized loss of $12.1 million, of which $8.5 million and $3.6 million was recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2021 and December 31, 2020, $5.7 million and $11.1 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the year ended December 31, 2021, the Company made payments of $8.6 million related to the Swap. During the year ended December 31, 2021, $0.9 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a lease of office space in Chicago, Illinois. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease. As of December 31, 2021, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, is as follows (in thousands):

2022	$4,470
2023	4,042
2024	4,154
2025	4,570
2026	4,684
Thereafter	21,742
Total minimum lease payments	43,662
Less: Imputed interest (1)	(12,852)
Present value of the minimum lease payments	30,810
Less: Current maturities of lease obligations	(2,253)
Long-term lease obligations	$28,557

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

As of December 31, 2021 and 2020, the Company’s operating lease assets, included in Investments and other assets, net, were $14.6 million and $16.0 million, respectively, and operating lease liabilities were $30.8 million and $33.3 million, respectively, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the 300 South Riverside Lease in Chicago, Illinois.

Other information related to the Company’s operating leases for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands, except months and percentage):

	Year Ended December 31,
Income statement information:	2021	2020	2019
Operating lease cost	$3,541	$3,848	$3,877
Short-term lease cost	600	856	1,202
Variable lease cost	3,034	2,834	2,565
Total lease cost	$7,175	$7,538	$7,644

Other information:
Cash paid for operating leases	$4,856	$3,320	$3,627
Weighted-average remaining lease term (in months)	112	122	132
Weighted-average discount rate as of December 31,	7.4%	7.4%	7.4%

Note 10. Commitments and Contingences

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

Note 11. Stockholders' Equity

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

Note 12. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18.0 million common stock shares may be issued under the Omnibus Plan. As of December 31, 2021, there were 8.9 million common stock shares available for future grants. The Company issues new shares of CARS common stock for shares delivered under the Omnibus Plan.

Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$21,431	$15,155	$7,588
Income tax benefit related to stock-based compensation expense	—	—	2,840

The following table shows stock-based compensation expense by financial statement line item on the Company’s Consolidated Statements of Income (Loss) (in thousands).

	Year Ended December 31,
	2021	2020	2019
Cost of revenue and operations	$876	$593	$91
Product and technology	5,455	3,314	1,134
Marketing and sales	5,202	3,612	1,518
General and administrative	9,898	7,636	4,845
Total	$21,431	$15,155	$7,588

Information related to outstanding stock-based compensation awards as of December 31, 2021 for restricted share units (“RSUs”), restricted stock, performance share units (“PSUs”) and the Cars.com Employee Stock Purchase Plan (“ESPP”) is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs and Restricted Stock	$23,356	1.8
PSUs	20	0.2
Stock Options	2,619	2.0
ESPP	139	0.3
Total	$26,134

Restricted Share Units and Restricted Stock. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. Restricted Stock represents RSUs that have been delivered to certain non-employee directors who have elected to receive shares underlying RSUs before they vest. Restricted Stock is subject to graded vesting over one year and the fair value of the

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock is equal to the Company’s common stock price on the date of grant. RSU and Restricted Stock activity for the year ended December 31, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs and Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	4,061	$8.31
Granted	1,664	14.94
Vested and delivered	(1,680)	8.75
Forfeited	(362)	9.82
Outstanding as of December 31, 2021 (1)	3,683	10.95

(1)
The outstanding balance as of December 31, 2021 includes 63 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $5.87 and $23.51, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $14.7 million, $8.9 million and $7.1 million, respectively.

Performance Share Units. PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the year ended December 31, 2021 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	730	$9.28
Granted	—	—
Vested and delivered	(588)	5.74
Forfeited or cancelled	—	—
Outstanding as of December 31, 2021	142	23.98

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. The Company began issuing stock options during the year ended December 31, 2020. Stock option activity for the year ended December 31, 2021 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	513	$2.80	9.22	$3,028
Granted	291	9.63	—	—
Vested and delivered	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2021	804	5.27	8.58	5,754
Exercisable as of December 31, 2021	—	—	—	—

The fair value of the stock options granted during the years ended December 31, 2021 and 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

	2021	2020
Risk-free interest rate	1.15%	1.01%
Weighted-average volatility	69.00%	53.08%
Dividend yield	0%	0%
Expected years until exercise	6.5	6.5

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan. In September 2017, the Company’s Board of Directors approved the Cars.com Employee Stock Purchase Plan (the “ESPP”). Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase CARS common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of CARS at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2021, 2.3 million shares were available for issuance under the ESPP. The Company issued 0.2 million and 0.3 million shares related to the ESPP and recorded $0.7 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2021 and 2020, respectively.

Note 13. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing Net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. The computations of the Company’s basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$7,719	$(817,120)	$(445,324)
Basic weighted-average common shares outstanding	68,727	67,241	66,995
Effect of dilutive stock-based compensation awards (1)	2,610	—	—
Diluted weighted-average common shares outstanding	71,337	67,241	66,995
Earnings (loss) per share, basic	$0.11	$(12.15)	$(6.65)
Earnings (loss) per share, diluted	0.11	(12.15)	(6.65)

(1)
There were 1,304, 2,727 and 809 potential common shares excluded from diluted weighted-average common shares outstanding for the years ended December 31, 2021, 2020 and 2019 respectively, as their inclusion would have had an anti-dilutive effect.

Note 14. Income Taxes

Selected Information Related to Income Taxes. Significant components of Income (Loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$9,444	$(938,248)	$(476,925)
Non-U.S.	39	1,839	1,646
Income (loss) before income taxes	$9,483	$(936,409)	$(475,279)

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$2,587	$(15,871)	$9,319
U.S. state and local	1,981	—	2,651
Non-U.S.	(163)	164	448
Total current income tax expense (benefit)	4,405	(15,707)	12,418
Deferred:
U.S. federal	(2,599)	(83,830)	(36,294)
U.S. state and local	(46)	(19,761)	(6,076)
Non-U.S.	4	9	(3)
Total deferred income tax benefit	(2,641)	(103,582)	(42,373)
Income tax expense (benefit)	$1,764	$(119,289)	$(29,955)

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands, except percentage):

	Year Ended December 31,
	2021		2020		2019
	$	%	$	%	$	%
Income tax provision (benefit) at statutory rate	$1,994	21.0%	$(196,646)	21.0%	$(99,808)	21.0%
State income taxes, net of federal income tax expense (benefit)	378	4.0	(37,566)	4.0	(5,374)	1.1
Nondeductible executive compensation	1,365	14.4	625	(0.1)	97	(0.1)
Nondeductible transaction expenses	2,638	27.8	—	—	—	—
Tax credits	(2,379)	(25.1)	(2,375)	0.3	(1,797)	0.4
Goodwill impairment	—	—	(13,683)	1.4	71,650	(15.1)
Effect of change in apportionment factors	—	—	(2,228)	0.2	928	(0.2)
NOL carrybacks rate differential	—	—	(3,270)	0.3	—	—
Stock-based compensation	(3,010)	(31.7)	1,062	(0.1)	265	(0.1)
Uncertain tax positions	4,337	45.7	(1,470)	0.2	1,327	(0.3)
Valuation allowance	(3,657)	(38.6)	136,842	(14.6)	—	—
Other, net	98	1.1	(580)	0.1	2,757	(0.4)
Income tax expense (benefit)	$1,764	18.6%	$(119,289)	12.7%	$(29,955)	6.3%

Deferred Tax Assets and Liabilities. The Company has recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $10.6 million and $2.1 million as of December 31, 2021 and 2020, respectively. The federal NOL, and a small portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.

The Company also has recorded deferred tax assets related to federal and state research and development (“R&D”) tax credit carryforwards of $4.2 million and $1.8 million, net of uncertain tax positions, as of December 31, 2021 and 2020, respectively. The federal and state R&D tax credits generally may be carried forward 20 years and 5 years, respectively.

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax liabilities:
Depreciation	$(8,428)	$(4,887)
Indefinite lived intangible	(98,316)	(97,505)
Right of use assets	(3,687)	(4,031)
Other	(1,708)	(2,019)
Total deferred tax liabilities	$(112,139)	$(108,442)
Deferred income tax assets:
Accrued compensation	$10,613	$7,600
Definite lived intangibles	87,077	88,136
Goodwill	91,756	99,697
Lease obligations	7,762	8,374
NOL and tax credit carryforwards	14,804	3,906
Other	2,286	6,839
Total deferred tax assets	$214,298	$214,552
Less: Valuation allowance	(133,185)	(136,842)
Net deferred tax liability	$(31,026)	$(30,732)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Investments and other assets, net	$60	$68
Deferred tax liability	(31,086)	(30,800)
Net deferred tax liabilities	$(31,026)	$(30,732)

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, would allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. As a result of the CARES Act, during the year ended December 31, 2021, the Company received a $9.1 million refund from the carryback of NOLs to 2017 and 2018. The Company's receivable was included in Other current assets on the Consolidated Balance Sheets as of December 31, 2020.

Uncertain Tax Positions. A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance as of January 1	$8,788	$7,684
Additions based on tax positions related to the current year	550	606
Additions for tax positions of prior years	862	498
Reductions for tax positions of prior years	(349)	—
Balance as of December 31	$9,851	$8,788

The Company believes it is reasonably possible that within the next twelve months the amount of the Company's uncertain tax positions may be decreased by approximately $6.2 million. The Company has recorded its best estimate of the potential exposure for these issues. As of December 31, 2021, 2020 and 2019, the Company had $2.6 million, $1.6 million, and $1.6 million, respectively, of uncertain tax positions that if recognized, would affect the annual tax rate.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of completion at any given time. Generally, the Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after January 1, 2017.

Note 15. Segment Information

Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the CARS Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated financial results.

For the year ended December 31, 2021, the Company had one operating and reportable segment. For the years ended December 31, 2021, 2020 and 2019, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

Note 16. Subsequent Events

Accu-Trade Acquisition. In February 2022, the Company signed an agreement to acquire 100% of the assets of Accu-Trade, Galves Market Data and MADE Logistics ("Accu-Trade"), which includes real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities, and logistics technology. Consideration for the transaction will be $65 million in cash at closing. There is also the potential for additional cash and stock consideration based on achievement of certain financial thresholds. The transaction is expected to close in March 2022.

Share Repurchase Program. In February 2022, the Company’s Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company’s common stock.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021 included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2021 and 2020, the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. Information about aggregate fees billed to us by our principal accountant, Ernst & Young LLP (PCAOB ID No. 42) will be included under the caption “Independent Auditor Fees” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The financial statements required by this item are listed in Part II, Item 8., “Financial Statements and Supplementary Data” herein.

(2)
Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019.

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

4.3*	First Supplemental Indenture, dated November 17, 2021 among CreditIQ, Inc., Cars.com Inc. and Wilmington Trust, National Association, as trustee

4.4**	Form of 6.375% Senior Note due 2028 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)

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

10.3**

Second Amendment to Credit Agreement, dated as of June 15, 2020, by and among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 16, 2020, File No. 001-37869)

10.4**

Third Amendment to Credit Agreement, dated October 30, 2020, among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 30, 2020)

10.5**^	Cars.com Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.6**^	Cars.com Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.7**^	Cars.com, LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.8**^	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.9**^	Cars.com Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 10, 2019, File No. 001-37869).

10.10**^	Cars.com Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 10, 2019, File No. 001-37869).

10.11**^

Restricted Stock Unit Award Agreement, effective as of January 1, 2017, between TEGNA Inc. and Alex Vetter (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.12**^

Form of 2017 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on June 20, 2017, File No. 001-37869).

10.13**^	Form of 2017 Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 2017, File No. 001-37869).

10.14**^	Form of Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

10.15**^

Form of Performance Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869)

10.16**^

Form of 2020 Employee Restricted Stock Unit Award Agreement (2020) issued under the Cars.com Inc. Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 6, 2020, File No. 001-37869)

10.17**^

Form of Employee Option Award Agreement issued under the Cars.com Inc. Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 6, 2020, File No. 001-37869)

10.18**^

Form of 2020 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on July 30, 2020, File No. 001-37869)

10.19**^

Letter Agreement, dated as of November 2, 2016, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.20**^

Letter Agreement, dated as of September 23, 2016, between Cars.com, LLC and Jim Rogers (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

10.21**^

Letter Agreement, dated as of July 9, 2018, between Cars.com, LLC and Doug Miller (incorporated herein by reference to Exhibit 10.27 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

10.22**^	Employment Offer Letter, dated May 15, 2020, between Cars.com, LLC and Sonia Jain (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 18, 2020, File No. 001-37869)

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

^ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 25, 2022	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: February 25, 2022	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	Director, Chief Executive Officer	February 25, 2022
T. Alex Vetter	(Principal Executive Officer)

/s/ Sonia Jain	Chief Financial Officer	February 25, 2022
Sonia Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 25, 2022
Scott Forbes

/s/ Jerri DeVard	Director	February 25, 2022
Jerri DeVard

/s/ Jill Greenthal	Director	February 25, 2022
Jill Greenthal

/s/ Thomas Hale	Director	February 25, 2022
Thomas Hale

/s/ Michael Kelly	Director	February 25, 2022
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 25, 2022
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 25, 2022
Greg Revelle

/s/ Jenell Ross	Director	February 25, 2022
Jenell Ross

/s/ Bala Subramanian	Director	February 25, 2022
Bala Subramanian

/s/ Bryan Wiener	Director	February 25, 2022
Bryan Wiener

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2021	$4,364	$164	$(3,268)	$405	$1,665
2020	5,045	4,380	(5,330)	269	4,364
2019	4,441	4,897	(4,638)	345	5,045