Form 10-Q
period 2022-03-31
Cars.com Inc.
filed 2022-05-06
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 69,492,015 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$30,453	$39,069
Accounts receivable, net	96,013	98,893
Prepaid expenses	8,509	7,810
Other current assets	3,428	1,665
Total current assets	138,403	147,437
Property and equipment, net	42,949	43,005
Goodwill	101,763	26,227
Intangible assets, net	764,564	769,424
Investments and other assets, net	21,538	21,112
Total assets	$1,069,217	$1,007,205
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$16,810	$15,420
Accrued compensation	10,124	23,612
Current portion of long-term debt, net	10,226	8,941
Other accrued liabilities	58,642	46,317
Total current liabilities	95,802	94,290
Noncurrent liabilities:
Long-term debt, net	499,182	457,383
Other noncurrent liabilities	78,146	57,512
Total noncurrent liabilities	577,328	514,895
Total liabilities	673,130	609,185
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 69,803 and 69,170 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	698	692
Additional paid-in capital	1,537,231	1,544,712
Accumulated deficit	(1,141,042)	(1,145,382)
Accumulated other comprehensive loss	(800)	(2,002)
Total stockholders' equity	396,087	398,020
Total liabilities and stockholders' equity	$1,069,217	$1,007,205

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Dealer	$140,416	$132,958
OEM and National	15,174	18,069
Other	2,617	2,268
Total revenue	158,207	153,295
Operating expenses:
Cost of revenue and operations	27,752	27,831
Product and technology	21,307	16,760
Marketing and sales	57,094	53,211
General and administrative	16,560	13,266
Depreciation and amortization	24,553	25,680
Total operating expenses	147,266	136,748
Operating income	10,941	16,547
Nonoperating expense:
Interest expense, net	(9,330)	(10,001)
Other income, net	208	38
Total nonoperating expense, net	(9,122)	(9,963)
Income before income taxes	1,819	6,584
Income tax (benefit) expense	(2,521)	1,306
Net income	$4,340	$5,278
Weighted-average common shares outstanding:
Basic	69,463	67,787
Diluted	70,899	70,254
Earnings per share:
Basic	$0.06	$0.08
Diluted	0.06	0.08

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$4,340	$5,278
Other comprehensive income, net of tax:
Reclassification of accumulated other comprehensive loss on interest rate swap into Net income	1,202	1,200
Total other comprehensive income	1,202	1,200
Comprehensive income	$5,542	$6,478

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	4,340	—	4,340
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Repurchases of common stock	—	—	(338)	(3)	(4,997)	—	—	(5,000)
Shares issued in connection with stock-based compensation plans, net	—	—	971	9	(7,705)	—	—	(7,696)
Stock-based compensation	—	—	—	—	5,221	—	—	5,221
Balance at March 31, 2022	—	—	69,803	698	1,537,231	(1,141,042)	(800)	396,087

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,156,173)	$(6,804)	$368,190
Net income	—	—	—	—	—	5,278	—	5,278
Other comprehensive income, net of tax	—	—	—	—	—	—	1,200	1,200
Shares issued in connection with stock-based compensation plans, net	—	—	1,144	11	(5,641)	—	—	(5,630)
Stock-based compensation	—	—	—	—	4,978	—	—	4,978
Balance at March 31, 2021	—	—	68,531	685	1,529,830	(1,150,895)	(5,604)	374,016

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,340	$5,278
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	4,014	4,021
Amortization of intangible assets	20,539	21,659
Amortization of accumulated other comprehensive loss on interest rate swap	1,417	1,417
Stock-based compensation	5,221	4,978
Deferred income taxes	(374)	(226)
Provision for doubtful accounts	27	129
Amortization of debt issuance costs	816	834
Amortization of deferred revenue related to Accu-Trade Acquisition	(442)	—
Other, net	87	(34)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,442	282
Prepaid expenses and other assets	(3,073)	5,782
Accounts payable	1,081	6,438
Accrued compensation	(13,488)	(9,141)
Other liabilities	5,751	8,945
Net cash provided by operating activities	30,358	50,362
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(64,770)	—
Purchase of property and equipment	(4,008)	(6,219)
Net cash used in investing activities	(68,778)	(6,219)
Cash flows from financing activities:
Proceeds from revolving loan borrowings	45,000	—
Payments of long-term debt	(2,500)	(52,500)
Payments for stock-based compensation plans, net	(7,696)	(5,630)
Repurchases of common stock	(5,000)	—
Payments of debt issuance costs and other fees	—	(8)
Net cash provided by (used in) financing activities	29,804	(58,138)
Net decrease in cash and cash equivalents	(8,616)	(13,995)
Cash and cash equivalents at beginning of period	39,069	67,719
Cash and cash equivalents at end of period	$30,453	$53,724
Supplemental cash flow information:
Cash paid (received) for income taxes	$17	$(9,045)
Cash paid for interest and swap	2,743	3,503

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading automotive marketplace platform that provides a robust set of industry specific digital solutions. Through the marketplace, dealer websites and other digital products, the Company showcases dealer inventory, elevates and amplifies dealers’ and automotive manufacturers’ (“OEMs”) brands, connects sellers with the Company’s ready-to-buy audience and empowers shoppers with the resources and information needed to make confident car buying decisions. The Company’s digital solutions strategy builds on the rich data and audience of its digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. The Company's portfolio of brands now includes Cars.com™, Dealer Inspire®, DealerRater®, FUEL™, Auto.com™, PickupTrucks.com™, CreditIQ™, Accu-Trade™ and NewCars.com®.

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K dated February 25, 2022 (the “December 31, 2021 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2021 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

Correction of Certain Amounts Relating to Previously Issued Financial Statements. During the three months ended March 31, 2022, the Company identified a $30.8 million overstatement of the valuation allowance recorded against deferred tax assets that originated in 2020. In addition, the Company adjusted 2020 to reflect an immaterial income tax adjustment related to this prior period. The Company has concluded that these items are not material to the previously issued Consolidated Financial Statements and has therefore corrected these prior period amounts as presented in the current period Consolidated Financial Statements. The impact of correcting the items on the related financial statement line items is as follows (in thousands):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Consolidated Balance Sheet
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Deferred tax liability	$31,086	$(31,086)	$—
Total noncurrent liabilities	545,981	(31,086)	514,895
Total liabilities	640,271	(31,086)	609,185

Consolidated Balance Sheet and Statement of Stockholders' Equity
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Accumulated deficit	$(1,176,468)	$31,086	$(1,145,382)
Total stockholders' equity	366,934	31,086	398,020

Consolidated Statement of Stockholders' Equity
	Three Months Ended March 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Accumulated deficit balance at December 31, 2020	$(1,184,187)	$28,014	$(1,156,173)
Total stockholders' equity balance at December 31, 2020	340,176	28,014	368,190
Accumulated deficit balance at March 31, 2021	(1,178,909)	28,014	(1,150,895)
Total stockholders' equity balance at March 31, 2021	346,002	28,014	374,016

These adjustments had no impact to Net cash provided by operating activities, Net cash used in investing activities or Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. In addition, these adjustments had no impact to the Consolidated Statements of Income and Earnings per share for the three months ended March 31, 2021.

NOTE 2. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended March 31,
Major products and services	2022	2021
Subscription advertising and digital solutions	$132,247	$125,446
Display advertising	21,049	21,957
Pay per lead	2,417	3,760
Other	2,494	2,132
Total revenue	$158,207	$153,295

NOTE 3. Goodwill, Indefinite-lived Intangible Asset and Business Combination

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2021	Additions	Impairment	March 31, 2022
Goodwill	$26,227	$75,536	$—	$101,763
Indefinite-lived intangible asset	390,020	—	—	390,020

Business Combinations. The below transactions were accounted for as business combinations.

Accu-Trade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively, “Accu-Trade”), which provides dealers with vehicle VIN-specific valuation and appraisal data, instant guaranteed offer capabilities and logistics technology (the “Accu-Trade Acquisition”).

The Company expensed as incurred total acquisition costs of $1.9 million, of which $0.9 million were recorded during the three months ended March 31, 2022. These costs were recorded in General and administrative in the Consolidated Statements of Income.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Preliminary Purchase Price Allocation. The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. These preliminary fair values are subject to change within the one-year measurement period. The Accu-Trade Acquisition purchase price allocation is as follows (in thousands):

Preliminary Acquisition-date Fair Value
Cash consideration	$64,770
Other consideration (1)	5,300
Contingent consideration (2)	22,505
Total purchase consideration	$92,575

Assets acquired (3)	$1,595
Identified intangible assets (4)	15,679
Total assets acquired	17,274
Total liabilities assumed (5)	(235)
Net identifiable assets	17,039
Goodwill	75,536
Total purchase consideration	$92,575

(1)
In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The preliminary fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the Accu-Trade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and will be amortized into Other revenue on the Consolidated Statements of Income over the one-year contract term. The current period revenue related to the non-cash consideration of $5.3 million is a non-cash reconciling item titled Amortization of deferred revenue related to Accu-Trade Acquisition on the Consolidated Statements of Cash Flows.
(2)
As part of the Accu-Trade Acquisition, the Company may be required to pay additional cash and stock consideration to the former owners based on achievement of certain financial targets, which would result in a variable number of shares being issued. The Company has the option to pay consideration in cash or stock. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation based on the following significant inputs: volatility, discount rate and projected financial information.
(3)
Assets acquired primarily consists of accounts receivable.
(4)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Acquired software	$12,926	5
Trade name	1,446	10
Customer relationships	1,307	7
Total	$15,679

(5)
Total liabilities assumed primarily consists of accounts payable.

Goodwill. In connection with the Accu-Trade Acquisition, the Company recorded goodwill in the amount of $75.5 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered deductible for income tax purposes.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

CreditIQ Acquisition. On November 5, 2021, the Company acquired all of the outstanding stock of CreditIQ, Inc. (the “CIQ Acquisition”) a cutting-edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, the Company now provides dealers with access to advanced digital financing technology across the CARS platform.

The Company expensed as incurred total acquisition costs of $1.4 million, of which $0.1 million were recorded during the three months ended March 31, 2022. These costs were recorded in General and administrative in the Consolidated Statements of Income. In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash-settled for a total of $9.6 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition in November 2021 as compensation expense in the Company’s Consolidated Statements of Income.

Preliminary Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The preliminary fair values of all assets acquired and liabilities assumed are subject to change within the one-year measurement period. The CIQ Acquisition purchase price allocation is as follows (in thousands):

Preliminary Acquisition-date Fair Value
Cash consideration (1)	$29,965
Contingent consideration (2)	23,805
Cash settlement of CIQ Acquisition's unvested equity awards (3)	(9,626)
Total purchase consideration	$44,144

Assets acquired (4)	$193
Identified intangible assets (5)	19,900
Total assets acquired	20,093
Total liabilities assumed (6)	(2,176)
Net identifiable assets	17,917
Goodwill	26,227
Total purchase consideration	$44,144

(1)
A reconciliation of cash consideration to Payments for the CIQ Acquisition, net of cash acquired is as follows (in thousands):

Cash consideration	$29,965
Less: Cash settlement of CIQ Acquisition's unvested equity awards (3)	(9,626)
Less: Cash acquired	(81)
Payments for CIQ Acquisition, net of cash acquired	$20,258

(2)
As part of the CIQ Acquisition, the Company may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period with a mutually agreed-upon option for a fourth year. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation or a scenario-based method based on the following significant inputs: volatility, discount rate and projected financial information. No significant changes in fair value of the contingent consideration have occurred since the CIQ Acquisition.

(3)
In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash-settled. The fair value of these awards was $9.6 million and was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition in November 2021 as compensation expense in General and administrative expense on the Company’s Consolidated Statements of Income.

(4)
Assets acquired primarily consists of cash and cash equivalents and accounts receivable.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(5)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Trade name	$900	10
Acquired software	19,000	5
Total	$19,900

(6)
Total liabilities assumed includes accounts payable, deferred income tax liabilities, net and other liabilities.

Goodwill. In connection with the CIQ Acquisition, the Company recorded goodwill in the amount of $26.2 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. None of the goodwill is considered deductible for income tax purposes.

NOTE 4. Debt

As of March 31, 2022, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of March 31, 2022, the outstanding principal amount under the Term Loan was $75.0 million and the interest rate in effect was 2.5%, not including the impact of the interest rate swap. During the three months ended March 31, 2022, the Company made $2.5 million in Term Loan payments.

Revolving Loan. As of March 31, 2022, the outstanding borrowings under the Revolving Loan were $45.0 million and the interest rate in effect was 2.5%. As of March 31, 2022, $185.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.7x and 5.0x as of March 31, 2022, respectively.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of March 31, 2022, the fair value of the outstanding indebtedness was approximately $513.3 million, compared to the carrying value $520.0 million. As of December 31, 2021, the fair value of the outstanding indebtedness was approximately $502.7 million, compared to the carrying value of $477.5 million.

NOTE 5. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan prior to the October 2020 refinancing, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was in Accumulated other comprehensive income at that time would be amortized into the Consolidated Statements of Income over the remaining term of the Swap.

As of March 31, 2022, the fair value of the Swap was an unrealized loss of $1.2 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which was recorded in Other accrued liabilities on the Consolidated Balance Sheets. During the three months ended March 31, 2022 and 2021, $1.4 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net. During the three months ended March 31, 2022, the Company made payments of $2.1 million related to the Swap and $0.2 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of Income.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

NOTE 7. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The Company funds the share repurchase program principally with cash from operations. During the three months ended March 31, 2022, the Company repurchased and subsequently retired 0.3 million shares for $5.0 million at an average price per share of $14.78.

NOTE 8. Stock-Based Compensation

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. RSU activity for the three months ended March 31, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,683	$10.95
Granted	1,814	15.07
Vested and delivered	(1,433)	10.28
Forfeited	(61)	12.69
Outstanding as of March 31, 2022 (1)	4,003	13.03

(1)
Included in “Outstanding as of March 31, 2022” are 63 RSUs that were vested, but not yet delivered.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the three months ended March 31, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	142	$23.98
Granted	275	15.07
Vested and delivered	(142)	23.98
Forfeited	—	—
Outstanding as of March 31, 2022	275	15.07

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	804	$5.27	8.58	$5,754
Granted	263	9.39	—	—
Vested and delivered	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2022	1,067	6.28	8.73	4,634
Exercisable as of March 31, 2022	—	—	—	—

The fair value of the stock options granted during the three months ended March 31, 2022 and March 31, 2021 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

	2022	2021
Risk-free interest rate	2.21%	1.15%
Weighted-average volatility	65.22%	69.00%
Dividend yield	0%	0%
Expected years until exercise	6.5	6.5

NOTE 9. Earnings Per Share

Basic earnings per share is calculated by dividing Net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive effect. The computation of Earnings per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$4,340	$5,278
Basic weighted-average common shares outstanding	69,463	67,787
Effect of dilutive stock-based compensation awards (1)	1,436	2,467
Diluted weighted-average common shares outstanding	70,899	70,254
Earnings per share, basic	$0.06	$0.08
Earnings per share, diluted	0.06	0.08

(1)
There were 1,738 and 1,815 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2022 and March 31, 2021, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Deferred Tax Asset and Valuation Allowance. The Company has concluded a valuation allowance is required against its deferred tax assets as of March 31, 2022. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was sufficient significant negative evidence to require a valuation allowance. Therefore, the Company has recorded a valuation allowance to reduce its deferred tax assets as of March 31, 2022 to the amount that is more likely than not to be realized in future periods. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax (benefit) expense as a percentage of Income before income tax, was (138.6)% for the three months ended March 31, 2022, which varied from the statutory federal income tax rate

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

of 21%, primarily due to the benefit realized on stock-based compensation, the impact of uncertain tax positions and the tax benefits realized on a partial release of the valuation allowance.

(In thousands, except percentages)	Three Months Ended March 31, 2022
Income tax provision at statutory rate	$382	21.0%
State income taxes, net of federal income tax benefit	204	11.2
Stock-based compensation	(1,425)	(78.3)
Uncertain tax positions	(1,015)	(55.8)
Valuation allowance	(917)	(50.4)
Other, net	250	13.7
Income tax benefit	$(2,521)	(138.6)%

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. As a result, our actual financial results, performance, achievements, strategic actions, or prospects may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections, and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, current developments regarding the COVID-19 pandemic, global supply chain shortages, rising fuel prices and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management based on our knowledge and understanding of the business and industry, including the supply chain, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable; however, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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
•
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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, our Current Reports on Form 8-K and our other filings filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Business Overview

We are a leading automotive marketplace platform that provides a robust set of industry-specific digital solutions. Through our marketplace, dealer websites and other digital products, we showcase dealer inventory, elevate and amplify dealers’ and automotive manufacturers’ (“OEMs”) brands, connect sellers with our ready-to-buy audience and empower shoppers with the resources and information needed to make confident car-buying decisions. Our digital solutions strategy builds on the rich data and audience of our digital marketplace to offer media and solutions that drive growth and efficiency for the automotive industry. Our portfolio of brands now includes Cars.com™, Dealer Inspire®, DealerRater®, FUEL™, Auto.com™, PickupTrucks.com™, CreditIQ™, Accu-Trade™ and NewCars.com®.

Overview of Results

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$158,207	$153,295
Net income	4,340	5,278

2022 Highlights and Trends

Dealer Customers. In the first quarter of 2022, Dealer Customers increased by 2%, to 19,500 Dealer Customers, as compared with December 31, 2021, continuing seven consecutive quarters of growth in Dealer Customers. Year over year, Dealer Customers increased by 677. These increases were driven by sustained high retention rates and strong new sales to Dealer Customers.

Accu-Trade Acquisition. In March 2022, we acquired certain assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a MADE Logistics (collectively, “Accu-Trade”), which includes real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities and logistics technology (the “Accu-Trade Acquisition”). Consideration for the transaction was composed of $64.8 million of cash and $5.3 million in other consideration. As part of the transaction, upon achievement of certain financial targets, we may be required to pay additional cash and stock consideration to the former owners.

CreditIQ Acquisition. In November 2021, we acquired all the outstanding stock of CreditIQ, Inc. (the "CIQ Acquisition"), a cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, we are now able to make advanced digital financing technology available to dealers across the CARS platform. Using cash on hand, we paid $30.0 million at the closing excluding transaction fees and expenses. As part of the transaction, we may be required to pay additional cash consideration of up to $50.0 million based on future performance over a three-year period with a mutually agreed upon option for a fourth year.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We will fund the share repurchase program principally with cash from operations. During the three months ended March 31, 2022, the Company repurchased and subsequently retired 0.3 million shares for $5.0 million at an average price per share of $14.78.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Information regarding Traffic and Average Monthly Unique Visitors is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Traffic	148,491	156,604	(5)%
Average Monthly Unique Visitors	26,562	25,957	2%

Information regarding Dealer Customers and Monthly Average Revenue Per Dealer is as follows:

	March 31, 2022	March 31, 2021	% Change	December 31, 2021	% Change
Dealer Customers	19,500	18,823	4%	19,179	2%
Monthly Average Revenue Per Dealer	$2,291	$2,268	1%	$2,333	(2)%

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

Traffic for the three months ended March 31, 2022 declined primarily due to elevated traffic in the prior year period related to an increase in consumer confidence and heightened consumer demand from the Federal economic stimulus program that ran during the three months ended March 31, 2021.

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

The growth in UVs for the three months ended March 31, 2022 as compared to the decline in Traffic was primarily related to changes in our traffic mix. In addition, due to the continued lower vehicle inventory levels, we believe our users now have a shorter shopping lifecycle and are purchasing cars with fewer visits.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. ARPD does not include Accu-Trade as it would be impracticable to do so.

ARPD increased 1% from the quarter ended March 31, 2021 primarily driven by growth in digital solutions, as well as growth in FUEL revenue.

ARPD decreased 2% from the quarter ended December 31, 2021 primarily due to lower FUEL sales and changes in customer mix.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. All Dealer Customer metrics do not include Accu-Trade as it would be impracticable to do so.

Dealer Customers increased 2% from December 31, 2021, and 4% from March 31, 2021 driven by sustained high retention rates and strong new sales to Dealer Customers.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive ecosystem, including inventory supply and supply-chain disruptions, which are currently under pressure due to semiconductor shortages, and changes related to automotive advertising as well as other macroeconomic factors. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to evolve our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our strong brand portfolio, growing high-quality audience and suite of digital solutions for advertisers, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our dealer customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, home delivery, online chat and our FUEL product that allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

The future effects of the COVID-19 pandemic are unknown and depend on numerous factors outside of our control. However, we believe our marketplace, advertising and digital solutions remain critical in helping our customers navigate certain challenges of the pandemic. We also believe our solutions will continue to be important tools for our customers in the future and, in particular, may help mitigate potential future impacts of the pandemic.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Dealer	$140,416	$132,958	$7,458	6%
OEM and National	15,174	18,069	(2,895)	(16)%
Other	2,617	2,268	349	15%
Total revenue	158,207	153,295	4,912	3%
Operating expenses:
Cost of revenue and operations	27,752	27,831	(79)	(0)%
Product and technology	21,307	16,760	4,547	27%
Marketing and sales	57,094	53,211	3,883	7%
General and administrative	16,560	13,266	3,294	25%
Depreciation and amortization	24,553	25,680	(1,127)	(4)%
Total operating expenses	147,266	136,748	10,518	8%
Operating income	10,941	16,547	(5,606)	(34)%
Nonoperating expense:
Interest expense, net	(9,330)	(10,001)	671	(7)%
Other income, net	208	38	170	***
Total nonoperating expense, net	(9,122)	(9,963)	841	(8)%
Income before income taxes	1,819	6,584	(4,765)	(72)%
Income tax (benefit) expense	(2,521)	1,306	(3,827)	***
Net income	$4,340	$5,278	$(938)	(18)%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% and 87% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Dealer revenue increased $7.5 million or 6% compared to the three months ended March 31, 2021, driven by a 4% increase in Dealer Customers as a result of sustained high retention rates and new sales to Dealer Customers, as well as a 1% increase in ARPD from March 31, 2021.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, certain advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 10% and 12% of total revenue for the three months ended March 31, 2022 and 2021, respectively. OEM and National revenue declined 16%, primarily due to pullbacks in OEM spending associated with fewer new model releases and continued production shortages, both driven by supply-chain disruptions.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to our pay-per-lead products, third-party costs for processing dealer vehicle inventory, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18% of total revenue for the three months ended March 31, 2022 and 2021. Cost of revenue and operations expense was essentially flat compared to the prior year.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products and websites. Product and technology expense includes compensation costs, consulting costs, hardware and software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 13% and 11% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Product and technology expense increased, primarily due to higher compensation, consulting and licensing costs.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display/video advertising and creative production, market research, trade events and compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 36% and 35% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Marketing and sales expense increased, primarily due continued investment in marketing in 2022, including a return to in-person industry events that had been curtailed due to the pandemic.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets. General and administrative expense represents 10% and 9% of total revenue for the three months ended March 31, 2022 and 2021, respectively. General and administrative expense increased, primarily due to higher compensation costs, including stock-based compensation, as well as transaction-related costs related to the Accu-Trade Acquisition.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $0.7 million compared to the prior year period due to a reduction in total indebtedness. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the Income tax (benefit) expense as a percentage of Income before income taxes, was (138.6)% for the three months ended March 31, 2022, and the Income tax benefit was $2.5 million. The effective income tax rate was lower than the statutory federal income tax rate of 21%, primarily due to the benefit realized on stock-based compensation, the impact of uncertain tax positions and the tax benefits realized on a partial release of the valuation allowance.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our business needs, including those for investments and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the Third Amendment to the Credit Agreement. For information related to the Credit Amendment, as amended, see Note 7 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of March 31, 2022, Cash and cash equivalents were $30.5 million and including our undrawn Revolving Loan, our total liquidity was $215.5 million.

Indebtedness. As of March 31, 2022, the outstanding aggregate principal amount of our debt was $520.0 million, at an effective interest rate of 5.5%, including $75.0 million of outstanding principal under our Term Loan, with an interest rate of 2.5%, $45.0 million of outstanding borrowings on our Revolving Loan, with an interest rate of 2.5% and outstanding Senior Unsecured Notes of $400.0 million, at an interest rate of 6.375%. These rates do not include the impact of the interest rate swap. During the three months ended March 31, 2022, we made a $2.5 million mandatory Term Loan payment. As of March 31, 2022, we had $185.0 million available to borrow under our Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.7x and 5.0x as of March 31, 2022, respectively.

Interest Rate Swap. The interest rate on borrowings under our Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan prior to the October 2020 refinancing, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we are locked into a fixed rate of interest of 2.96% plus an applicable margin, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was in Accumulated other comprehensive income at that time would be amortized into the Consolidated Statements of Income over the remaining term of the Swap.

As of March 31, 2022, the fair value of the Swap was an unrealized loss of $1.2 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which was recorded in Other accrued liabilities on the Consolidated Balance Sheets. During the three months ended March 31, 2022 and 2021, $1.4 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net. During the three months ended March 31, 2022, we made payments of $2.1 million related to the Swap and $0.2 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of Income.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$30,358	$50,362	$(20,004)
Investing activities	(68,778)	(6,219)	(62,559)
Financing activities	29,804	(58,138)	87,942
Net change in cash and cash equivalents	$(8,616)	$(13,995)	$5,379

Operating Activities. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities related primarily due to timing of certain payables and in addition, during the three months ended March 31, 2021, we received a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act.

Investing Activities. The increase in cash used in investing activities was primarily related to the Accu-Trade Acquisition.

Financing Activities. During the three months ended March 31, 2022, cash provided by financing activities was primarily related to $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition, partially offset by tax payments made in connection with equity award vestings and repurchases of common stock. During the three months ended March 31, 2021, cash used in financing activities is primarily related to $52.5 million of debt repayments, of which $50.0 million were voluntary, and tax payments made in connection with equity award vestings. For information related to our debt, see Note 4 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022 and see Note 1 (Description of Business) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. There were no significant new accounting pronouncements applicable to us in the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022. Our exposures to market risk have not changed materially since December 31, 2021.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, which could materially affect our business, financial condition, results of operations and future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended March 31, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1 through January 31, 2022	—	$—	—	$—
February 1 through February 28, 2022	—	—	—	200,000
March 1 through March 31, 2022	338,243	14.78	338,243	195,000
	338,243		338,243

(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.
(2)
In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares.
(3)
The amounts presented represent the remaining Board of Directors’ authorized value to be spent after each month's repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: May 6, 2022	By:	/s/ T. Alex Vetter
T. Alex Vetter
President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ Jeanette Tomy
Jeanette Tomy
Chief Financial Officer