Form 10-Q
period 2022-06-30
Cars.com Inc.
filed 2022-08-03
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, the registrant had 67,864,260 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,134	$39,069
Accounts receivable, net	104,402	98,893
Prepaid expenses	11,330	7,810
Other current assets	3,796	1,665
Total current assets	137,662	147,437
Property and equipment, net	43,529	43,005
Goodwill	103,194	26,227
Intangible assets, net	745,405	769,424
Investments and other assets, net	21,669	21,112
Total assets	$1,051,459	$1,007,205
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$13,212	$15,420
Accrued compensation	13,708	23,612
Current portion of long-term debt, net	11,522	8,941
Other accrued liabilities	46,383	46,317
Total current liabilities	84,825	94,290
Noncurrent liabilities:
Long-term debt, net	495,968	457,383
Other noncurrent liabilities	79,278	57,512
Total noncurrent liabilities	575,246	514,895
Total liabilities	660,071	609,185
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 68,244 and 69,170 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	682	692
Additional paid-in capital	1,526,203	1,544,712
Accumulated deficit	(1,135,497)	(1,145,382)
Accumulated other comprehensive loss	—	(2,002)
Total stockholders' equity	391,388	398,020
Total liabilities and stockholders' equity	$1,051,459	$1,007,205

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Dealer	$143,987	$136,866	$284,403	$269,824
OEM and National	14,144	16,329	29,318	34,398
Other	4,742	2,335	7,359	4,603
Total revenue	162,873	155,530	321,080	308,825
Operating expenses:
Cost of revenue and operations	29,504	28,219	57,256	56,050
Product and technology	23,117	19,434	44,424	36,194
Marketing and sales	54,655	51,309	111,749	104,520
General and administrative	17,211	15,615	33,771	28,881
Depreciation and amortization	23,001	25,298	47,554	50,978
Total operating expenses	147,488	139,875	294,754	276,623
Operating income	15,385	15,655	26,326	32,202
Nonoperating expense:
Interest expense, net	(9,047)	(9,839)	(18,377)	(19,840)
Other (expense) income, net	(54)	(39)	154	(1)
Total nonoperating expense, net	(9,101)	(9,878)	(18,223)	(19,841)
Income before income taxes	6,284	5,777	8,103	12,361
Income tax expense (benefit)	739	(189)	(1,782)	1,117
Net income	$5,545	$5,966	$9,885	$11,244
Weighted-average common shares outstanding:
Basic	69,194	68,869	69,329	68,328
Diluted	70,257	70,694	70,505	70,790
Earnings per share:
Basic	$0.08	$0.09	$0.14	$0.16
Diluted	0.08	0.08	0.14	0.16

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$5,545	$5,966	$9,885	$11,244
Other comprehensive income, net of tax:
Reclassification of accumulated other comprehensive loss on interest rate swap into Net income	800	1,201	2,002	2,401
Total other comprehensive income	800	1,201	2,002	2,401
Comprehensive income	$6,345	$7,167	$11,887	$13,645

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	4,340	—	4,340
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Repurchases of common stock	—	—	(338)	(3)	(4,997)	—	—	(5,000)
Shares issued in connection with stock-based compensation plans, net	—	—	971	9	(7,705)	—	—	(7,696)
Stock-based compensation	—	—	—	—	5,221	—	—	5,221
Balance at March 31, 2022	—	—	69,803	698	1,537,231	(1,141,042)	(800)	396,087
Net income	—	—	—	—	—	5,545	—	5,545
Other comprehensive income, net of tax	—	—	—	—	—	—	800	800
Repurchases of common stock	—	—	(1,717)	(17)	(18,292)	—	—	(18,309)
Shares issued in connection with stock-based compensation plans, net	—	—	158	1	857	—	—	858
Stock-based compensation	—	—	—	—	6,407	—	—	6,407
Balance at June 30, 2022	—	$—	68,244	$682	$1,526,203	$(1,135,497)	$—	$391,388

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,156,173)	$(6,804)	$368,190
Net income	—	—	—	—	—	5,278	—	5,278
Other comprehensive income, net of tax	—	—	—	—	—	—	1,200	1,200
Shares issued in connection with stock-based compensation plans, net	—	—	1,144	11	(5,641)	—	—	(5,630)
Stock-based compensation	—	—	—	—	4,978	—	—	4,978
Balance at March 31, 2021	—	—	68,531	685	1,529,830	(1,150,895)	(5,604)	374,016
Net income	—	—	—	—	—	5,966	—	5,966
Other comprehensive income, net of tax	—	—	—	—	—	—	1,201	1,201
Shares issued in connection with stock-based compensation plans, net	—	—	433	5	(1,424)	—	—	(1,419)
Stock-based compensation	—	—	—	—	5,692	—	—	5,692
Balance at June 30, 2021	—	$—	68,964	$690	$1,534,098	$(1,144,929)	$(4,403)	$385,456

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$9,885	$11,244
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	7,857	7,980
Amortization of intangible assets	39,697	42,998
Amortization of Accumulated other comprehensive loss on interest rate swap	2,362	2,835
Stock-based compensation	11,628	10,670
Deferred income taxes	(92)	(442)
Provision for doubtful accounts	463	211
Amortization of debt issuance costs	1,630	1,657
Amortization of deferred revenue related to Accu-Trade Acquisition	(1,767)	—
Other, net	173	(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,383)	(7,053)
Prepaid expenses and other assets	(6,683)	7,829
Accounts payable	(2,422)	8,888
Accrued compensation	(9,904)	(4,393)
Other liabilities	(6,164)	(2,761)
Net cash provided by operating activities	42,280	79,619
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(64,770)	—
Purchase of property and equipment	(8,555)	(13,095)
Net cash used in investing activities	(73,325)	(13,095)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	45,000	—
Payments of long-term debt	(5,000)	(75,000)
Payments for stock-based compensation plans, net	(6,838)	(7,049)
Repurchases of common stock	(23,052)	—
Payments of debt issuance costs and other fees	—	(9)
Net cash provided by (used in) financing activities	10,110	(82,058)
Net decrease in cash and cash equivalents	(20,935)	(15,534)
Cash and cash equivalents at beginning of period	39,069	67,719
Cash and cash equivalents at end of period	$18,134	$52,185
Supplemental cash flow information:
Cash paid (received) for income taxes	$629	$(8,875)
Cash paid for interest and swap	17,664	19,634

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. The Company empowers shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, CARS enables dealerships and automotive manufacturers (“OEMs”), with innovative technical solutions and data-driven intelligence, to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

In addition to Cars.com™, the Company’s brands include Dealer Inspire®, a website and digital solutions provider enabling dealerships to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ™, digital financing technology and Accu-Trade™, vehicle valuation and appraisal technology. The Company's portfolio of brands also includes Auto.com™, PickupTrucks.com™ and NewCars.com®.

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 25, 2022 (the “December 31, 2021 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2021 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

Correction of Certain Amounts Relating to Previously Issued Financial Statements. During the first quarter of 2022, the Company identified a $30.8 million overstatement of the valuation allowance recorded against deferred tax assets that originated in 2020. In addition, the Company adjusted 2020 to reflect an immaterial income tax adjustment related to this same period. The Company has concluded that these items are not material to the previously issued Consolidated Financial Statements and has therefore corrected these prior period amounts as presented in the Consolidated Financial Statements for the six months ended June 30, 2022. The impact of correcting these items on the related financial statement line items is as follows (in thousands):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Consolidated Balance Sheet
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Deferred tax liability	$31,086	$(31,086)	$—
Total noncurrent liabilities	545,981	(31,086)	514,895
Total liabilities	640,271	(31,086)	609,185

Consolidated Balance Sheet and Statement of Stockholders' Equity
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Accumulated deficit	$(1,176,468)	$31,086	$(1,145,382)
Total stockholders' equity	366,934	31,086	398,020

Consolidated Statement of Stockholders' Equity
	Six Months Ended June 30, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Accumulated deficit balance at December 31, 2020	$(1,184,187)	$28,014	$(1,156,173)
Total stockholders' equity balance at December 31, 2020	340,176	28,014	368,190
Accumulated deficit balance at March 31, 2021	(1,178,909)	28,014	(1,150,895)
Total stockholders' equity balance at March 31, 2021	346,002	28,014	374,016
Accumulated deficit balance at June 30, 2021	(1,172,943)	28,014	(1,144,929)
Total stockholders' equity balance at June 30, 2021	357,442	28,014	385,456

These adjustments had no impact to Net cash provided by operating activities, Net cash used in investing activities or Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. In addition, these adjustments had no impact to the Consolidated Statements of Income and Earnings per share for the three and six months ended June 30, 2021.

NOTE 2. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended June 30,		Six Months Ended June 30,
Major products and services	2022	2021	2022	2021
Subscription advertising and digital solutions	$135,432	$128,733	$267,679	$254,179
Display advertising	20,859	21,322	41,908	43,279
Pay per lead	2,129	3,280	4,546	7,040
Other	4,453	2,195	6,947	4,327
Total revenue	$162,873	$155,530	$321,080	$308,825

NOTE 3. Goodwill, Indefinite-lived Intangible Asset and Business Combination

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2021	Additions	Adjustment (1)	Impairment	June 30, 2022
Goodwill	$26,227	$75,536	$1,431	$—	$103,194
Indefinite-lived intangible asset	390,020	—	—	—	390,020
(1)
During the quarter ended June 30, 2022, the Company recorded a purchase accounting adjustment related to contingent consideration.

Business Combinations. The below transactions were accounted for as business combinations.

Accu-Trade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively,

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

“Accu-Trade”), which provides dealers with vehicle VIN-specific valuation and appraisal data, instant guaranteed offer capabilities and logistics technology (the “Accu-Trade Acquisition”).

The Company expensed as incurred total acquisition costs of $2.0 million, of which $1.0 million were recorded during the six months ended June 30, 2022. These costs were recorded in General and administrative in the Consolidated Statements of Income.

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

Preliminary Acquisition-date Fair Value
Cash consideration	$64,770
Other consideration (1)	5,300
Contingent consideration (2) (3)	23,936
Total purchase consideration (3)	$94,006

Assets acquired (4)	$1,595
Identified intangible assets (5)	15,679
Total assets acquired	17,274
Total liabilities assumed (6)	(235)
Net identifiable assets	17,039
Goodwill (3)	76,967
Total purchase consideration (3)	$94,006

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
(2)
As part of the Accu-Trade Acquisition, the Company may be required to pay additional consideration to the former owners based on achievement of certain financial targets, which would result in a variable number of shares being issued. The Company has the option to pay consideration in cash or stock. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation based on the following significant inputs: volatility, discount rate and projected financial information. Any changes in the fair value will be recorded within the General and Administrative line on the Consolidated Statements of Income.
(3)
During the quarter ended June 30, 2022, the Company recorded a $1.4 million purchase accounting adjustment.
(4)
Assets acquired primarily consist of accounts receivable.
(5)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Acquired software	$12,926	5
Trade name	1,446	10
Customer relationships	1,307	7
Total	$15,679

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(6)
Total liabilities assumed primarily consist of accounts payable.

Goodwill. In connection with the Accu-Trade Acquisition, the Company recorded goodwill in the amount of $77.0 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered deductible for income tax purposes.

CreditIQ Acquisition. On November 5, 2021, the Company acquired all of the outstanding stock of CreditIQ, Inc. (the “CIQ Acquisition”), an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, the Company will provide dealers with access to advanced digital financing technology across the CARS platform.

The Company expensed as incurred total acquisition costs of $1.4 million, of which $0.2 million were recorded during the six months ended June 30, 2022. These costs were recorded in General and administrative in the Consolidated Statements of Income. In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash-settled for a total of $9.6 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition in November 2021 as compensation expense in the Company’s Consolidated Statements of Income.

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

(2)
As part of the CIQ Acquisition, the Company may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period with a mutually agreed-upon option for a fourth year. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation or a scenario-based method based on the following significant inputs: volatility, discount rate and projected financial information. No significant changes in fair value of the contingent consideration have occurred since the CIQ Acquisition. Any changes in the fair value will be recorded within the General and Administrative line on the Consolidated Statements of Income.

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

(4)
Assets acquired primarily consist of cash and cash equivalents and accounts receivable.

(5)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Trade name	$900	10
Acquired software	19,000	5
Total	$19,900

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

NOTE 4. Debt

As of June 30, 2022, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of June 30, 2022, the outstanding principal amount under the Term Loan was $72.5 million and the interest rate in effect was 4.3%. During the six months ended June 30, 2022, the Company made $5.0 million in Term Loan payments.

Revolving Loan. As of June 30, 2022, the outstanding borrowings under the Revolving Loan were $45.0 million and the interest rate in effect was 3.7%. As of June 30, 2022, $185.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.7x and 5.2x as of June 30, 2022, respectively.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. As of June 30, 2022, the fair value of the outstanding indebtedness was approximately $449.1 million, compared to the carrying value $517.5 million. As of December 31, 2021, the fair value of the outstanding indebtedness was approximately $502.7 million, compared to the carrying value of $477.5 million.

NOTE 5. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan and Revolving Loan prior to the October 2020 refinancing, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company was locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was recorded in Accumulated other comprehensive loss at that time was amortized into the Consolidated Statements of Income over the remaining term of the Swap.

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which was recorded in Other accrued liabilities on the Consolidated Balance Sheets. During the six months ended June 30, 2022 and 2021, $2.4 million and $2.8 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the six months ended June 30, 2022, the Company

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

made payments of $3.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income.

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

NOTE 7. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The Company funds the share repurchase program principally with cash from operations. During the six months ended June 30, 2022, the Company repurchased and subsequently retired 2.1 million shares for $23.3 million at an average price paid per share of $11.34.

NOTE 8. Stock-Based Compensation

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. RSU activity for the six months ended June 30, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,683	$10.95
Granted	2,115	14.38
Vested and delivered	(1,517)	10.55
Forfeited	(471)	12.45
Outstanding as of June 30, 2022 (1)	3,810	12.83

(1)
Included in “Outstanding as of June 30, 2022” are 63 RSUs that were vested, but not yet delivered.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the six months ended June 30, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	142	$23.98
Granted	275	15.07
Vested and delivered	(142)	23.98
Forfeited	(59)	15.07
Outstanding as of June 30, 2022	216	15.07

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	804	$5.27	8.58	$5,754
Granted	263	9.39
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of June 30, 2022	1,067	6.28	8.48	2,068
Exercisable as of June 30, 2022	—	—	—	—

The fair value of the stock options granted during the six months ended June 30, 2022 and June 30, 2021 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$5,545	$5,966	$9,885	$11,244
Basic weighted-average common shares outstanding	69,194	68,869	69,329	68,328
Effect of dilutive stock-based compensation awards (1)	1,063	1,825	1,176	2,462
Diluted weighted-average common shares outstanding	70,257	70,694	70,505	70,790
Earnings per share, basic	$0.08	$0.09	$0.14	$0.16
Earnings per share, diluted	0.08	0.08	0.14	0.16

(1)
There were 3,141 and 1,316 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended June 30, 2022 and June 30, 2021, respectively, and 2,774 and 1,362 potential common shares for the six months ended June 30, 2022 and June 30, 2021, respectively, as their inclusion would have had an anti-dilutive effect.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 10. Income Taxes

Deferred Tax Asset and Valuation Allowance. The Company has concluded a valuation allowance is required against its deferred tax assets as of June 30, 2022. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was sufficient significant negative evidence to require a valuation allowance. Therefore, the Company has recorded a valuation allowance to reduce its deferred tax assets as of June 30, 2022 to the amount that is more likely than not to be realized in future periods. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of Income before income tax, was (22.0)% for the six months ended June 30, 2022, which varied from the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on a partial release of the valuation allowance, stock-based compensation and the impact of uncertain tax positions.

(In thousands, except percentages)	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Income tax provision at statutory rate	$1,319	21.0%	$1,701	21.0%
State income taxes, net of federal income tax benefit	342	5.4	546	6.7
Stock-based compensation	214	3.4	(1,211)	(14.9)
Uncertain tax positions	—	—	(1,015)	(12.5)
Valuation allowance	(1,530)	(24.3)	(2,447)	(30.2)
Other, net	394	6.3	644	7.9
Income tax expense (benefit)	$739	11.8%	$(1,782)	(22.0)%

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

Business Overview

We are a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. We empower shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, we enable dealerships and automotive manufacturers (“OEMs”), with innovative technical solutions and data-driven intelligence, to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

In addition to Cars.com™, our brands include Dealer Inspire®, a website and digital solutions provider enabling dealerships to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ™, digital financing technology and Accu-Trade™, vehicle valuation and appraisal technology. Our portfolio of brands also includes Auto.com™, PickupTrucks.com™ and NewCars.com®.

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$162,873	$155,530	$321,080	$308,825
Net income	5,545	5,966	9,885	11,244

2022 Highlights and Trends

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

CreditIQ Acquisition. In November 2021, we acquired all the outstanding stock of CreditIQ, Inc. (the "CIQ Acquisition"), an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, we will provide dealers with access to advanced digital financing technology across the CARS platform. Using cash on hand, we paid $30.0 million at the closing excluding transaction fees and expenses. As part of the transaction, we may be required to pay additional cash consideration of up to $50.0 million based on future performance over a three-year period with a mutually agreed upon option for a fourth year.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We will fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2022, the Company repurchased and subsequently retired 2.1 million shares for $23.3 million at an average price paid per share of $11.34.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. The most critical of these key metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Traffic	148,010	158,438	(7)%	296,500	315,042	(6)%
Average Monthly Unique Visitors	27,079	26,391	3%	26,820	26,174	2%

	June 30, 2022	June 30, 2021	% Change	March 31, 2022	% Change
Dealer Customers	19,517	18,845	4%	19,500	0%
Monthly Average Revenue Per Dealer	$2,326	$2,299	1%	$2,291	2%

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

The decline in traffic for the three and six months ended June 30, 2022 was primarily due to elevated traffic in the prior year period related to an increase in consumer confidence and heightened consumer demand from the federal economic stimulus program that ran during the six months ended June 30, 2021.

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

The growth in UVs for the three and six months ended June 30, 2022 as compared to the decline in Traffic was primarily related to changes in our traffic mix and to shifts in our marketing strategy to drive greater growth in market share. In addition, due to the continued lower vehicle inventory levels, we believe our users now have a shorter shopping lifecycle and are purchasing cars with fewer visits.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. For the three months ended June 30, 2022, Accu-Trade is included in our ARPD metric, which had an immaterial impact on ARPD; however, no prior period has been recast as it would be impracticable to do so.

For the three months ended June 30, 2022, ARPD increased 1% and 2% compared to the three months ended June 30, 2021 and March 31, 2022, respectively, primarily driven by growth in digital solutions, as well as growth in FUEL revenue.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. As of June 30, 2022, this key operating metric includes Accu-Trade; however, no prior period has been recast as it would be impracticable to do so.

Dealer Customers increased 4% from June 30, 2021, driven by sustained high retention rates, strong new sales to Dealer Customers, as well as the inclusion of 180 Accu-Trade only dealers.

Dealer Customers was essentially flat from March 31, 2022 as the inclusion of 180 Accu-Trade only dealers was offset by cancellations related to a single digital dealer. Excluding the impact of the inclusion of Accu-Trade and cancellations related to a single digital dealer, Dealer Customers would have slightly increased in the period.

Factors Affecting Our Performance. Our business is impacted by the changes in the larger automotive ecosystem, including inventory supply and supply-chain disruptions, which continue to be under pressure due to shortages of key materials, and changes related to automotive advertising as well as other macroeconomic factors including inflation, rising interest rates and a potential recession. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to evolve our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our strong brand portfolio, growing high-quality audience, and suite of specialized digital solutions for advertisers and sales and service teams will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our dealer customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include digital financing, vehicle appraisal, virtual showrooms and digital advertising product targeting in-market buyers. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

The future effects of the COVID-19 pandemic continue to be unknown and depend on numerous factors outside of our control. However, we believe our marketplace, advertising and digital solutions remain critical in helping our customers navigate certain challenges of the pandemic. We also believe our solutions will continue to be important tools for our customers in the future and, in particular, may help mitigate potential future impacts of the pandemic.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Dealer	$143,987	$136,866	$7,121	5%
OEM and National	14,144	16,329	(2,185)	(13)%
Other	4,742	2,335	2,407	103%
Total revenue	162,873	155,530	7,343	5%
Operating expenses:
Cost of revenue and operations	29,504	28,219	1,285	5%
Product and technology	23,117	19,434	3,683	19%
Marketing and sales	54,655	51,309	3,346	7%
General and administrative	17,211	15,615	1,596	10%
Depreciation and amortization	23,001	25,298	(2,297)	(9)%
Total operating expenses	147,488	139,875	7,613	5%
Operating income	15,385	15,655	(270)	(2)%
Nonoperating expense:
Interest expense, net	(9,047)	(9,839)	792	(8)%
Other expense, net	(54)	(39)	(15)	38%
Total nonoperating expense, net	(9,101)	(9,878)	777	(8)%
Income before income taxes	6,284	5,777	507	9%
Income tax expense (benefit)	739	(189)	928	***
Net income	$5,545	$5,966	$(421)	(7)%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 88% of total revenue for the three months ended June 30, 2022 and 2021. Dealer revenue increased $7.1 million or 5% compared to the three months ended June 30, 2021, driven by a 4% increase in Dealer Customers, as well as a 1% increase in ARPD from June 30, 2021.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 9% and 10% of total revenue for the three months ended June 30, 2022 and 2021, respectively. OEM and National revenue decreased 13%, primarily due to pullbacks in certain OEM spending associated with production delays and shortages, both driven by supply-chain disruptions.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, pay-per-lead products, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18% of total revenue for the three months ended June 30, 2022 and 2021. Cost of revenue and operations expense increased, primarily due to higher compensation costs.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting costs, hardware and software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 14% and 12% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Product and technology expense increased, primarily due to higher compensation and consulting costs, including costs related to the Accu-Trade and CreditIQ Acquisitions.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display and video advertising and creative production, market research, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 34% and 33% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Marketing and sales expense increased, primarily due to continued investment in traffic generation in 2022.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets. General and administrative expense represents 11% and 10% of total revenue for the three months ended June 30, 2022 and 2021, respectively. General and administrative expense increased, primarily due to higher third-party costs and higher compensation costs.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $0.8 million compared to the prior year period due to the maturity of the interest rate swap and a reduction in total indebtedness. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the Income tax expense (benefit) as a percentage of Income before income taxes, was 11.8% for the three months ended June 30, 2022, and the Income tax expense was $0.7 million. The effective income tax rate was lower than the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on a partial release of the valuation allowance, partially offset by the impact of state income taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Dealer	$284,403	$269,824	$14,579	5%
OEM and National	29,318	34,398	(5,080)	(15)%
Other	7,359	4,603	2,756	60%
Total revenue	321,080	308,825	12,255	4%
Operating expenses:
Cost of revenue and operations	57,256	56,050	1,206	2%
Product and technology	44,424	36,194	8,230	23%
Marketing and sales	111,749	104,520	7,229	7%
General and administrative	33,771	28,881	4,890	17%
Depreciation and amortization	47,554	50,978	(3,424)	(7)%
Total operating expenses	294,754	276,623	18,131	7%
Operating income	26,326	32,202	(5,876)	(18)%
Nonoperating expense:
Interest expense, net	(18,377)	(19,840)	1,463	(7)%
Other income (expense), net	154	(1)	155	***
Total nonoperating expense, net	(18,223)	(19,841)	1,618	(8)%
Income before income taxes	8,103	12,361	(4,258)	(34)%
Income tax (benefit) expense	(1,782)	1,117	(2,899)	***
Net income	$9,885	$11,244	$(1,359)	(12)%

*** Not meaningful

Dealer revenue. Dealer revenue is our largest revenue stream, representing 89% and 87% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Dealer revenue increased $14.6 million or 5% compared to the six months ended June 30, 2021, driven by a 4% increase in Dealer Customers, as well as a 1% increase in ARPD from June 30, 2021.

OEM and National revenue. OEM and National revenue represents 9% and 11% of total revenue for the six months ended June 30, 2022 and 2021, respectively. OEM and National revenue decreased 15%, primarily due to pullbacks in certain OEM spending associated with continued production delays and shortages, both driven by supply-chain disruptions.

Cost of revenue and operations. Cost of revenue and operations expense represents 18% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Cost of revenue and operations expense increased, primarily due to higher compensation costs, partially offset by lower third-party costs.

Product and technology. Product and technology expense represents 14% and 12% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Product and technology expense increased, primarily due to higher compensation and consulting costs, including costs associated with the Accu-Trade and CreditIQ Acquisitions, as well as higher licensing and other technology costs.

Marketing and sales. Marketing and sales expense represents 35% and 34% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Marketing and sales expense increased, primarily due to continued investment in marketing in 2022, including a return to in-person industry events that had been curtailed due to the pandemic.

General and administrative. General and administrative expense represents 11% and 9% of total revenue for the six months ended June 30, 2022 and 2021, respectively. General and administrative expense increased, primarily due to higher compensation costs, including stock-based compensation, as well as third-party costs and transaction-related costs related to the Accu-Trade Acquisition.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $1.5 million compared to the prior year period due to a reduction in total indebtedness and the expiration of the Swap. For information related to our debt, see Note 4 (Debt) and Note 5 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the Income tax (benefit) expense as a percentage of Income before income taxes, was (22.0)% for the six months ended June 30, 2022, and the Income tax benefit was $1.8 million. The effective income tax rate was lower than the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on a partial release of the valuation allowance, stock-based compensation and the impact of uncertain tax positions.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our business needs, including those for investments, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of June 30, 2022, Cash and cash equivalents were $18.1 million and including our undrawn Revolving Loan, our total liquidity was $203.1 million.

Indebtedness. As of June 30, 2022, the outstanding aggregate principal amount of our debt was $517.5 million, with an interest rate of 5.8%, including $72.5 million of outstanding principal under our Term Loan, with an interest rate of 4.3%, $45.0 million of outstanding borrowings on our Revolving Loan, with an interest rate of 3.7% and outstanding Senior Unsecured Notes of $400.0 million, with an interest rate of 6.375%. During the six months ended June 30, 2022, we made $5.0 million in mandatory Term Loan payments. As of June 30, 2022, we had $185.0 million available to borrow under our Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.7x and 5.2x as of June 30, 2022, respectively.

Interest Rate Swap. The interest rate on borrowings under our Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on our borrowing under the Term Loan prior to the October 2020 refinancing, we entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, we were locked into a fixed rate of interest of 2.96% plus an applicable margin, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was recorded in Accumulated other comprehensive loss at that time was amortized into the Consolidated Statements of Income over the remaining term of the Swap.

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which was recorded in Other accrued liabilities on the Consolidated Balance Sheets. During the six months ended June 30, 2022 and 2021, $2.4 million and $2.8 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the six months ended June 30, 2022, we made payments of $3.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$42,280	$79,619	$(37,339)
Investing activities	(73,325)	(13,095)	(60,230)
Financing activities	10,110	(82,058)	92,168
Net change in cash and cash equivalents	$(20,935)	$(15,534)	$(5,401)

Operating Activities. The change in cash provided by operating activities was primarily related to changes in operating assets and liabilities, particularly due to the timing of vendor payments, in that the six months ended June 30, 2022 included an additional week of vendor payments as compared to the six months ended June 30, 2021. In addition, during the six months ended June 30, 2021, we received a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act.

Investing Activities. The change in cash used in investing activities was primarily related to the Accu-Trade Acquisition, partially offset by lower capital expenditures in the current year period.

Financing Activities. During the six months ended June 30, 2022, cash provided by financing activities was primarily related to $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition, partially offset by repurchases of common stock and tax payments made in connection with equity award vestings. During the six months ended June 30, 2021, cash used in financing activities was primarily related to $75.0 million of debt repayments, of which $70.0 million were voluntary pre-payments. For information related to our debt and repurchases of common stock, see Note 4 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there have been no changes to our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1 through April 30, 2022	472,006	$12.62	472,006	$189,043
May 1 through May 31, 2022	628,874	10.11	628,874	182,685
June 1 through June 30, 2022	616,031	9.73	616,031	176,691
	1,716,911		1,716,911

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1*	Letter Agreement, dated February 25, 2022, between Cars.com LLC and Angelique Strong Marks
10.2*	Letter Agreement dated March 30, 2022, between Cars.com LLC and Jeanette Tomy
10.3*	Letter Agreement dated April 30, 2022 between Cars.com LLC and James Rogers
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: August 3, 2022	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: August 3, 2022	By:	/s/ Jeanette Tomy
Jeanette Tomy
Chief Financial Officer