Form 10-Q
period 2022-09-30
Cars.com Inc.
filed 2022-11-03
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, the registrant had 66,610,408 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$31,920	$39,069
Accounts receivable, net	106,966	98,893
Prepaid expenses	10,539	7,810
Other current assets	5,093	1,665
Total current assets	154,518	147,437
Property and equipment, net	45,403	43,005
Goodwill	102,477	26,227
Intangible assets, net	726,247	769,424
Investments and other assets, net	21,523	21,112
Total assets	$1,050,168	$1,007,205
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$18,622	$15,420
Accrued compensation	15,727	23,612
Current portion of long-term debt, net	12,829	8,941
Other accrued liabilities	59,051	46,317
Total current liabilities	106,229	94,290
Noncurrent liabilities:
Long-term debt, net	482,740	457,383
Other noncurrent liabilities	84,672	57,512
Total noncurrent liabilities	567,412	514,895
Total liabilities	673,641	609,185
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,850 and 69,170 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	668	692
Additional paid-in capital	1,515,014	1,544,712
Accumulated deficit	(1,138,438)	(1,145,382)
Accumulated other comprehensive loss	(717)	(2,002)
Total stockholders' equity	376,527	398,020
Total liabilities and stockholders' equity	$1,050,168	$1,007,205

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Dealer	$145,395	$139,321	$429,798	$409,145
OEM and National	14,909	15,273	44,227	49,671
Other	4,291	1,959	11,650	6,562
Total revenue	164,595	156,553	485,675	465,378
Operating expenses:
Cost of revenue and operations	28,828	28,928	86,084	84,978
Product and technology	21,425	20,132	65,849	56,326
Marketing and sales	53,615	51,948	165,364	156,468
General and administrative	17,694	17,919	51,465	46,800
Depreciation and amortization	23,134	25,552	70,688	76,530
Total operating expenses	144,696	144,479	439,450	421,102
Operating income	19,899	12,074	46,225	44,276
Nonoperating expense:
Interest expense, net	(8,501)	(9,522)	(26,878)	(29,362)
Other (expense) income, net	(13,387)	19	(13,233)	18
Total nonoperating expense, net	(21,888)	(9,503)	(40,111)	(29,344)
(Loss) income before income taxes	(1,989)	2,571	6,114	14,932
Income tax expense (benefit)	952	140	(830)	1,257
Net (loss) income	$(2,941)	$2,431	$6,944	$13,675
Weighted-average common shares outstanding:
Basic	67,680	69,067	68,775	68,576
Diluted	67,680	70,945	70,023	71,065
(Loss) earnings per share:
Basic	$(0.04)	$0.04	$0.10	$0.20
Diluted	(0.04)	0.03	0.10	0.19

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,941)	$2,431	$6,944	$13,675
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(717)	—	(717)	—
Reclassification of accumulated other comprehensive loss on interest rate swap into Net (loss) income	—	1,202	2,002	3,603
Total other comprehensive (loss) income	(717)	1,202	1,285	3,603
Comprehensive (loss) income	$(3,658)	$3,633	$8,229	$17,278

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	4,340	—	4,340
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Repurchases of common stock	—	—	(338)	(3)	(4,997)	—	—	(5,000)
Shares issued in connection with stock-based compensation plans, net	—	—	971	9	(7,705)	—	—	(7,696)
Stock-based compensation	—	—	—	—	5,221	—	—	5,221
Balance at March 31, 2022	—	—	69,803	698	1,537,231	(1,141,042)	(800)	396,087
Net income	—	—	—	—	—	5,545	—	5,545
Other comprehensive income, net of tax	—	—	—	—	—	—	800	800
Repurchases of common stock	—	—	(1,717)	(17)	(18,292)	—	—	(18,309)
Shares issued in connection with stock-based compensation plans, net	—	—	158	1	857	—	—	858
Stock-based compensation	—	—	—	—	6,407	—	—	6,407
Balance at June 30, 2022	—	—	68,244	682	1,526,203	(1,135,497)	—	391,388
Net loss	—	—	—	—	—	(2,941)	—	(2,941)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(717)	(717)
Repurchases of common stock	—	—	(1,433)	(14)	(16,664)	—	—	(16,678)
Shares issued in connection with stock-based compensation plans, net	—	—	39	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,475	—	—	5,475
Balance at September 30, 2022	—	$—	66,850	$668	$1,515,014	$(1,138,438)	$(717)	$376,527

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,156,173)	$(6,804)	$368,190
Net income	—	—	—	—	—	5,278	—	5,278
Other comprehensive income, net of tax	—	—	—	—	—	—	1,200	1,200
Shares issued in connection with stock-based compensation plans, net	—	—	1,144	11	(5,641)	—	—	(5,630)
Stock-based compensation	—	—	—	—	4,978	—	—	4,978
Balance at March 31, 2021	—	—	68,531	685	1,529,830	(1,150,895)	(5,604)	374,016
Net income	—	—	—	—	—	5,966	—	5,966
Other comprehensive income, net of tax	—	—	—	—	—	—	1,201	1,201
Shares issued in connection with stock-based compensation plans, net	—	—	433	5	(1,424)	—	—	(1,419)
Stock-based compensation	—	—	—	—	5,692	—	—	5,692
Balance at June 30, 2021	—	—	68,964	690	1,534,098	(1,144,929)	(4,403)	385,456
Net income	—	—	—	—	—	2,431	—	2,431
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Shares issued in connection with stock-based compensation plans, net	—	—	61	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	5,486	—	—	5,486
Balance at September 30, 2021	—	$—	69,025	$690	$1,539,583	$(1,142,498)	$(3,201)	$394,574

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$6,944	$13,675
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	11,833	12,193
Amortization of intangible assets	58,855	64,337
Amortization of Accumulated other comprehensive loss on interest rate swap	2,362	4,252
Changes in fair value of contingent consideration	13,360	—
Stock-based compensation	17,103	16,156
Deferred income taxes	676	(659)
Provision for doubtful accounts	1,047	350
Amortization of debt issuance costs	2,440	2,513
Amortization of deferred revenue related to Accu-Trade Acquisition	(3,092)	—
Other, net	279	722
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,532)	(5,933)
Prepaid expenses and other assets	(7,279)	6,911
Accounts payable	2,882	(796)
Accrued compensation	(7,885)	(367)
Other liabilities	(702)	2,872
Net cash provided by operating activities	91,291	116,226
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(64,770)	—
Purchase of property and equipment	(14,399)	(17,879)
Net cash used in investing activities	(79,169)	(17,879)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	45,000	—
Payments of long-term debt	(17,500)	(107,500)
Payments for stock-based compensation plans, net	(6,838)	(7,050)
Repurchases of common stock	(39,933)	—
Payments of debt issuance costs and other fees	—	(9)
Net cash used in financing activities	(19,271)	(114,559)
Net decrease in cash and cash equivalents	(7,149)	(16,212)
Cash and cash equivalents at beginning of period	39,069	67,719
Cash and cash equivalents at end of period	$31,920	$51,507
Supplemental cash flow information:
Cash paid (received) for income taxes	$741	$(8,392)
Cash paid for interest and swap	19,041	22,687

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

In addition to Cars.com™, the Company’s brands include Dealer Inspire®, a website and digital solutions provider enabling dealerships to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ™, digital financing technology and Accu-Trade™, vehicle valuation and appraisal technology. The Company's portfolio of brands also includes Auto.com™, PickupTrucks.com™ and NewCars.com®.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2021 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

Use of Estimates. The preparation of the accompanying Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of Cars.com Inc. and its 100% owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation.

Correction of Certain Amounts Relating to Previously Issued Financial Statements. During the first quarter of 2022, the Company identified a $30.8 million overstatement of the valuation allowance recorded against deferred tax assets that originated in 2020. In addition, the Company adjusted 2020 to reflect an immaterial income tax adjustment related to this same period. The Company has concluded that these items are not material to the previously issued Consolidated Financial Statements and has therefore corrected these prior period amounts as presented in the Consolidated Financial Statements for the nine months ended September 30, 2022. The impact of correcting these items on the related financial statement line items is as follows (in thousands):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Consolidated Balance Sheet
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Deferred tax liability	$31,086	$(31,086)	$—
Total noncurrent liabilities	545,981	(31,086)	514,895
Total liabilities	640,271	(31,086)	609,185

Consolidated Balance Sheet and Statement of Stockholders' Equity
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Accumulated deficit	$(1,176,468)	$31,086	$(1,145,382)
Total stockholders' equity	366,934	31,086	398,020

Consolidated Statement of Stockholders' Equity
	Nine Months Ended September 30, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Accumulated deficit balance at December 31, 2020	$(1,184,187)	$28,014	$(1,156,173)
Total stockholders' equity balance at December 31, 2020	340,176	28,014	368,190
Accumulated deficit balance at March 31, 2021	(1,178,909)	28,014	(1,150,895)
Total stockholders' equity balance at March 31, 2021	346,002	28,014	374,016
Accumulated deficit balance at June 30, 2021	(1,172,943)	28,014	(1,144,929)
Total stockholders' equity balance at June 30, 2021	357,442	28,014	385,456
Accumulated deficit balance at September 30, 2021	(1,170,512)	28,014	(1,142,498)
Total stockholders' equity balance at September 30, 2021	366,560	28,014	394,574

These adjustments had no impact to Net cash provided by operating activities, Net cash used in investing activities or Net cash used in financing activities on the Consolidated Statements of Cash Flows. In addition, these adjustments had no impact to the Consolidated Statements of (Loss) Income and Earnings per share for the three and nine months ended September 30, 2021.

NOTE 2. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products and services	2022	2021	2022	2021
Subscription advertising and digital solutions	$135,433	$131,293	$403,112	$385,472
Display advertising	22,699	20,766	64,607	64,045
Pay per lead	2,381	2,739	6,927	9,779
Other	4,082	1,755	11,029	6,082
Total revenue	$164,595	$156,553	$485,675	$465,378

NOTE 3. Goodwill, Indefinite-lived Intangible Asset and Business Combinations

The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	December 31, 2021	Additions	Foreign Currency Translation	September 30, 2022
Goodwill	$26,227	$76,967	$(717)	$102,477
Indefinite-lived intangible asset	390,020	—	—	390,020

Business Combinations. The below transactions were accounted for as business combinations.

Accu-Trade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively,

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

“Accu-Trade”), which provides dealers with VIN-specific vehicle valuation and appraisal data, instant offer capabilities and logistics technology (the “Accu-Trade Acquisition”).

The Company expensed as incurred total acquisition costs of $2.1 million, of which $1.1 million were recorded during the nine months ended September 30, 2022. These costs were recorded in General and administrative expenses in the Consolidated Statements of (Loss) Income.

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

Preliminary Acquisition-date Fair Value
Cash consideration	$64,770
Other consideration (1)	5,300
Contingent consideration (2)	23,936
Total purchase consideration	$94,006

Assets acquired (3)	$1,595
Identified intangible assets (4)	15,679
Total assets acquired	17,274
Total liabilities assumed (5)	(235)
Net identifiable assets	17,039
Goodwill	76,967
Total purchase consideration	$94,006

(1)
In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The preliminary fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the Accu-Trade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and is being amortized into Other revenue on the Consolidated Statements of (Loss) Income over the one-year contract term. The current period revenue related to the non-cash consideration of $5.3 million is a non-cash reconciling item titled Amortization of deferred revenue related to Accu-Trade Acquisition on the Consolidated Statements of Cash Flows.
(2)
As part of the Accu-Trade Acquisition, the Company may be required to pay additional consideration to the former owners based on achievement of certain financial targets. The Company has the option to pay consideration in cash or stock, which would result in a variable number of shares being issued. The amount to be paid will be determined by the acquired business’ future performance to be attained over a three-year performance period; based on certain tiered performance metrics the maximum amount to be paid is $63.0 million, with additional upside for performance that exceeds the tiered performance metrics. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation based on the following significant inputs: volatility, discount rate and projected financial information. This amount represents the estimated fair value at the time of the acquisition. During the nine months ended September 30, 2022, the Company recorded a remeasurement to the fair value of contingent consideration for Accu-Trade within the Other (expense) income, net line on the Consolidated Statements of (Loss) Income. For more information on the fair value of the Accu-Trade contingent consideration, see Note 4 (Fair Value Measurements).
(3)
Assets acquired primarily consist of accounts receivable.
(4)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

CreditIQ Acquisition. On November 5, 2021, the Company acquired all of the outstanding stock of CreditIQ, Inc. (the “CIQ Acquisition”), an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, the Company will provide dealers and car shoppers with access to advanced digital financing technology across the CARS platform.

The Company expensed as incurred total acquisition costs of $1.4 million, of which $0.2 million were recorded during the nine months ended September 30, 2022. These costs were recorded in General and administrative in the Consolidated Statements of (Loss) Income. In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash-settled for a total of $9.6 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition in November 2021 as compensation expense in the Company’s Consolidated Statements of (Loss) Income.

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

(2)
As part of the CIQ Acquisition, the Company may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period with a mutually agreed-upon option for a fourth year. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation or a scenario-based method based on the following significant inputs: volatility, discount rate and projected financial information. This amount represents the estimated fair value at the time of the acquisition. During the nine months ended September 30, 2022, the Company recorded a remeasurement to the fair value of contingent consideration for CreditIQ within the Other (expense) income, net line on the Consolidated Statements of (Loss) Income. For more information on the fair value of the CreditIQ contingent consideration, see Note 4 (Fair Value Measurements).

(3)
In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash-settled. The fair value of these awards was $9.6 million and was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition in November 2021 as compensation expense in General and administrative expense on the Company’s Consolidated Statements of (Loss) Income.

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

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of September 30, 2022	Level 1	Level 2	Level 3
Contingent consideration	$61,100	$—	$—	$61,100
Total	$61,100	$—	$—	$61,100

		Fair value measurement at reporting date
	Total as of December 31, 2021	Level 1	Level 2	Level 3
Contingent consideration	$23,805	$—	$—	$23,805
Total	$23,805	$—	$—	$23,805

The rollforward of the Level 3 contingent consideration from December 31, 2021 is as follows (in thousands):

	As of December 31, 2021	Addition Related to Accu-Trade Acquisition	Fair Value Adjustment (1)	As of September 30, 2022
Contingent consideration	$23,805	$23,936	$13,359	$61,100

(1)
Fair value adjustments on contingent considerations are reflected within the Other (expense) income, net line on the Consolidated Statements of (Loss) Income.

For more information relating to contingent consideration, see Note 3 (Goodwill, Indefinite-lived Intangible Asset and Business Combinations).

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 5. Debt

As of September 30, 2022, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of September 30, 2022, the outstanding principal amount under the Term Loan was $70.0 million and the interest rate in effect was 5.7%. During the nine months ended September 30, 2022, the Company made $7.5 million in Term Loan payments.

Revolving Loan. As of September 30, 2022, the outstanding borrowings under the Revolving Loan were $35.0 million and the interest rate in effect was 5.1%. As of September 30, 2022, $195.0 million was available to borrow under the Revolving Loan. During the nine months ended September 30, 2022, the Company paid down $10.0 million on the Revolving Loan. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.6x and 5.7x as of September 30, 2022, respectively.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022	December 31, 2021
Fair value	$439.0	$502.7
Carrying value	505.0	477.5

NOTE 6. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan and Revolving Loan prior to the October 2020 refinancing, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company was locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was recorded in Accumulated other comprehensive loss at that time was amortized into Interest expense, net in the Consolidated Statements of (Loss) Income ratably over the remaining term of the Swap.

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which was recorded in Other accrued liabilities on the Consolidated Balance Sheets. During the nine months ended September 30, 2022 and 2021, $2.4 million and $4.3 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the nine months ended September 30, 2022, the Company made payments of $3.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of (Loss) Income.

NOTE 7. Commitments and Contingencies

From time to time, the Company and its subsidiaries are parties in legal and administrative proceedings involving matters incidental to its business. These matters, whether pending, threatened or unasserted, if decided adversely to the Company or settled, may result in liabilities material to its financial position, results of operations or cash flows. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount.

NOTE 8. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The Company funds the share repurchase program principally with cash from operations. During the nine months ended September 30, 2022, the Company repurchased and subsequently retired 3.5 million shares for $40.0 million at an average price paid per share of $11.47.

NOTE 9. Stock-Based Compensation

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company’s common stock price on the date of grant. RSU activity for the nine months ended September 30, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,683	$10.95
Granted	2,290	14.34
Vested and delivered	(1,572)	10.63
Forfeited	(783)	12.66
Outstanding as of September 30, 2022 (1)	3,618	12.86

(1)
Includes 63 RSUs that were vested, but not yet delivered.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting at the end of the respective performance period. PSU activity for the nine months ended September 30, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	142	$23.98
Granted	275	15.07
Vested and delivered	(142)	23.98
Forfeited	(59)	15.07
Outstanding as of September 30, 2022	216	15.07

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	804	$5.27	8.58	$5,754
Granted	263	9.39
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of September 30, 2022	1,067	6.28	8.23	3,131
Exercisable as of September 30, 2022	—	—	—	—

The fair value of the stock options granted during the nine months ended September 30, 2022 and September 30, 2021 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

	2022	2021
Risk-free interest rate	2.21%	1.15%
Weighted-average volatility	65.22%	69.00%
Dividend yield	0%	0%
Expected years until exercise	6.5	6.5

NOTE 10. Earnings Per Share

Basic earnings per share is calculated by dividing Net (loss) income by the weighted-average number of shares of the Company's common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive effect. The computation of Earnings per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,941)	$2,431	$6,944	$13,675
Basic weighted-average common shares outstanding	67,680	69,067	68,775	68,576
Effect of dilutive stock-based compensation awards (1)	—	1,878	1,248	2,489
Diluted weighted-average common shares outstanding	67,680	70,945	70,023	71,065
(Loss) earnings per share, basic	$(0.04)	$0.04	$0.10	$0.20
(Loss) earnings per share, diluted	(0.04)	0.03	0.10	0.19

(1)
There were 3,581 and 1,369 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2022 and September 30, 2021, respectively, and 2,027 and 1,376 potential common shares excluded from diluted weighted-average common shares outstanding for the nine months ended September 30, 2022 and September 30, 2021, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 11. Income Taxes

Deferred Tax Asset and Valuation Allowance. The Company has concluded a valuation allowance is required against its deferred tax assets as of September 30, 2022. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was sufficient significant negative evidence to require a valuation allowance. Therefore, the Company has recorded a valuation allowance to reduce its deferred tax assets as of September 30, 2022 to the amount that is more likely than not to be realized in future periods. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of (Loss) income before income tax, was (13.6)% for the nine months ended September 30, 2022, which varied from the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on stock-based compensation and the impact of uncertain tax positions.

(In thousands, except percentages)	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Income tax provision at statutory rate	$(417)	21.0%	$1,284	21.0%
State income taxes, net of federal income tax benefit	523	(26.3)	1,069	17.5
Stock-based compensation	29	(1.5)	(1,182)	(19.3)
Uncertain tax positions	52	(2.6)	(963)	(15.8)
Valuation allowance	2,482	(124.8)	35	0.6
Other, net	(1,717)	86.3	(1,073)	(17.6)
Income tax expense (benefit)	$952	(47.9)%	$(830)	(13.6)%

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. As a result, our actual financial results, performance, achievements, strategic actions, or prospects may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections, and assumptions, based on our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, the prolonged effects of the COVID-19 pandemic, global supply chain shortages, rising fuel prices and other factors we think are appropriate. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management based on our knowledge and understanding of the business and industry, including the supply chain, are inherently uncertain. These statements are expressed in good faith and we believe these judgments are reasonable; however, you should understand that these statements are not guarantees of strategic action, performance or results. Our actual results and strategic actions could differ materially from those expressed in the forward-looking statements. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Whether or not any such forward-looking statement is in fact achieved will depend on future events, some of which are beyond our control.

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

For a detailed discussion of many of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022, our Current Reports on Form 8-K and our other filings filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements in this report to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

In addition to Cars.com™, our brands include Dealer Inspire®, a website and digital solutions provider enabling dealerships to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ™, digital financing technology and Accu-Trade™, vehicle valuation and appraisal technology. Our portfolio of brands also includes Auto.com™, PickupTrucks.com™ and NewCars.com®.

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$164,595	$156,553	$485,675	$465,378
Net (loss) income	(2,941)	2,431	6,944	13,675

2022 Highlights and Trends

Accu-Trade Acquisition. In March 2022, we acquired certain assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a MADE Logistics (collectively, “Accu-Trade”), which includes real-time, VIN-specific vehicle appraisal and valuation data, instant guaranteed offer capabilities and logistics technology (the “Accu-Trade Acquisition”). Consideration for the transaction was composed of $64.8 million of cash and $5.3 million in other consideration. As part of the transaction, upon achievement of certain financial targets, we may be required to pay additional cash and stock consideration to the former owners.

CreditIQ Acquisition. In November 2021, we acquired all the outstanding stock of CreditIQ, Inc. (the "CIQ Acquisition"), an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, we provide dealers and consumers with access to advanced digital financing technology across the CARS platform. Using cash on hand, we paid $30.0 million at the closing excluding transaction fees and expenses. As part of the transaction, we may be required to pay additional cash consideration of up to $50.0 million based on future performance over a three-year period with a mutually agreed upon option for a fourth year.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We will fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2022, we repurchased and subsequently retired 3.5 million shares for $40.0 million at an average price paid per share of $11.47.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. The most critical of these key metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Traffic	150,449	142,418	6%	446,949	457,460	(2)%
Average Monthly Unique Visitors	27,309	24,341	12%	26,983	25,563	6%

	September 30, 2022	September 30, 2021	% Change	June 30, 2022	QoQ % Change
Dealer Customers	19,585	19,029	3%	19,517	0%
Monthly Average Revenue Per Dealer	$2,334	$2,332	0%	$2,326	0%

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

The increase in traffic for the three months ended September 30, 2022 was primarily driven by efficiencies in performance media and optimization of our user acquisition strategy.

The decline in traffic for the nine months ended September 30, 2022 was primarily due to elevated traffic in the prior year period related to an increase in consumer confidence and heightened consumer demand from the federal economic stimulus program that ran during the first half of 2021, and a decrease in mobile app and SEO traffic following our technology transformation. This was partially offset by efficiencies gained and user acquisition strategy shifts in 2022.

Average Monthly Unique Visitors (“UVs”). Growth in unique visitors and consumer traffic to our network of websites and mobile apps increases the number of impressions, clicks, leads and other events we can monetize to generate revenue. We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. UVs do not include UVs associated with Dealer Inspire hosted websites. We measure UVs using Adobe Analytics.

The growth in UVs for the three months ended September 30, 2022 was primarily driven by efficiencies in performance media and optimization of our user acquisition strategy.

The growth in UVs for the nine months ended September 30, 2022 as compared to the decline in Traffic can be attributed to changes in our Traffic mix and the continued lower vehicle inventory levels, which we believe are resulting in users purchasing cars with fewer visits. In addition, browser and data privacy policies may make it more difficult to resolve users across sessions. This growth was partially offset by a decrease in SEO and mobile app traffic.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Beginning June 30, 2022, this key operating metric includes Accu-Trade; however, no prior period has been recast as it would be impracticable to do so.

Dealer Customers increased 3% from September 30, 2021, driven by sustained high retention rates, new sales to Dealer Customers, as well as the inclusion of Accu-Trade only dealers. Dealer Customers slightly increased by 68 from June 30, 2022.

Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning with the three months ended June 30, 2022, Accu-Trade is included in our ARPD metric, which had an immaterial impact on ARPD; however, no prior period has been recast as it would be impracticable to do so.

For the three months ended September 30, 2022, ARPD was essentially flat compared to the three months ended September 30, 2021 and for the three months ended June 30, 2022.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including inventory supply and supply-chain disruptions, which continue to be under pressure due to key material and labor shortages, and changes related to automotive advertising as well as other macroeconomic factors including inflation, rising interest rates and a potential recession. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to evolve our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our strong brand portfolio, growing high-quality audience, and suite of specialized digital solutions for advertisers and sales and service teams will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our dealer customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include digital financing, vehicle appraisal, virtual showrooms and digital advertising products targeting in-market buyers. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

The prolonged effects of the COVID-19 pandemic continue to be unknown and depend on factors outside of our control. However, we believe our marketplace, advertising and digital solutions remain critical in helping our customers navigate a new way of shopping as a result of the pandemic. We also believe our solutions will continue to be important tools for our customers in the future and, in particular, may help mitigate potential future impacts of the pandemic.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Dealer	$145,395	$139,321	$6,074	4%
OEM and National	14,909	15,273	(364)	(2)%
Other	4,291	1,959	2,332	119%
Total revenue	164,595	156,553	8,042	5%
Operating expenses:
Cost of revenue and operations	28,828	28,928	(100)	0%
Product and technology	21,425	20,132	1,293	6%
Marketing and sales	53,615	51,948	1,667	3%
General and administrative	17,694	17,919	(225)	(1)%
Depreciation and amortization	23,134	25,552	(2,418)	(9)%
Total operating expenses	144,696	144,479	217	0%
Operating income	19,899	12,074	7,825	65%
Nonoperating expense:
Interest expense, net	(8,501)	(9,522)	1,021	(11)%
Other (expense) income, net	(13,387)	19	(13,406)	***%
Total nonoperating expense, net	(21,888)	(9,503)	(12,385)	***%
(Loss) income before income taxes	(1,989)	2,571	(4,560)	***%
Income tax expense	952	140	812	***%
Net (loss) income	$(2,941)	$2,431	$(5,372)	***%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace and digital solutions sold to dealer customers, which includes Accu-Trade revenue except for the Accu-Trade license included in Other revenue. Dealer revenue is our largest revenue stream, representing 88%

and 89% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Dealer revenue increased $6.1 million or 4% compared to the three months ended September 30, 2021, driven primarily by a 3% increase in Dealer Customers from September 30, 2021.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 9% and 10% of total revenue for the three months ended September 30, 2022 and 2021, respectively. OEM and National revenue decreased 2%, primarily due to pullbacks in certain OEM spending associated with production delays and shortages, both driven by supply-chain disruptions.

Other revenue. Other revenue consists of revenue related to the Accu-Trade license agreement and vehicle listing data sold to third parties and pay-per lead and peer-to-peer vehicle advertising. Other revenue represents 3% and 1% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Other revenue increased $2.3 million or 119%, primarily due to the Accu-Trade license agreement. For more information, see Note 3 (Goodwill, Indefinite-Lived Intangible Asset, and Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, pay-per-lead products, product fulfillment and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18% of total revenue for the three months ended September 30, 2022 and 2021. Cost of revenue and operations expense was essentially flat.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting costs, hardware and software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 13% of total revenue for the three months ended September 30, 2022 and 2021. Product and technology expense increased, primarily due to incremental costs related to Accu-Trade and CreditIQ and higher compensation, including stock-based compensation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display and video advertising and creative production, market research, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 33% of total revenue for the three months ended September 30, 2022 and 2021. Marketing and sales expense increased, primarily due to higher compensation, partially offset by reduced spend related to traffic generation.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets. General and administrative expense represents 11% of total revenue for the three months ended September 30, 2022 and 2021. General and administrative expense was essentially flat, down 1% from the prior year.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $1.0 million compared to the prior year period due to the maturity of the interest rate swap and a reduction in total indebtedness, partially offset by slightly higher interest rates in 2022. For information related to our debt, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see Note 3 (Goodwill, Indefinite-lived Intangible Asset and Business Combinations) and Note 4 (Fair Value Measurements).

Income tax expense. The effective income tax rate, expressed by calculating the Income tax expense as a percentage of (Loss) income before income taxes, was (47.9)% for the three months ended September 30, 2022, and the Income tax expense was $1.0 million. The effective income tax rate was different from the statutory federal income tax rate of 21%, primarily due to the change in the valuation allowance and an aggregate of other individually insignificant items.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Dealer	$429,798	$409,145	$20,653	5%
OEM and National	44,227	49,671	(5,444)	(11)%
Other	11,650	6,562	5,088	78%
Total revenue	485,675	465,378	20,297	4%
Operating expenses:
Cost of revenue and operations	86,084	84,978	1,106	1%
Product and technology	65,849	56,326	9,523	17%
Marketing and sales	165,364	156,468	8,896	6%
General and administrative	51,465	46,800	4,665	10%
Depreciation and amortization	70,688	76,530	(5,842)	(8)%
Total operating expenses	439,450	421,102	18,348	4%
Operating income	46,225	44,276	1,949	4%
Nonoperating expense:
Interest expense, net	(26,878)	(29,362)	2,484	(8)%
Other (expense) income, net	(13,233)	18	(13,251)	***
Total nonoperating expense, net	(40,111)	(29,344)	(10,767)	37%
Income before income taxes	6,114	14,932	(8,818)	(59)%
Income tax (benefit) expense	(830)	1,257	(2,087)	***
Net income	$6,944	$13,675	$(6,731)	(49)%

*** Not meaningful

Dealer revenue. Dealer revenue is our largest revenue stream, representing 88% of total revenue for the nine months ended September 30, 2022 and 2021. Dealer revenue increased $20.7 million or 5% compared to the nine months ended September 30, 2021, driven by a 3% increase in Dealer Customers from September 30, 2021.

OEM and National revenue. OEM and National revenue represents 9% and 11% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. OEM and National revenue decreased 11%, primarily due to pullbacks in certain OEM spending associated with continued production delays and shortages, both driven by supply-chain disruptions.

Other revenue. Other revenue represents 3% and 1% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Other revenue increased $5.1 million or 78%, primarily due to the Accu-Trade license agreement. For more information, see Note 3 (Goodwill, Indefinite-Lived Intangible Asset, and Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense represents 18% of total revenue for the nine months ended September 30, 2022 and 2021. Cost of revenue and operations expense increased, primarily due to higher compensation costs, partially offset by lower third-party costs associated with certain products.

Product and technology. Product and technology expense represents 14% and 12% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Product and technology expense increased, primarily due to higher compensation and consulting costs, including costs associated with the Accu-Trade and CreditIQ Acquisitions, as well as higher licensing and other technology costs.

Marketing and sales. Marketing and sales expense represents 34% of total revenue for the nine months ended September 30, 2022 and 2021. Marketing and sales expense increased, primarily due to continued investment in marketing in 2022, including a return to in-person industry events that had been curtailed due to the pandemic, as well as higher compensation costs.

General and administrative. General and administrative expense represents 11% and 10% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. General and administrative expense increased, primarily due to professional fees and transaction-related costs related to the Accu-Trade Acquisition, as well as higher compensation costs, including stock-based compensation.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $2.5 million compared to the prior year period due to the maturity of the interest rate swap and a reduction in total indebtedness, partially offset by slightly higher interest rates in 2022. For information related to our debt, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see Note 3 (Goodwill, Indefinite-lived Intangible Asset and Business Combinations) and Note 4 (Fair Value Measurements).

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the Income tax (benefit) expense as a percentage of (Loss) Income before income taxes, was (13.6)% for the nine months ended September 30, 2022, and the Income tax benefit was $0.8 million. The effective income tax rate was lower than the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on stock-based compensation and the impact of uncertain tax positions.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our business needs, including those for investments, debt service, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other factors, many of which are beyond our direct control.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of September 30, 2022, Cash and cash equivalents were $31.9 million and including our undrawn Revolving Loan, our total liquidity was $226.9 million.

Indebtedness. As of September 30, 2022, the outstanding aggregate principal amount of our debt was $505.0 million, with an interest rate of 6.2%, including $70.0 million of outstanding principal under our Term Loan, with an interest rate of 5.7%, $35.0 million of outstanding borrowings on our Revolving Loan, with an interest rate of 5.1% and outstanding Senior Unsecured Notes of $400.0 million, with an interest rate of 6.375%. During the nine months ended September 30, 2022, we made $7.5 million in mandatory Term Loan payments. During the nine months ended September 30, 2022 we borrowed $45.0 million on our Revolving Loan and repaid $10.0 million. As of September 30, 2022, we had $195.0 million available to borrow under our Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.6x and 5.7x as of September 30, 2022, respectively.

Contingent Consideration. The fair value as of September 30, 2022 for the contingent consideration related to the CreditIQ and Accu-Trade acquisitions was $61.1 million. Within the next twelve months, we expect to pay $10.0 million of the potential contingent consideration amounts discussed below.

As part of the Accu-Trade Acquisition, we may be required to pay additional consideration to the former owners based on achievement of certain financial targets. For the Accu-Trade contingent consideration we have the option to pay consideration in cash or stock, which may result in a variable number of shares being issued. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period.

As part of the CreditIQ Acquisition, we may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period with a mutually agreed-upon option for a fourth year. For information related to the contingent consideration, see Note 3 (Goodwill, Indefinite-lived Intangible Asset and Business Combinations) and Note 4 (Fair Value Measurements).

Cash Flows. Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$91,291	$116,226	$(24,935)
Investing activities	(79,169)	(17,879)	(61,290)
Financing activities	(19,271)	(114,559)	95,288
Net change in cash and cash equivalents	$(7,149)	$(16,212)	$9,063

Operating Activities. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities, including fluctuations in working capital during the nine months ended September 30, 2022 in addition to the receipt of a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act during the nine months ended September 30, 2021.

Investing Activities. The increase in cash used in investing activities was primarily related to the Accu-Trade Acquisition in 2022, partially offset by lower capital expenditures in the current year period.

Financing Activities. During the nine months ended September 30, 2022, cash used in financing activities was primarily related to repurchases of common stock and payments on our Term Loan and Revolving Loan, partially offset by $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition. During the nine months ended September 30, 2021, cash used in financing activities was primarily related to $107.5 million of debt repayments, of which $100.0 million were voluntary pre-payments. For information related to our debt and repurchases of common stock, see Note 5 (Debt) and Note 8 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there have been no changes to our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1 through July 31, 2022	479,836	$10.41	479,836	$171,697
August 1 through August 31, 2022	432,819	13.09	432,819	166,033
September 1 through September 30, 2022	519,995	11.58	519,995	160,012
	1,432,650		1,432,650

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
10.1**	Letter Agreement, dated September 7, 2022, between Cars.com LLC and Sonia Jain (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 4, 2022, File No. 001-37869).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 3, 2022	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer