Form 10-K
period 2022-12-31
Cars.com Inc.
filed 2023-02-23
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $643,540,920 based on the closing sale price of common stock on such date of $9.43 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2023 was 66,153,878.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on or about June 7, 2023, are incorporated by reference into Part III of this Report.

i

PART I

Note About Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, continuing developments regarding the COVID-19 pandemic, global supply chain shortages, fluctuating fuel prices, rising interest rates, inflation and other factors we think are appropriate. Such forward-looking statements are based on estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. For a detailed discussion of many of these and other risks and uncertainties, see Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. All forward-looking statements contained in this report are qualified by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 1. Business. Cars.com Inc., a Delaware corporation, and its consolidated subsidiaries are referred to here as “CARS,” the “Company,” “our,” “us” or “we,” unless the context indicates otherwise. CARS conducts all of its operations through its wholly owned subsidiaries.

Overview. We are a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. We empower shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, we enable dealers and automotive manufacturers (“OEMs”), with innovative technical solutions and data-driven intelligence, to better reach and influence ready-to-buy shoppers, acquire vehicles, provide financing tools with instant online loan screening and approvals, increase inventory turn, improve operating efficiency and gain market share.

In addition to Cars.com™, our brands include Dealer Inspire®, a website and digital solutions provider enabling dealers to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ®, a digital financing technology and Accu-Trade™, a vehicle valuation and appraisal technology. Our portfolio of brands also includes NewCars.com®.

Our Business

Attracting ready-to-buy car shoppers to our marketplace is crucial to meeting the needs of our customers. Driven by the strength of the Cars.com brand name and our extensive trusted editorial content, during 2022, we attracted over an average of 26 million monthly unique visitors, the majority coming to us organically. Approximately 85% of consumers who visit Cars.com intend to purchase a vehicle within the next six months, and we believe Cars.com has the category’s strongest site engagement according to a recent Cars.com survey.

Our marketplace is core to our business, and we have built on this strength to increase our value to customers by providing additional digital solutions and technology. Cars.com is a leading automotive marketplace, through in-house innovations and targeted acquisitions we now provide a full suite of integrated platform capabilities.

For Customers. Our primary customers are car dealers, OEMs, other national advertisers and lenders. For the year ended December 31, 2022, 89% of our revenue was generated from dealers, 9% related to OEMs and other national advertisers and 2% was generated from other customers.

•
Dealer Customers. As of December 31, 2022, we had 19,506 dealer customers across all 50 states, including franchise dealers and independent dealers, with both digital and brick-and-mortar stores. The vast majority of our dealer customers utilize our marketplace subscription products.

•
OEMs. As of December 31, 2022, we served nearly all OEMs selling vehicles in the United States.

For Shoppers. Buying a car is one of life’s most significant and researched decisions. According to Cars.com’s Q4 2022 Consumer Metrics Study, 41% of shoppers are extending their purchase timelines to find the right vehicle at the right price. Numerous product options with opaque, yet negotiable prices, and gaps in the online-to-offline shopping experience add complexity to an already overwhelming decision-making process. Shoppers want a streamlined, simplified automotive retail experience. CARS helps car shoppers cut through the clutter and support shoppers with tools designed to alleviate friction from search to signature. Dealers and OEMs value our marketplace for the chance to connect with our high-intent and engaged, in-market audience, and to improve their marketing and operational efficiency with our suite of solutions.

Our marketplace functions as a definitive resource for car buyers. We are known for our scale and depth with over 2.5 million vehicle listings and over 12 million consumer reviews as of December 31, 2022, as well as our expert editorial reviews and significant news and research publications that help shoppers along their purchase journey. Our consumer experience is focused on reducing friction, improving speed and delivering powerful results through several pricing, comparison, research and communication tools that empower buyers. We also provide shoppers with solutions ranging from instant vehicle financing to vehicle appraisals that include instant cash offers.

For Sellers. We offer local dealers, OEMs, dealer groups and auto-adjacent companies a variety of digital advertising products and solutions. We generate revenue primarily through the sale of our marketplace subscription products to dealer customers which provide access to our monthly audience of 26 million high-quality, in-market car shoppers. We complement our marketplace products with digital solutions and media offerings, which have become a key area of growth and are critical to our platform strategy. Through our acquisitions of CreditIQ and Accu-Trade, we now are able to provide dealers with advanced digital financing technology, as well as vehicle valuation and appraisal technology.

History. Cars.com was established in 1998 as part of a joint venture formed by a number of leading newspaper and broadcast companies that realized their classified advertising businesses were being eroded as advertising began to move to the Internet. In 2014, one of the joint venturers, Gannett Co., Inc. (“Gannett”) acquired the interests of the other joint venturers, and we became a wholly owned subsidiary of Gannett. On May 31, 2017, Gannett, which had changed its name to TEGNA Inc. (“TEGNA”), effected a spin-off of Cars.com along with the DealerRater business that it had acquired in 2016 (the “Spin”), creating Cars.com Inc. and distributed 100% of our common stock to TEGNA’s shareholders. On June 1, 2017, our common stock began trading on the NYSE under the ticker symbol “CARS”. In February 2018, we acquired the stock of privately held Dealer Inspire Inc., which provides website and other technology solutions, and substantially all the assets of Launch Digital Marketing LLC, which provided the digital marketing services now offered by Dealer Inspire. In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. In March 2022, we acquired certain assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a MADE Logistics (collectively, “Accu-Trade”), which includes real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities and logistics technology. By investing in technology, organically and through acquisitions like CreditIQ and Accu-Trade, we strive to provide the best end-to-end car shopping experience for both buyers and sellers.

Industry Dynamics. CARS operates in the large and growing automotive advertising and technology solutions market. Prior to the COVID-19 pandemic and the subsequent and sustained vehicle inventory shortages, dealers were experiencing margin compression, decreased OEM support and growing consumer expectations around service and support. However in 2022, limited inventory of new vehicles coupled with strong consumer demand has supported higher dealer profit margins for both new and used vehicles. It has also brought higher consumer expectations on what portion of the purchase journey they can complete prior to visiting the dealership. As a result, dealers are investing more in their websites and technology solutions, embracing technology solutions that help drive operational efficiency, and supporting shoppers in their preferred channels (i.e., online, offline or both). Those dealers that invest in and leverage technology are building a sustainable margin advantage. We believe we are the first truly integrated marketplace and solutions provider in the market today, and that we are well-positioned to support dealers with our comprehensive, multi-faceted, sales-oriented suite of tools and solutions.

Products. Our core products for sellers include:

Marketplace products.

•
Marketplace subscription advertising. We sell marketplace subscription advertising packages to dealer customers, which allow them to showcase their available new and used vehicle inventory to our extensive audience of in-market car shoppers. We also offer our customers several add-on digital solutions and media products. Our marketplace subscription packages are our largest product by revenue and number of subscribing dealers. In addition, OEMs leverage marketplace listings for their certified pre-owned listings.

Digital Solutions.

•
Website creation and platform hosting. Our Dealer Inspire website hosting and related solutions make automotive retail faster, easier and smarter from search to signature. Built on a customizable platform and designed with user behavior data, our websites are set apart by the advanced technologies that drive modern consumers toward purchase decisions. Website hosting is a product with high retention rates, supporting the reliability and stability of our revenue, and also diversifying our revenue streams.

•
Digital retailing solutions. Our digital retailing product suite is focused on bringing omnichannel commerce to the automotive industry at scale by simplifying the online to in-store process for dealers and buyers. Our Conversations product turns chats into customers by leveraging AI technology, live video chat capabilities and 24/7 managed chat support to instantly respond to all incoming messages. Conversations is built to connect today’s car buyers with sellers — wherever, whenever and however they want to shop. Our Online Shopper solution enables e-commerce transactions for dealers. The “Garage” feature allows shoppers to save vehicles, customize and compare side-by-side. This feature also allows shoppers to add finance and insurance products and aftermarket accessories, and to checkout, for delivery or pick-up in just three easy steps. Our CreditIQ solution enables shoppers to digitally secure instant vehicle financing. Dealers are empowered with the ability to utilize the lenders of their choice at no cost to the dealer. Participating lenders on the CreditIQ platform pay a fixed fee per funded loan.

•
Review and reputation management. Through DealerRater, we are one of the leading dealer review platforms in the industry, with more than 12 million consumer reviews integrated on the CARS platform. Our reputation management solutions enable dealers to build, measure, monitor and manage their review programs to drive more leads that close faster. DealerRater reviews are syndicated across a variety of platforms (including Cars.com), reaching on average more than 26 million consumers, digitally, each month.

•
Vehicle acquisition and valuation. Our Accu-Trade platform provides dealers with vehicle valuation and appraisal technology and connects consumers to the best buyer for their vehicle. Through this appraisal solution, dealers are able to efficiently identify, find and procure the exact vehicles they want for their lot. As part of this first-of-its-kind solution, Accu-Trade includes an appraisal device that generates a VIN-specific valuation and quickly delivers a tailored, consumer-facing condition report. Powered by wholesale and retail data sources, Accu-Trade guides dealers to understand and quickly act on the most profitable decision for each VIN, such as listing at the right price for retail in the dealer's market, sending to auction, selling directly to a nearby dealer, or liquidating with our offer guarantee. Additionally, through Accu-Trade, we provide technology that gives consumers instant and transparent cash offers for their exact VINs via our dealer websites, as well as Cars.com.

Media.

•
Display advertising. Our display advertising products help dealers and OEMs extend their reach and efficiently access our large audience of in-market car shoppers. The geographically targeted advertising served on our Cars.com website and mobile app enables our customers to increase brand awareness and promote inventory.

•
In-market video. Launched in 2020, FUEL provides OEMs and dealers with the opportunity to reach Cars.com’s in-market car shopping audience of over 26 million average monthly shoppers on their screen of choice via social media platforms, streaming apps and connected TV. FUEL leverages Cars.com’s high-quality, in-market audience data to pinpoint serious ready-to-buy shoppers. This targeted approach drives high advertising efficiency for FUEL, which compares favorably to the high-cost broadcast television solutions that dealers and OEMs have historically relied on.

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

•
Digital advertising services. To maximize a dealer’s return on investment, the dealer's marketing and advertising campaigns need to seamlessly connect with the website experience to convert traffic into paying customers. We offer programs that manage dealer search engine optimization, as well as paid media spend beyond the Cars.com platform. Our data analytics and insights ensure dealers’ investments are deployed in the most efficient manner possible.

Our strengths and competitive advantages. Our vision is to become the largest digital automotive platform powering innovative digital and media solutions to create frictionless shopping experiences for shoppers and sellers. We are pursuing a product first growth strategy to cement our position as the destination for car shoppers and sellers. We believe our success is driven by our industry leading brand, high quality audience, differentiated technology solutions and customer centricity, which delivers sustainable revenue growth and cash flow from operations.

A powerful family of brands delivering integrated digital and media solutions that enable our platform strategy. Our family of brands includes a suite of integrated digital and media solutions that define our platform strategy. Our solutions seamlessly connect buyers and sellers wherever they are in their vehicle shopping journey. Our platform helps sellers expand their consumer influence and engagement across the entire purchasing journey, ultimately increasing sales, creating operational efficiencies and improving profitability.

Cars.com, our flagship brand, is synonymous with car shopping. Among our core competitors selling new and used vehicles, we rank No. 1 in brand awareness according to Qualtrics, a customer insights platform. We are a trusted and reliable partner for both car shoppers and sellers. Among automotive marketplaces, we believe we are a first mover in successfully extending our focus to automotive solutions.

In addition to Cars.com, our robust portfolio of solutions is an important component of our strategy and a key differentiator relative to our competitors; it includes the following customer facing brands:

•
Dealer Inspire. A recognized leader in digital (websites, online retailing) and advertising solutions that is endorsed by nearly all OEMs selling cars in the United States.

•
DealerRater. A ratings and reviews tool that creates connections between shoppers and salespeople prior to shoppers even stepping on the lot.

•
FUEL. FUEL offers dealers and OEMs targeted digital video and advertising solutions that leverage our high quality audience data to reach in-market shoppers.

•
Accu-Trade. Accu-Trade provides instant, VIN-specific appraisal solutions improving transparency for consumers and increasing accuracy and efficiency for dealers.

•
CreditIQ. CreditIQ enables shoppers to secure instant vehicle financing online and provides dealers with higher quality leads with efficiencies including reduced time to close.

A high-quality audience, at scale, enables our industry-leading platform. We have made strategic investments in technology and marketing to deliver what we believe is the industry’s most qualified car shopping audience. Our audience not only powers our marketplace advertising packages, it also drives our integrated platform strategy. It is key to our ability to efficiently grow and scale our media solutions that allow customers to target in-market shoppers and strengthens our digital solutions.

In 2022, we had 26 million average monthly unique visitors that visited our marketplace nearly 600 million times. We generate the majority of our traffic organically. Our organic strength is driven by our high-quality content, which includes editorial and consumer reviews, trust that comes from our years in the market, and suite of easy to use consumer facing tools like Best Match. Over the past 20 years, we have made more than half a billion connections between car shoppers and sellers.

According to a recent CARS survey, approximately 85% of our audience is in-market to buy a car, compared to a fraction of the general population. The average time to purchase a car is approximately two months, while approximately 50% of our audience plans to buy within 30 days.

Resilient business model with an attractive cash flow financial profile and strong balance sheet. We generate nearly 90% of our revenue via subscription, creating a dependable recurring revenue stream across our diversified mix of marketplace subscription advertising packages, digital solutions, and media. Customer concentration is also limited and we generate an average monthly revenue of $2,329 from each of our nearly 20,000 dealers per month.

Our asset-light business model drives significant net operating cash flow, in excess of $125.0 million in each of the last three years, resulting in substantial liquidity and financial flexibility, which enables us to invest in innovation, pursue strategic growth opportunities and maintain a healthy balance sheet with modest leverage.

Strong, experienced management team. Our management team has deep marketplace and industry knowledge and a demonstrated track record of delivering results. The team also brings unique experience driving innovation and digital transformation and unlocking value for customers while modernizing established industries.

Business Strategy. Our vision is to become the largest digital automotive platform powering innovative digital and media solutions to create frictionless shopping experiences for buyers and sellers. We are pursuing a product-first growth strategy to cement our position as the destination for car shoppers and sellers. Our success is driven by our industry leading brand, high quality audience, differentiated technology solutions and customer centricity, which we believe will deliver sustainable high growth revenue, earnings, and cash flow.

Our Long-Term Growth Strategy. Our strategy is to continue to invest in our key strengths:

•
Grow our network of dealer customers. We have a significant opportunity to grow our base of dealer customers. While we have a substantial dealer customer base of nearly 20,000, there are approximately 40,000 dealerships nationwide, providing us with ample room for growth.
•
Expand our relationship with dealer customers. We operate in the large and growing automotive advertising and technology solutions market. Dealers are investing more in media and digital solutions, including their websites, to drive operational efficiencies and to meet consumers’ preference to complete more of the car buying transaction online. We believe there is a sizable opportunity to cross-sell our existing suite of products and new products, like Accu-Trade, and continue to grow our monthly average revenue per dealer.
•
Increase shopper engagement. We have made strategic investments in our platform technology and consumer marketing to deliver what we believe is the industry’s most qualified car shopping audience. Our new solutions are increasing consumer engagement and driving more qualified leads and revenue to our customers. Shoppers interact with our platform in many ways, including researching vehicles, writing dealer reviews, securing qualified financing and obtaining instant offers for their trade-in vehicle. Higher consumer engagement creates more qualified leads for our customers, increases our attribution and ultimately drives increased product adoption and retention.
•
Invest in our brand. We intend to continue investing in our brand to drive deeper understanding and awareness of our platform across consumers, dealers, OEMs and other partners. We will leverage our brand in integrated marketing efforts as we launch new products in support of our platform strategy.
•
Innovate on our platform. We will continue to innovate for consumers and our dealer, OEM, lenders and national advertising customers. Our innovations will be focused on improving the user experience, continuing to advance dealer solutions and providing valuable data and insights for our customers.

Competition. We face competition to attract consumers and paying dealers to our marketplace and to attract advertisers to purchase our advertising products and services, including our website creation and hosting services. Our competitors offer various marketplaces, solutions and media products that compete with us. Some of these competitors include:

•
Internet search engines, such as Google and Bing
•
Online marketplace and automotive sites, such as Facebook, AutoTrader, CARFAX, Edmunds, Kelley Blue Book, CarGurus and TrueCar
•
Sites operated by automobile sellers (traditional and digital) and by OEMs
•
Providers of offline, membership-based car-buying services, such as the Costco Auto Program
•
Website platform and solution providers, such as Dealer.com, Sincro (formerly CDK Global) and DealerOn
•
Automotive fintech solutions, such as AutoFi
•
Appraisal solutions and digital auctions, such as Autoniq, ACV Auctions, Backlot Cars and CarOffer
•
Digital advertising providers and agencies

Competition for Consumers and Dealers. We compete for consumer visits with other online automotive marketplaces, OEM websites, free listing services, general search engines, social media and dealer websites. We compete for shopper traffic primarily on the basis of the quality of our user experience. We believe our user experience compares favorably due to the scale of our vehicle listings, the content and unbiased transparency of the information we provide on vehicles, pricing and dealers, as well as the intuitive nature of our user interface, sophisticated search tools and algorithms and our mobile user experience, among other factors.

We compete for dealers’ marketing budget with offline customer acquisition channels, software and solutions spend, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines and other internet sites that attract consumers searching for vehicles. We compete primarily on the basis of the return on investment to the customer that our marketplace provides.

We believe we are in a favorable market position due to our highly engaged, large, in-market consumer audience and the resulting volume and quality of connections we provide to dealers, resulting in an attractive ROI.

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

Intellectual Property. We take a strategic approach to intellectual property management by protecting our intellectual property and brands using various intellectual property laws and through a combination of trademarks, trade dress, domain names, copyrights, and trade secrets and patents as appropriate. We have registered and unregistered U.S. and international trademarks, service marks, domain names and copyrights. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. In addition, we control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Regulatory Matters. Various aspects of our business and the solutions we offer are or may be subject to a continually expanding and evolving range of local, state, federal and international regulations. The advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell automobiles, the dealers from which we derive a significant portion of our revenue do sell them and are subject to significant regulation. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which automobiles are advertised and sold generally are directly applicable to our business model. Additionally, our business is directly subject to laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, such as limited to the Telephone Consumer Protection Act, the CAN-SPAM Act, and similar state consumer protection laws. Our digital solutions products may also be subject to laws governing accessibility, intellectual property ownership, obscenity, libel and privacy, among other issues.

In addition, we are subject to numerous federal, national, state, and local laws and regulations in the United States and internationally regarding privacy and the collection, processing, storage, sharing, disclosure, use and protection of personal information and other data, such as the Gramm-Leach-Bliley Act or the California Consumer Privacy Act or the California Privacy Rights Act. While the scope of these laws and regulations is changing, we seek to comply with industry standards and all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties.

To operate in this highly regulated environment, we have developed our products and services with a view toward appropriately managing the risk that our regulatory compliance. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain states.

Human Capital. CARS is committed to the highest standards of integrity, inclusion and responsible business practices. Our commitment to build a culture and business that cares about our employees, customers, industry and communities is a part of who we are – it’s in our DNA.

We believe our highly innovative and effective teams are one of our biggest differentiators and the most important investment we can make at CARS. We promote and foster an environment that encourages constant learning and curiosity, including offering all of our employees additional learning and development opportunities. We provide individual training and certifications, across thousands of topics and interests, to ensure our teams continue developing the needed skills to grow in their careers at CARS and deliver their very best every day. Leadership development programs are also available to provide in-depth training courses to help managers build successful teams focused on innovating in our business and the ever-changing automotive and technology industries. The courses develop skills of influence, time management, coaching, feedback, conflict management, empathy and overall leadership.

At CARS, we believe we offer competitive and equitable compensation and benefits that include:

•
An Employee Stock Purchase Plan, under which the vast majority of team members are eligible to participate;
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

We believe that a diverse workforce enhances the value of the Company for all stakeholders. We undertake many initiatives to ensure that CARS is an inclusive place to work for people of all backgrounds, genders, nationalities, ethnicities, sexual orientations and beliefs. We incorporate diversity considerations into all aspects of our employment journey, from targeted recruitment to fostering diversity affinity groups through our Employee Resource Groups. We also offer regular Unconscious Bias training to encourage and uncover opportunities to create a more inclusive and open workplace. Our diversity initiatives are managed directly by our executive management team, underscoring our commitment to this important principle across all levels of the organization. At CARS we have solidified our commitment to diversity, equity and inclusion by monitoring and measuring diversity in talent acquisition and retention and by tying executive incentive compensation to performance in this area.

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

As of December 31, 2022, CARS had approximately 1,700 full-time employees. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Available Information. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at https://investor.cars.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (http://www.sec.gov) that contains information we electronically file with, or furnish to, the SEC. Information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

The following risk factors should be considered carefully, together with all other information contained in this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, when evaluating our business and any forward-looking statements or other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, results of operations, financial condition and the actual outcome of matters as to which statements are made. The risks and uncertainties described in this report are not the only ones we face. Other risks or uncertainties, which are not currently known to us or that we believe are immaterial, also may adversely affect our business, operating results, and financial condition.

Risks Related to Our Business

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, direct-to-consumer sales models, and other macroeconomic issues.

A number of economic and market conditions drive changes in automobile sales, including disruptions in the new automobile supply chain, the availability and prices of new and used automobiles, levels of unemployment and inflation, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence and demand for vehicles, political unrest or uncertainty, the occurrence of contagious disease or illness, including COVID-19, barriers to trade and other global economic conditions. Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform.

Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy, including an economic recession or downturn, increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, rising interest rates, inflation, tariffs, health or similar issues, such as pandemic or epidemic, and increased unemployment. An increase in interest rates can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers, and the impact interest rates have on consumers’ borrowing capacity and disposable income. Interest rates could negatively affect the number of vehicles purchased by consumers, and any reduction in purchases could adversely affect dealers and OEMs and lead to a reduction in spending on our solutions. Further, if OEMs continue to transition to e-commerce and direct-to-consumer sales models to grow their market penetration, consumer demand for our platform could be materially affected with users shifting from our platform to an OEM-based platform.

In addition, a decline in market demand due to a shift to remote and virtual work and the use of ride sharing vehicles could erode demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and consequently lead to reduced spending on our digital marketing services and solution offerings. Further, OEM production shortages, supply chain disruptions and inventory shortfalls could adversely impact automobile dealers and also reduce spending on our digital marketing services and solution offerings. Though our current customer bases, revenue sources and operations are substantially limited to the United States, our business may be negatively affected by challenges in the global automotive ecosystem and other macroeconomic issues.

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

We believe that maintaining and increasing the strong recognition of the CARS brand is critical to our future success. Our brand drives traffic to our websites and applications. Our brand attracts a large base of in-market car shoppers by offering credible and easy-to-understand information from consumers and experts and new and used vehicle listings. In addition, OEMs, dealers and other advertisers rely on our innovative digital marketing services and solution offerings to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers, customers and advertisers, or increase the frequency with which such constituents use or purchase our solutions. Expanding the business will depend, in part, on our ability to maintain the trust that consumers, customers and advertisers place in our solutions and services and the quality and integrity of the listings and other content found on the CARS sites and mobile applications. In addition, any negative publicity about us, including our solutions, technologies, sales practices, personnel or customer service, could diminish confidence in and the use of our services. If we experience negative publicity, or if consumers perceive that content on the CARS sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

The COVID-19 pandemic and related restrictions have materially and adversely affected, and could continue to materially and adversely affect, our business, financial condition, liquidity and results of operations.

Since March 2020, the COVID-19 pandemic and the measures implemented by governmental authorities around the country to contain the virus have adversely affected businesses, economies and financial markets worldwide, and have caused significant volatility in U.S. and international debt and equity markets. To varying degrees and at different points over the past three years, the COVID-19 pandemic has adversely affected, and may continue to adversely affect our business, financial condition, liquidity and operating results. To the extent to which the COVID-19 pandemic ultimately impacts our business depends on future developments, which are highly uncertain and cannot be predicted, such as the severity and duration of the pandemic, the continued transmission of the virus, further actions taken by federal, state, and local governments and third parties in response to the pandemic, the effectiveness of actions taken to contain the virus, the emergence of new variant strains, and the availability and effectiveness of vaccines. Future epidemics, pandemics, and other outbreaks could also adversely affect our business, results of operations, and financial condition.

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

Although the initial impact from the COVID-19 pandemic to our business has stabilized, we may continue to experience adverse effects to our business as a result of its economic impact, including an economic recession or downturn, the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, credit availability, the availability and cost to access the capital markets and the effect on our customers’ demand for and ability to pay for our services.

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

If Internet search engines or mobile application download stores modify their search algorithms in ways that negatively impact traffic to the CARS sites or CARS mobile applications, or if the search engine or mobile application store optimization efforts of our competitors are more successful than our own efforts, overall growth in our user base could slow or the user base could decline.

We rely on in-house content creation and development to drive organic traffic to the CARS sites and mobile applications.

We rely on our in-house editorial content team to continually develop content that is useful and of interest to consumers to drive organic traffic to the CARS sites and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to support our creation of independent and unbiased automotive industry coverage. Our internally developed content focuses primarily on consumer automotive purchasing, ownership advice and analysis of ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which could lead to less distinctive content on our sites and increased operating costs, including increased traffic acquisition costs. Additionally, if we are unable to continue providing the same level of high-quality, unique consumer content, organic traffic across the CARS sites and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the CARS sites and mobile applications and recognizing less value for their digital advertising spend. As a result, dealers may decide not to continue to list their vehicles on the CARS sites and mobile applications. Similarly, decreased organic traffic due to a reduction in unique content may cause national advertisers such as OEMs to shift their digital advertising spend to sites with higher traffic. Further, decreased traffic from in-house content could result in increased spend in paid channels, which would result in higher sales and marketing expenses. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

Certain of our third-party service providers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.

In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Although we do not provide financial products, we have entered into agreements with partners to provide automobile financing products to our users, including products that may involve a credit application or access to consumer credit scores. Our partners may be subject to extensive federal and state laws and regulations related to the provision of financial services. We cannot guarantee that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of these laws or regulations, if any of our current or prospective partners is uncertain about the applicability of those laws and regulations to our business, the partners may terminate their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

Risks Related to Environmental Laws and Climate Change Impacts

Our business may be affected by climate change, including physical risks and regulatory changes that may increase our operating costs and impact our ability to deliver services to our customers.

Climate change poses both physical and transitional risks to CARS, which may affect our operations, financial performance, and reputation. CARS conducted a climate risk assessment to better understand the types of climate-related risks that are most salient for our business. This assessment reviewed our exposure to these risks as well as the systems in place to manage these risks. During the climate risk assessment, we identified a series of climate-related challenges that may pose material, financial risks to our business operations and financial performance. These include physical risks from extreme weather events such as floods, droughts, and storms, which can damage our assets and disrupt our operations. Regulatory risks resulting from changes in laws and regulations on climate change may increase our compliance costs and limit our ability to operate. Additionally, transition risks include the shift to a low-carbon economy which may affect the demand for our products and services. Finally, reputational risks also exist related to the increased public scrutiny of our environmental impact and our response to climate change at the enterprise level.

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas (“GHG”) emissions, human capital and diversity, equity and inclusion. The Company makes statements about its environmental, social and governance goals and initiatives through information provided on its website, press releases and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

Strategic and Competitive Risks

We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations or financial condition.

We face significant competition to attract consumers, customers, and advertisers from companies that provide listings, information, lead generation, websites, automotive appraisals, online loan screening and approvals, marketing and car-buying services designed to reach consumers and enable dealers to reach consumers. We also compete with many of our competitors for a share of a car dealer’s overall marketing budget. To the extent that car dealers view alternative marketing and media strategies to be superior, we may not be able to maintain or grow the number of dealers in our network. In addition, new competitors may enter the online automotive retail industry with competing products and services.

Our competitors could significantly impede our ability to expand our network of dealers and consumer reach. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease prices for our solutions to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue may be reduced, and our operating results may be negatively affected.

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

If we do not adapt to automated buying strategies, our display advertising revenue could be adversely affected.

The majority of the display advertising purchased by our national, regional and related advertisers (e.g., insurance advertisers and finance advertisers) is still done manually via insertion orders. However, recently advertisers have shifted away from buying media directly from premium publishers and increasingly buying their target audiences via the ad exchanges across the broader Internet. While we have grown our programmatic revenue, are developing new programmatic ad products, and are redesigning our ad delivery technology stack, we may not adapt quickly enough and may lose display advertising revenue as a result. Due to the concentrated number of national advertisers, our national advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes, and financial results of our clients. These changes may occur independent of the products and value we are providing to those advertisers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and cookies collected to serve ads.

We may face difficulties in developing and launching new solution offerings or growing our complementary offerings that help automotive brands and dealers create enduring customer relationships.

We continue to expand, enhance and improve the nature and scope of our solution offerings and have expanded to incorporate digital solutions that use social, mobile and web-based technologies, and to enter into complementary markets. Our ability to effectively offer a wide range of business solutions depends on our ability to attract existing or new clients to our new service offerings. The market for solutions is highly competitive. We cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract clients to these service offerings. The inherent difficulty of developing or implementing new service offerings and significant competition in the markets for these services may affect our ability to market these services successfully.

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

One of our key operating strategies is to pursue targeted acquisitions that enhance our platform strategy. These acquisitions involve inherent risks, such as potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material and adverse effect on our business, results of operations or financial condition and could strain our human capital resources. We may also be unable to successfully implement effective cost controls or achieve expected synergies as a result of an acquisition. Acquisitions may result in our assumption of unexpected liabilities, the integration of separate organizations, the unanticipated incompatibility of systems and operating methods, negative impacts on employee morale and performance as a result of job changes and reassignments, unforeseen difficulties in operating businesses we have not operated before and the diversion of management’s attention from the operation of our core business. Acquisitions may also result in greater exposure to the industry risks of the businesses underlying the acquisition and possible tax costs and inefficiencies. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the value of benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties that could lead to disruption of investee or partnership activities, or impairment of assets acquired, which could adversely affect future reported results of operations and stockholders’ equity. Acquisitions may subject us to new or different regulations or tax consequences which could have an adverse effect on our operations.

In addition, we may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions. In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. In March 2022 we completed the acquisition of certain assets and assumed certain liabilities of Accu-Trade, Galves Market Data and MADE Logistics (collectively, “Accu-Trade”), which added real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities, and logistics technology to our portfolio of dealer offerings. Continued achievement of our transaction synergies and our ability to grow the Accu-Trade and CreditIQ businesses and the revenue associated with it depend on a number of factors, including, but not limited to our ability to: (1) successfully integrate Accu-Trade and CreditIQ into the CARS platform and solution offerings, (2) expanding dealer and consumer adoption, (3) securing lenders who will pay for lead generation, and (4) dealers honoring pre-approved loans. If our anticipated transaction synergies do not fully materialize and/or the Accu-Trade or CreditIQ businesses fails to continue to grow at the rate we expect, our revenue and business would be harmed.

We may also be unable to obtain financing necessary to complete acquisitions on attractive terms or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Future equity financings could also decrease our earnings per share and the benefits derived from such new ventures or acquisitions might not outweigh or exceed their dilutive effect. Any additional debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities.

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

The Internet and electronic commerce are characterized by rapid technological change, changes in user and customer requirements and expectations, frequent new service and product introductions incorporating new technologies, including mobile applications, and the emergence of new industry standards and practices that could render our existing sites, mobile applications and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations or financial condition may be materially and adversely affected.

We rely on third-party service providers for many aspects of our business, including inventory information and sales of our product through social media, and interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Our business relies on the collection, use and analysis of third-party data, including large amounts of inventory, vehicle and consumer information, and integrations with third-party systems, such as inventory management systems, customer relationship management systems and dealer management systems, for the benefit of our car buying consumers, customers and advertisers. We use information about automobiles, inventory, ownership history and pricing from third parties, including OEMs, dealers and others, in various aspects of our business. We also partner with social media platforms, such as Facebook and Instagram, to leverage our valuable audience data to serve native advertisements and display real-time inventory for both dealers and OEMs to in-market car shoppers. If the third parties are unable or unwilling to provide data or services, restrict our use of data, experience difficulty meeting our requirements or standards, or revoke or fail to renew our licenses or partnerships, we could have difficulty operating key aspects of our business. In addition, if these third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption or increase their fees, or if our relationship with these providers were to deteriorate, we could suffer increased costs and delays in our ability to provide our products to consumers and customers until a comparable provider is identified or until we develop replacement technology or operations.

We rely on third-party services to track and calculate certain of our key metrics, including unique visitors and traffic and any errors or interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Certain of our key metrics, such as the number of our unique visitors and our traffic, are measured with third-party tools. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, measurement methodologies exhibit a level of accuracy risk because of a variety of factors. For example, we have discovered that portions of our traffic have been attributable to non-human traffic. Because this non-human traffic generally exhibits detectable anomalous patterns, our reported traffic metrics for impacted periods reflects an adjustment to remove non-human traffic. We expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by invalid traffic.

There are also inherent challenges in measuring usage across our large user base. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low quality traffic, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. Further, users may have the ability to change privacy settings and opt-out of certain features, which could reduce the quality of data we receive. For these and other reasons, our traffic and unique visitor metrics may not accurately reflect the number of people actually using our platform.

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

Most customers rely on tools that measure the effectiveness of their ad campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or are unable to convince customers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our revenue may be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign on our platform is critical to our ability to attract new customers and retain and increase spend from our existing customers.

We are continually developing and improving these tools and such efforts have required and are likely to continue to require significant time and resources and additional investment, and in some cases we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our customers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are unreliable, or the measurement results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes that include requiring additional user permissions in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include, limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information which allows us to attribute user actions on customers’ websites to the effectiveness of advertising campaigns that are run on our platform or may limit our ability to communicate with or understand the identity of our consumers. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop devices and ITP has become increasingly restrictive over time. Apple's related Privacy-Preserving Ad Click attribution (PPAC), intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent ad re-targeting and optimization. Similarly, in January 2020, Google announced plans to phase out third-party cookies on Chrome, the most-used desktop browser, in 2022. In July 2022, Google announced that these plans would be delayed until 2024 as Google continues to work to identify new technologies to replace third-party cookies. Other web browsers have begun implementing certain cookie-blocking measures. Further, in April 2021, Apple released a new iOS functionality called App Tracking Transparency that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track user actions off our platform and connect their interactions with on-platform advertising. The shift to a “cookieless” future is changing how we market and engage with our consumers and future changes and restrictions in browser or device functionality that limit the use of cookies, or that limit our ability to communicate with or understand the identity of our consumers.

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

Uncertainty exists in the application and interpretation of various laws and regulations related to our business, including privacy laws. New privacy concerns or laws or regulations applicable to our business, or the expansion or interpretation of existing laws and regulations that apply to our business, could reduce the effectiveness of our offerings or subject us to use restrictions, licensing requirements, claims, judgments and remedies including sales and use taxes, other monetary liabilities and limitations on our business practices, and could increase administrative costs.

We operate in a regulatory climate in which there is uncertainty as to the applicability of various laws and regulations related to our business. Our business could be significantly affected by different interpretations or applications of existing laws or regulations, future laws or regulations, including changes to the corporate tax rate or actions or rulings by judicial or regulatory authorities. For example, the Inflation Reduction Act of 2022 (the “IRA”) introduced a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases, both of which become effective in 2023. We do not expect to be an applicable corporation that is subject to the alternative minimum tax, however we expect to be a covered corporation that could be subject to the 1% excise tax.

Our operations may be subject to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may require us to obtain licenses at an undeterminable and possibly significant expense. Similarly, state tax authorities could take aggressive positions as to whether certain of our products are subject to sales and use taxes, leading to increased tax exposure. These additional expenditures may materially and adversely affect our future results of operations, whether directly through increasing future overhead or indirectly by forcing us to pass on these additional costs to our customers, making our solutions less competitive. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on Internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations or financial condition. The adoption of additional laws or regulations may decrease the efficacy of our offerings, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

We may be considered to “operate” or “do business” in states where our customers conduct their businesses, resulting in possible regulatory action. If any state licensing laws were determined to be applicable to us and if we are required to be licensed and are unable to do so or are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states. If any state’s regulatory requirements impose state-specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine such program’s attractiveness to consumers, customers or advertisers. Alternatively, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state.

All states comprehensively regulate vehicle sales and lease transactions and include strict licensure requirements for dealers (and, in some states, brokers) and vehicle advertising. We believe that most of these laws and regulations specifically apply only to traditional vehicle purchase and lease transactions, not Internet-based lead referral programs like ours. If we determine that the licensing or other regulatory requirements in a state are applicable to us or to a particular marketing services program, we may elect to obtain the required licenses and comply with applicable regulatory requirements. However, if licensing or other regulatory requirements are overly burdensome, we may elect to terminate operations or particular marketing services programs in that state or elect to not introduce particular marketing services programs in that state. As we introduce new services, we may incur additional costs associated with additional licensing regulations and regulatory requirements.

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

Our success depends, in part, upon the continuing contributions of our executive officers, particularly our Chief Executive Officer, and other key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled personnel, such as individuals with technical skills in a rapidly changing technological environment. Additionally, as the workforce landscape changes due to the shift to remote and virtual work, we must compete to attract and retain employees. We do not have employment agreements with any of our executive officers or other operational personnel, and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of the services of any of our key employees or the failure to attract or replace qualified personnel may have a material and adverse effect on our business.

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

The value of our existing goodwill and intangible assets may become impaired depending upon future operating results.

Our goodwill and other intangible assets were approximately $809.9 million as of December 31, 2022, representing approximately 79% of our total assets. We evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Risks Relating to our Common Stock

We cannot assure our stockholders that our share repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In February 2022, our Board of Directors authorized a share repurchase program to acquire up to $200 million of our common stock over a three-year period. Under the share repurchase program, the Company can repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and regulations. The timing and amounts of any purchases under the share repurchase program is dependent upon a variety of factors, including market conditions, price, regulatory requirements and other corporate considerations, as determined by the Company’s Board of Directors and management. The share repurchase program may be extended, suspended or discontinued at any time.

Any purchases under the share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves, which could strain our liquidity, could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock.

Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

We do not expect to pay any cash dividends for the foreseeable future.

We intend to retain future earnings to finance and grow our business or fund share repurchases. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future.

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

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over the Company. For example, our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws, collectively:

•
authorize the issuance of preferred stock that could be used by our Board of Directors to thwart a takeover attempt;
•
provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office;
•
place limits on which stockholders may call special meetings of stockholders, and limit the actions that may be taken at such meeting;
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

Our Amended and Restated Certificate of Incorporation provides that, unless our Board of Directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; any action asserting a claim against us or any of our current or former directors or officers arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or

our Amended and Restated Certificate of Incorporation or Bylaws; any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as such term is defined in the DGCL. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or our current or former directors or officers, which may discourage such lawsuits. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions.

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

Approximately 16.9% of our outstanding indebtedness as of December 31, 2022 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We cannot assure you we will be able to enter into interest rate swap agreements in the future on acceptable terms or that such swaps or the swaps we have in place now will be effective. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. We maintain administrative offices and other facilities to support our operations. We have leases for our principal executive office in Chicago, Illinois and in Naperville, Illinois.

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

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol “CARS.” Based on reports by our transfer agent for our common stock, as of February 16, 2023, there were 4,384 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock for each of the last five fiscal years ended December 31, 2022. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) SmallCap 600 Index and Research Data Group’s (“RDG”) Internet Composite Index, both of which we are a member. The comparison assumes $100 was invested on December 31, 2017 in CARS common stock and each index.

Purchases of Equity Securities by Issuer. Our share repurchase activity for the three months ended December 31, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1 through October 31, 2022	431,028	$12.52	431,028	$154,615
November 1 through November 30, 2022	248,788	14.46	248,788	151,017
December 1 through December 31, 2022	—	—	—	151,017
	679,816		679,816

(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or through privately negotiated transactions.
(2)
In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any dollar amount or particular amount of shares.
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

Business Overview. We are a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. We empower shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers, automotive manufacturers (“OEMs”), other national advertisers and lenders. In a rapidly changing market, we enable dealers and OEMs with innovative technical solutions and data-driven intelligence, to better reach and influence ready-to-buy shoppers, increase inventory turn and operating efficiencies and gain market share.

In addition to Cars.com™, our brands include Dealer Inspire®, a website and digital solutions provider enabling dealers to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ®, a digital financing technology; and Accu-Trade™, vehicle valuation and appraisal technology. Our portfolio of brands also includes NewCars.com®.

Overview of Results.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenue	$653,876	$623,683	$547,503
Net income (loss) (1)	17,206	10,791	(789,106)

(1)
The net loss for the year ended December 31, 2020 is primarily attributed to goodwill and intangible asset impairments of $905.9 million.

2022 Highlights and Recent Trends.

Accu-Trade Acquisition. In March 2022, we acquired certain assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a MADE Logistics (collectively, “Accu-Trade”), which includes real-time, VIN-specific vehicle appraisal and valuation data, instant guaranteed offer capabilities and logistics technology (the “Accu-Trade Acquisition”). Consideration for the transaction was composed of $64.7 million of cash and $5.3 million in other consideration. As part of the transaction, upon achievement of certain financial targets, we may be required to pay additional cash and stock consideration to the former owners. Together with our marketplace and Dealer Inspire websites, we have packaged this technology into a product called Accu-Trade Connected which we began rolling out in mid-2022. We continue to sell and onboard dealers onto our Accu-Trade Connected product.

CreditIQ Acquisition. In November 2021, we acquired all the outstanding stock of CreditIQ, Inc. (the "CIQ Acquisition"), an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, we provide dealers and consumers with access to advanced digital financing technology across the CARS platform. Using cash on hand, we paid $30.0 million at the closing excluding transaction fees and expenses. As part of the transaction, we may be required to pay additional cash consideration based on future performance over a three-year period. CreditIQ was rolled out nationwide to dealers in September 2022, and approximately 2,300 dealers are leveraging the technology.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. We intend to fund the share repurchase program principally with cash from operations. During the year ended December 31, 2022, we repurchased and subsequently retired 4.2 million shares for $49.0 million at an average price paid per share of $11.75.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Annual information regarding Traffic, Average Monthly Unique Visitors and Monthly Average Revenue Per Dealer ("ARPD") is as follows (in thousands, except for ARPD and percentages):

	Year Ended December 31,
	2022	2021	% Change
Traffic	587,388	591,499	(1)%
Average Monthly Unique Visitors	26,400	25,064	5%
ARPD - Annual	$2,329	$2,309	1%

Information regarding our Dealer Customers and quarterly ARPD is as follows:

	December 31, 2022	December 31, 2021	YoY % Change	September 30, 2022	QoQ % Change
Dealer Customers	19,506	19,179	2%	19,585	0%
ARPD - Quarterly	$2,361	$2,333	1%	$2,334	1%

Average Monthly Unique Visitors (“UVs”) and Traffic ("Visits"). UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement they have with our platform.

Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national advertisers and a primary reason they do business with us. We have achieved audience scale as measured by UVs and drive increased Traffic through a combination of continued growth in UVs and higher repeat visitation and engagement. Traffic increases can result in increased impressions, clicks and other lead events that we can ultimately monetize through our products and services.

The growth in UVs for the year ended December 31, 2022 is driven by efficiencies gained and user acquisition strategy shifts in 2022. This growth may be affected by the recent changes in browser and data privacy policies which have made it more difficult to resolve users across multiple visits. The decrease in Traffic relative to the increase in UVs for the year ended December 31, 2022 was primarily due to continued lower vehicle inventory levels, which we believe are resulting in users purchasing cars with fewer visits.

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual CARS property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to CARS desktop and mobile properties (responsive sites and mobile apps). We measure UVs and Traffic via Adobe Analytics. These metrics do not include traffic to Dealer Inspire websites.

Monthly Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning with the three months ended June 30, 2022, Accu-Trade is included in our ARPD metric, which had an immaterial impact on ARPD for the annual and quarterly periods. No prior period has been recast as it would be impracticable to do so.

ARPD for the fourth quarter of 2022 increased compared to the same period of the prior year and compared to the third quarter of 2022, primarily driven by growth in digital solutions, offset by a reduction in FUEL revenue.

ARPD for the annual period increased compared to the same period of the prior year, primarily driven by growth in digital solutions, offset by a reduction in FUEL revenue.

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

Dealer Customers was essentially flat as compared to September 30, 2022.

Dealer Customers increased 2% from December 31, 2021, driven by sustained high retention rates with traditional dealers, new sales to Dealer Customers, as well as the inclusion of Accu-Trade only dealers, partially offset by elevated cancellations from digital dealers.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including inventory supply and supply chain disruptions, semiconductor shortages, vehicle acquisition cost, electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, online chat, vehicle financing, appraisal and valuation, instant guaranteed offer capabilities, logistics technology and our FUEL product, which allows dealers to target in-market buyers on streaming platforms. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market, car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Dealer	$579,222	$549,923	$29,299	5%
OEM and National	58,557	65,085	(6,528)	(10)%
Other	16,097	8,675	7,422	86%
Total revenue	653,876	623,683	30,193	5%
Operating expenses:
Cost of revenue and operations	114,959	114,200	759	1%
Product and technology	89,015	77,316	11,699	15%
Marketing and sales	221,879	208,335	13,544	7%
General and administrative	67,593	73,562	(5,969)	(8)%
Depreciation and amortization	94,394	101,932	(7,538)	(7)%
Total operating expenses	587,840	575,345	12,495	2%
Operating income	66,036	48,338	17,698	37%
Nonoperating expense:
Interest expense, net	(35,320)	(38,729)	3,409	(9)%
Other expense, net	(8,140)	(126)	(8,014)	***
Total nonoperating expense, net	(43,460)	(38,855)	(4,605)	12%
Income before income taxes	22,576	9,483	13,093	***
Income tax expense (benefit)	5,370	(1,308)	6,678	***
Net income	$17,206	$10,791	$6,415	59%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace, digital solutions including Accu-Trade and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 88.6% and 88.2% of total revenue for the years ended December 31, 2022 and 2021, respectively, and increased by $29.3 million, or 5%, compared to the prior year, driven primarily by an increase in dealer customers, digital solutions and growth in digital advertising revenue from December 31, 2021.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses. OEM and National revenue represents 9.0% and 10.4% of total revenue for the years ended December 31, 2022 and 2021, respectively. OEM and National revenue decreased 10%, primarily due to pullbacks in certain OEM spending associated with production delays and shortages, both driven by supply-chain disruptions.

Other revenue. Other revenue primarily consists of revenue related to the Accu-Trade license agreement and vehicle listing data sold to third parties, as well as pay per lead. Other revenue represents 2.4% and 1.4% of total revenue for the years ended December 31, 2022 and 2021, respectively. Other revenue increased $7.4 million or 86%, primarily due to the Accu-Trade license agreement, as well as other Accu-Trade revenue. For more information, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 17.6% and 18.3% of total revenue for the years ended December 31, 2022 and 2021, respectively. Cost of revenue and operations expense increased at a slower pace than revenue, primarily due to higher compensation costs, partially offset by lower third-party costs associated with certain products driven by product mix.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting costs, hardware and software maintenance, software licenses, data center and other infrastructure costs. Product and technology expense represents 13.6% and 12.4% of total revenue for the years ended December 31, 2022 and 2021, respectively. Product and technology expense increased, primarily due to continued investment in the business through our recent acquisitions, talent acquisition and retention, and other licenses and fees.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs (including search engine and other online marketing), TV and digital display, video advertising, creative production, market research, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 33.9% and 33.4% of total revenue for the years ended December 31, 2022 and 2021, respectively. Marketing and sales expense increased, primarily due to continued investment in marketing in 2022, including a return to in-person industry events that had been curtailed due to COVID-19, as well as higher compensation costs.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off and loss on assets. General and administrative expense represents 10.3% and 11.8% of total revenue for the years ended December 31, 2022 and 2021, respectively. General and administrative expense decreased, primarily due to $9.6 million of compensation expense recorded in 2021 recognized as part of the upfront purchase consideration associated with the CreditIQ Acquisition. This was partially offset by an increase in professional fees and other transaction costs. For more information related to the CreditIQ Acquisition, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $3.4 million compared to the prior year period, primarily due to the maturity of the interest rate swap. For information related to our Term and Revolving Loans, senior unsecured notes and interest rate swap, see Note 7 (Debt) and Note 8 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other expense, net. Other expense, net increased primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax expense (benefit). The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of Income before income tax, was 23.8% for the year ended December 31, 2022 and differed from the U.S. federal statutory rate of 21%, primarily due to the impact of the return to provision adjustments and nondeductible executive compensation, partially offset by the tax benefits realized from a partial release of our uncertain tax positions and the impact of nondeductible transaction expenses. The effective income tax rate was (13.8)% for the year ended December 31, 2021 and differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit realized from a partial release of the valuation allowance, stock-based compensation and tax credits, partially offset by the impact of nondeductible transaction expenses, an increase in our uncertain tax positions and the impact of nondeductible executive compensation. For information related to income taxes, see Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The comparison of the 2021 results with 2020 can be found under the heading “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” in “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K, which comparison is incorporated by reference herein.

During the first quarter of 2022, we identified a $30.8 million overstatement of the valuation allowance recorded against deferred tax assets that originated in 2020. In addition, we adjusted 2020 to reflect an immaterial income tax adjustment related to this same period. We have concluded that these items are not material to the previously issued Consolidated Financial Statements and have therefore corrected these prior period amounts as presented in the Consolidated Financial Statements for the year ended December 31, 2022. The line items impacted on the Consolidated Statements of Income (Loss) include Income tax expense (benefit), Net income (loss) and Earnings (loss) per share. We have not included a full updated commentary on the changes in the new Income tax expense (benefit) since the change is not material. See Note 2 (Significant Accounting Policies) and Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information regarding the correction of certain amounts relating to previously issued financial statements and the corrected income tax provision reconciliation to the statutory federal income tax rate, respectively.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our business needs, including those for investments, debt service, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other macroeconomic factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the third amendment to the Credit Agreement (the "Third Amendment"). For information related to the Credit Amendment, as amended, see Note 7 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of December 31, 2022, Cash and cash equivalents were $31.7 million and including our undrawn Revolving Loan, our total liquidity was $246.7 million.

Indebtedness. As of December 31, 2022, the outstanding aggregate principal amount of our indebtedness was $481.3 million, at an effective interest rate of 6.4%, including $400.0 million of outstanding principal under the bonds, which carries an interest rate of 6.375%, $66.3 million of outstanding principal under the Term Loan which had an interest rate of 6.7% at December 31, 2022, and $15.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.4% at December 31, 2022.

During the year ended December 31, 2022, we made $11.3 million in mandatory Term Loan payments, we borrowed $45.0 million on our Revolving Loan and we repaid $30.0 million on our Revolving Loan. As of December 31, 2022, $215.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Interest Coverage Ratio, calculated in accordance with our Credit Agreement, which were 0.4x and 5.7x as of December 31, 2022, respectively. For further information, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program with cash from operations. During the year ended December 31, 2022, we repurchased and subsequently retired 4.2 million shares for $49.0 million at an average price per share of $11.75.

Contingent Consideration. The fair value as of December 31, 2022 for the contingent consideration related to the CIQ and Accu-Trade Acquisitions was $55.9 million. Within the next twelve months, we expect to pay $10.0 million of the potential contingent consideration amounts discussed below.

As part of the Accu-Trade Acquisition, we may be required to pay additional consideration to the former owners based on achievement of an earnings-related metric. For the Accu-Trade contingent consideration, we have the option to pay consideration in cash or certain amounts in stock, which may result in a variable number of shares being issued. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period through February 2025.

As part of the CIQ Acquisition, we may be required to pay additional cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period through December 2024. For information related to the contingent consideration, see Note 3 (Business Combination) and Note 4 (Fair Value Measurements) in Part II, Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$128,511	$138,003	$(9,492)
Investing activities	(84,377)	(39,450)	(44,927)
Financing activities	(51,488)	(127,203)	75,715
Net change in cash and cash equivalents	$(7,354)	$(28,650)	$21,296

Operating Activities. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities, including fluctuations in working capital during the year ended December 31, 2022, principally the receipt of a $9.1 million tax refund related to the carryback of federal and state income tax net operating loss as a result of the CARES Act during the year ended December 31, 2021.

Investing Activities. The cash used in investing activities in 2022 was primarily related to the Accu-Trade Acquisition and purchases of property and equipment. The cash used in investing activities in 2021 was primarily related to the CIQ Acquisition and purchases of property and equipment.

Financing Activities. During the year ended December 31, 2022, cash used in financing activities was primarily related to repurchases of common stock and payments on our long-term debt, partially offset by $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition. During the year ended December 31, 2021, cash used in financing activities was primarily related to $120.0 million of debt repayments, of which $110.0 million were voluntary pre-payments. For information related to our debt and repurchases of our common stock, see Note 7 (Debt) and Note 11 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2022, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt (1)	$481,250	$16,250	$20,000	$45,000	$—	$—	$400,000
Interest on debt (2)	164,767	31,246	30,059	26,962	25,500	25,500	25,500
Operating leases	39,191	4,042	4,154	4,570	4,684	3,991	17,750
Other obligations (3)	26,619	13,952	10,780	1,887	—	—	—
Total	$711,827	$65,490	$64,993	$78,419	$30,184	$29,491	$443,250
(1)
Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the non-cash amortization of debt issuance and other costs related to indebtedness.
(2)
Interest payments for variable rate debt were calculated using interest rates as of December 31, 2022 and factor in scheduled amortization payments on the Term Loan.
(3)
Other obligations represent commitments under certain vendors and other contracts. Excluded from the above table is the contingent consideration related to the CIQ and Accu-Trade Acquisitions as the amounts and timing are uncertain. As part of the CIQ Acquisition, we may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period. As part of the Accu-Trade Acquisition, we may be required to pay an additional $63.0 million, of which $15.0 million could be in stock, based on certain tiered performance metrics with additional upside for performance that exceeds the tiered performance metrics. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period.

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

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We periodically enter into arrangements that include multiple promises that we evaluate to determine whether the promises are separate performance obligations. We identify performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is primarily generated through our direct sales force.

Marketplace Subscription Advertising Revenue. Our primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers and OEMs to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to-month basis. We recognize subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

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

We also provide services, including hosting flexible, custom-designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. In addition, we also provide dealers with vehicle valuation and appraisal services through Accu-Trade. We recognize revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Display Advertising Products and Services Revenue. We also earn revenue through the sale of display advertising on our website to dealers, OEMs and other national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to OEMs and national advertisers is recorded in OEM and National revenue in the Consolidated Statements of Income (Loss). We also provide services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealers is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Pay Per Lead Revenue. We also sell leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. We recognize pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Dealer revenue, OEM and National revenue or Other revenue, depending on the customer who is purchasing this product, in the Consolidated Statements of Income (Loss).

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties. We recognize other revenue either ratably as the services are provided or at the point in time the services have been performed. In connection with the Accu-Trade

Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The recognition of revenue associated with the license fee is recorded in Other revenue. Other revenue is recorded in Other revenue in the Consolidated Statements of Income (Loss).

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

CreditIQ Contingent Consideration. As part of the CIQ Acquisition, we may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two different earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objective, utilizing projections about future performance. Significant inputs include volatility and projected financial information.

Accu-Trade Contingent Consideration. As part of the Accu-Trade Acquisition, we may be required to pay additional consideration to the former owners based on achievement of an earnings-related metric. We have the option to pay consideration in cash or certain amounts in stock, which would result in a variable number of shares being issued. The amount to be paid will be determined by the acquired business’ future performance to be attained over a three-year performance period; based on certain tiered performance metrics the maximum amount to be paid is $63.0 million, with additional upside for performance that exceeds the tiered performance metrics. The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation. Significant inputs include volatility and projected financial information.

Contingent Consideration. Our contingent consideration obligations are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of certain financial metrics or lender market share. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on our expected future payment, discounted using accepted valuation methodologies.

We review and re-assess the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. We measure contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective. The fair value measurement includes the following significant inputs: volatility and projected financial information. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings.

Recent Accounting Pronouncements. There are no recent accounting pronouncements that materially impact our financial statements as of December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates and foreign currency exchange risk.

Interest Rate Risk. The interest rate on borrowings under our Term Loan and Revolving Credit Facility is floating and, therefore, subject to fluctuations. As of December 31, 2022, the outstanding aggregate principal amount of our indebtedness was $481.3 million, at an effective interest rate of 6.4%, including $400.0 million of outstanding principal under the bonds, which carries a fixed interest rate of 6.375%, $66.3 million of outstanding principal under the Term Loan which carried an interest rate of 6.7% at December 31, 2022, and $15.0 million of outstanding principal under the Revolving Loan which carried an interest rate of 6.4% at December 31, 2022.

Foreign Currency Exchange Risk. Historically, as our operations and sales have been primarily in the United States, we have not faced any significant foreign currency risk. With the acquisitions of DealerRater in August 2016, Dealer Inspire in February 2018 and Accu-Trade in March 2022, we acquired a limited number of Canadian customers, some of which are billed in Canadian dollars. Any foreign currency exchange rate fluctuations have been and are anticipated to be immaterial. If we plan for additional international expansion, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2022 and 2021, the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the Consolidated Financial Statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the Consolidated Financial Statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Acquisition of Accu-Trade
Description of the Matter

As described in Note 3 to the Consolidated Financial Statements, in March 2022 the Company completed its acquisition of certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively “Accu-Trade”) for total purchase consideration of $94 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Accu-Trade was complex due to the significant estimation required by management to determine the fair value of contingent consideration and acquired software intangible assets of $23.9 million and $12.9 million, respectively. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the contingent consideration and acquired software intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a Monte Carlo simulation to measure the fair value of contingent consideration on date of acquisition. The significant assumptions used in the Monte Carlo simulation included volatility and projected financial information. The Company used a relief-from-royalty method to measure the fair value of acquired software intangible assets. The significant assumptions used to estimate the value of the acquired software intangible assets included the forecasted revenue projections, royalty rates and obsolescence factors. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its acquisition. For example, we tested controls over the recognition and measurement of net assets acquired and total consideration transferred (including contingent consideration), including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We evaluated the assumptions and judgments considering observable industry and economic trends. We assessed the reasonableness of projected financial information in relation to the Company’s budget and forecasts. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved our valuation specialists to assist in our evaluation of the Company's use of a Monte Carlo simulation model, the volatility assumption used in the model and to perform corroborative fair value calculations. To test the estimated fair value of the acquired software intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the relief-from-royalty method and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the Company’s use of a relief-from-royalty valuation model, as well as certain significant assumptions used in the model and to perform corroborative fair value calculations.

Valuation of Contingent Consideration
Description of the Matter

As described in Note 2 and Note 4 to the Consolidated Financial Statement, the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the Consolidated Financial Statements in the period of change. At December 31, 2022, the Company had $55.9 million in contingent consideration liabilities, which represented a Level 3 fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.

Auditing the Company's valuation of contingent consideration liabilities was complex and required significant auditor judgment due to the use of a Monte Carlo simulation model and the subjectivity in evaluating certain assumptions required to estimate the fair value of contingent consideration payments. The significant assumptions used in the Monte Carlo simulation included volatility and projected financial information. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of contingent consideration liabilities. For example, we tested controls over management’s review of the significant assumptions and other inputs used in the determination of fair value.

To test the estimated fair value of contingent consideration liabilities, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We evaluated the assumptions and judgments considering observable industry and economic trends. We assessed the reasonableness of projected financial information in relation to Company’s budgets and forecasts. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved our valuation specialists to assist in our evaluation of the Company’s use of a Monte Carlo simulation model, the volatility assumption used in the model and to perform corroborative fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

February 23, 2023

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$31,715	$39,069
Accounts receivable, net	107,930	98,893
Prepaid expenses	8,377	7,810
Other current assets	605	1,665
Total current assets	148,627	147,437
Property and equipment, net	45,218	43,005
Goodwill	102,856	26,227
Intangible assets, net	707,088	769,424
Investments and other assets, net	21,081	21,112
Total assets	$1,024,870	$1,007,205
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$18,230	$15,420
Accrued compensation	19,316	23,612
Current portion of long-term debt, net	14,134	8,941
Other accrued liabilities	54,332	46,317
Total current liabilities	106,012	94,290
Noncurrent liabilities:
Long-term debt, net	458,249	457,383
Other noncurrent liabilities	76,179	57,512
Total noncurrent liabilities	534,428	514,895
Total liabilities	640,440	609,185
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,287 and 69,170 shares issued and outstanding as of December 31, 2022 and 2021, respectively	662	692
Additional paid-in capital	1,511,944	1,544,712
Accumulated deficit	(1,128,176)	(1,145,382)
Accumulated other comprehensive loss	—	(2,002)
Total stockholders' equity	384,430	398,020
Total liabilities and stockholders' equity	$1,024,870	$1,007,205

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Dealer	$579,222	$549,923	$463,018
OEM and National	58,557	65,085	73,176
Other	16,097	8,675	11,309
Total revenue	653,876	623,683	547,503
Operating expenses:
Cost of revenue and operations	114,959	114,200	101,536
Product and technology	89,015	77,316	60,664
Marketing and sales	221,879	208,335	183,448
General and administrative	67,593	73,562	59,051
Affiliate revenue share	—	—	10,970
Depreciation and amortization	94,394	101,932	113,276
Goodwill and intangible asset impairment	—	—	905,885
Total operating expenses	587,840	575,345	1,434,830
Operating income (loss)	66,036	48,338	(887,327)
Nonoperating expense:
Interest expense, net	(35,320)	(38,729)	(37,856)
Other expense, net	(8,140)	(126)	(11,226)
Total nonoperating expense, net	(43,460)	(38,855)	(49,082)
Income (loss) before income taxes	22,576	9,483	(936,409)
Income tax expense (benefit)	5,370	(1,308)	(147,303)
Net income (loss)	$17,206	$10,791	$(789,106)
Weighted-average common shares outstanding:
Basic	68,215	68,727	67,241
Diluted	69,649	71,337	67,241
Earnings (loss) per share:
Basic	$0.25	$0.16	$(11.74)
Diluted	0.25	0.15	(11.74)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$17,206	$10,791	$(789,106)
Other comprehensive income (loss), net of tax:
Interest rate swap	—	—	(8,910)
Reclassification of Accumulated other comprehensive loss on interest rate swap into Net income (loss)	2,002	4,802	9,748
Total other comprehensive income	2,002	4,802	838
Comprehensive income (loss)	$19,208	$15,593	$(788,268)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at December 31, 2019	—	$—	66,764	$668	$1,515,109	$(367,067)	$(7,642)	$1,141,068
Net loss	—	—	—	—	—	(789,106)	—	(789,106)
Other comprehensive income, net of tax	—	—	—	—	—	—	838	838
Shares issued in connection with stock-based compensation plans, net	—	—	623	6	229	—	—	235
Stock-based compensation	—	—	—	—	15,155	—	—	15,155
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,156,173)	$(6,804)	$368,190
Net income	—	—	—	—	—	10,791	—	10,791
Other comprehensive income, net of tax	—	—	—	—	—	—	4,802	4,802
Shares issued in connection with stock-based compensation plans, net	—	—	1,783	18	(7,212)	—	—	(7,194)
Stock-based compensation	—	—	—	—	21,431	—	—	21,431
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	17,206	—	17,206
Other comprehensive income, net of tax	—	—	—	—	—	—	2,002	2,002
Repurchases of common stock	—	—	(4,168)	(41)	(48,941)	—	—	(48,982)
Shares issued in connection with stock-based compensation plans, net	—	—	1,285	11	(6,267)	—	—	(6,256)
Stock-based compensation	—	—	—	—	22,440	—	—	22,440
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$17,206	$10,791	$(789,106)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation	16,380	16,290	18,943
Amortization of intangible assets	78,014	85,642	94,333
Goodwill and intangible asset impairment	—	—	905,885
Impairment of non-marketable security	—	—	9,447
Amortization of Accumulated other comprehensive loss on interest rate swap	2,362	5,670	8,623
Changes in fair value of contingent consideration	8,130	—	—
Stock-based compensation	22,342	21,431	15,155
Deferred income taxes	1,283	(2,927)	(134,383)
Provision for doubtful accounts	1,888	164	4,380
Amortization of debt issuance costs	3,235	3,360	5,108
Amortization of deferred revenue related to Accu-Trade Acquisition	(4,417)	—	—
Other, net	1,202	1,416	181
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,337)	(5,352)	3,733
Prepaid expenses and other assets	(423)	6,141	(9,514)
Accounts payable	2,611	(1,099)	3,993
Accrued compensation	(4,296)	5,293	1,581
Other liabilities	(7,669)	(8,817)	257
Net cash provided by operating activities	128,511	138,003	138,616
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(64,663)	(20,258)	—
Purchase of property and equipment	(19,714)	(19,192)	(16,712)
Net cash used in investing activities	(84,377)	(39,450)	(16,712)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings and issuance of long-term debt	45,000	—	565,000
Payments of long-term debt	(41,250)	(120,000)	(615,625)
Payments for stock-based compensation plans, net	(6,256)	(7,194)	235
Repurchases of common stock	(48,982)	—	—
Payments of debt issuance costs and other fees	—	(9)	(17,344)
Net cash used in financing activities	(51,488)	(127,203)	(67,734)
Net (decrease) increase in cash and cash equivalents	(7,354)	(28,650)	54,170
Cash and cash equivalents at beginning of period	39,069	67,719	13,549
Cash and cash equivalents at end of period	$31,715	$39,069	$67,719
Supplemental cash flow information:
Cash paid (received) for income taxes	$545	$(7,992)	$805
Cash paid for interest and swap	33,370	38,342	26,433

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business. Cars.com Inc. (the “Company” or “CARS”) is a leading automotive marketplace platform that provides a robust set of digital solutions that connect car shoppers with sellers. The Company empowers shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. In a rapidly changing market, CARS enables dealers and automotive manufacturers (“OEMs”), with innovative technical solutions and data-driven intelligence, to better reach and influence ready-to-buy shoppers, increase inventory turn and gain market share.

In addition to Cars.com™, the Company’s brands include Dealer Inspire®, a website and digital solutions provider enabling dealers to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ®, digital financing technology and Accu-Trade™, vehicle valuation and appraisal technology. The Company's portfolio of brands also includes PickupTrucks.com™.

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

Correction of Certain Amounts Relating to Previously Issued Financial Statements. During the first quarter of 2022, the Company identified a $30.8 million overstatement of the valuation allowance recorded against deferred tax assets that originated in 2020. In addition, the Company adjusted 2020 to reflect an immaterial income tax adjustment related to this same period. The Company has concluded that these items are not material to the previously issued Consolidated Financial Statements and has therefore corrected these prior period amounts as presented in the Consolidated Financial Statements for the year ended December 31, 2022.

The impact of correcting the items on the related financial statement line items for the year ended December 31, 2021 is as follows (in thousands, except per share data):

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheet and Consolidated Statement of Stockholders' Equity, as applicable
	As of December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Deferred tax liability	$31,086	$(31,086)	$—
Total noncurrent liabilities	545,981	(31,086)	514,895
Total liabilities	640,271	(31,086)	609,185
Accumulated deficit	(1,176,468)	31,086	(1,145,382)
Total stockholders' equity	366,934	31,086	398,020

Consolidated Statements of Income (Loss), Comprehensive Income (Loss) and Consolidated Statement of Stockholders' Equity, as applicable
	Year ended December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Income tax expense (benefit)	$1,764	$(3,072)	$(1,308)
Net income (loss)	7,719	3,072	10,791
Comprehensive income (loss)	12,521	3,072	15,593
Basic Earnings (loss) per share	0.11	0.05	0.16
Diluted Earnings (loss) per share	0.11	0.04	0.15

Consolidated Statements of Cash Flows
	Year ended December 31, 2021
Financial statement line item	As reported	Adjustment	As adjusted
Net income (loss)	$7,719	$3,072	$10,791
Deferred income taxes	(2,641)	(286)	(2,927)
Other liabilities	(6,031)	(2,786)	(8,817)

The impact of correcting the misstatements on the related financial statement line items for the year ended December 31, 2020 is as follows (in thousands, except per share data):

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
	Year ended December 31, 2020
Financial statement line item	As reported	Adjustment	As adjusted
Income tax expense (benefit)	$(119,289)	$(28,014)	$(147,303)
Net income (loss)	(817,120)	28,014	(789,106)
Comprehensive income (loss)	(816,282)	28,014	(788,268)
Basic and Diluted Earnings (loss) per share	(12.15)	0.41	(11.74)

Consolidated Statement of Stockholders' Equity
	Year ended December 31, 2020
Financial statement line item	As reported	Adjustment	As adjusted
Net income (loss)	$(817,120)	$28,014	$(789,106)
Accumulated deficit	(1,184,187)	28,014	(1,156,173)
Total stockholders' equity	340,176	28,014	368,190

Consolidated Statements of Cash Flows
	Year ended December 31, 2020
Financial statement line item	As reported	Adjustment	As adjusted
Net income (loss)	$(817,120)	$28,014	$(789,106)
Deferred income taxes	(103,582)	(30,801)	(134,383)
Other liabilities	(2,530)	2,787	257

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable that the Company will collect substantially all of the consideration to which the Company will be entitled in exchange for the services that will be provided to the customer. The Company periodically enters into arrangements that include multiple promises that the Company evaluates to determine whether the promises are separate performance obligations. The Company identifies performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. The Company allocates the contractual transaction price to each distinct performance obligation based on the relative standalone selling price and recognizes revenue when it satisfies a performance obligation by providing a service to a customer. Revenue is primarily generated through the Company’s direct sales force.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Marketplace Subscription Advertising Revenue. The Company’s primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers and OEMs to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to-month basis. The Company recognizes subscription package revenue ratably as the service is provided over the contract term. Marketplace subscription advertising revenue is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

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

The Company also provides services, including hosting flexible, custom-designed website platforms supporting highly personalized digital marketing campaigns, digital retailing and messaging platform products. In addition, the Company also provides dealers with vehicle valuation and appraisal services through Accu-Trade. The Company recognizes revenue related to these services ratably as the service is provided over the contract term. The related revenue is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Display Advertising Products and Services Revenue. The Company also earns revenue through the sale of display advertising on the Company’s website to dealers, OEMs and other national advertisers, pursuant to transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to OEMs and other national advertisers is recorded in OEM and National revenue in the Consolidated Statements of Income (Loss). The Company also provides services related to customized digital marketing and customer acquisition services, including paid, organic, social and creative services to dealer customers. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to dealers is recorded in Dealer revenue in the Consolidated Statements of Income (Loss).

Pay Per Lead Revenue. The Company also sells leads, which are connections from consumers to dealer customers in the form of phone calls, emails and text messages, to dealer customers, OEMs and third-party resellers. The Company recognizes pay per lead revenue primarily on a per-lead basis at the point in time in which the lead has been delivered. Revenue related to pay per lead is recorded in Dealer revenue, OEM and National revenue or Other revenue depending on the customer who is purchasing this product, in the Consolidated Statements of Income (Loss).

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties. The Company recognizes other revenue either ratably as the services are provided or at the point in time the services have been performed. In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The recognition of revenue associated with the license fee is recorded in Other revenue. Other revenue is recorded in Other revenue in the Consolidated Statements of Income (Loss).

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are primarily derived from sales to customers and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables, expected losses and any specific reserves needed for certain customers based on their credit risk. Bad debt expense is included in Marketing and sales in the Consolidated Statements of Income (Loss). The allowance for doubtful accounts was $1.9 million and $1.7 million as of December 31, 2022 and 2021, respectively.

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly rated financial institutions.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net income (loss). The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and which may be indicative of impairment. In the first quarter of 2020, the Company recorded a full impairment of $9.4 million, triggered by the novel coronavirus disease 2019 (“COVID-19”) pandemic and the related restrictions, for the year ended December 31, 2020. The impairment was included in the Other expense, net in the Consolidated Statements of Income (Loss). The non-marketable investments recorded within Investments and other assets, net on the Consolidated Balance Sheets were zero as of December 31, 2022 and 2021. For further information on the triggering event, see Note 6 (Goodwill and Other Intangible Assets, net).

Property and Equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2022	2021	Estimated Useful Life
Computer software	$79,682	$65,461	18 months - 5 years
Computer hardware	12,550	11,998	3 years - 5 years
Leasehold improvements	18,581	18,656	Lesser of useful life or lease term
Furniture and fixtures	4,140	4,293	10 years
Property and equipment, gross	114,953	100,408
Less: Accumulated depreciation	(69,735)	(57,403)
Property and equipment, net	$45,218	$43,005

Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of fixed assets is included in General and administrative expense on the Consolidated Statements of Income (Loss).

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs, excluding cloud computing arrangements, for the years ended December 31, 2022, 2021 and 2020 were $18.1 million, $17.9 million and $16.3 million, respectively. Capitalized costs, excluding those for cloud computing arrangements, are included in Property and equipment, net on the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Cloud Computing Arrangements. The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. Any amortization is recorded in the same manner on the Consolidated Statements of Income (Loss) as the expense associated with the underlying host arrangement. These capitalized costs as of December 31, 2022 were $1.0 million and $4.7 million in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively. These capitalized costs as of December 31, 2021 were $0.6 million and $2.6 million in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively. Research and development costs are expensed as incurred.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

If a quantitative test is performed, the Company estimates the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and the Company also considers a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 6 (Goodwill and Other Intangible Assets, net).

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

Valuation of Long-Lived Assets. The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No material impairment losses for long-lived assets were recognized for the periods presented in the Consolidated Statements of Income (Loss).

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

•
Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable

The Company’s financial instruments include the contingent consideration related to our acquisitions and, before the year ended December 31, 2022, the interest rate swap (the “Swap”), both recorded at fair value. Financial instruments also include accounts receivable, accounts payable and other liabilities. The carrying values of these instruments approximate their fair values.

The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. As of December 31, 2022, the fair value of the outstanding indebtedness was approximately $435.4 million, compared to the carrying value of $481.3 million. As of December 31, 2021, the fair value of the outstanding indebtedness was approximately $502.7 million, compared to the carrying value of $477.5 million.

The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objective, utilizing projections about future performance. Significant inputs include volatility and projected financial information.

Contingent Consideration. The Company's contingent consideration obligations are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of certain financial metrics or lender market share. Contingent consideration was recognized at its estimated fair value at the date of acquisition based on our expected future payment, discounted using a weighted average cost of capital in accordance with accepted valuation methodologies.

The Company reviews and reassesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective. The fair value measurement includes the following significant inputs: volatility and projected financial information. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings.

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

The amendment entered into in June 2020 (the “Second Amendment”) resulted in the loss of hedge accounting. For further information, see Note 8 (Interest Rate Swap). As a result, as of the date of the Second Amendment, the unrealized loss included within Accumulated other comprehensive loss was ratably reclassified into Net income (loss) over the remaining life of the Swap. Each period, a portion of the unrealized loss was recorded to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss). Subsequent to the Second Amendment, any changes in the fair value of the Swap were recorded within Other expense, net on the Consolidated Statements of Income (Loss).

A third amendment was entered into in October 2020 (the “Third Amendment”), which resulted in the partial extinguishment of the existing debt at the time of the amendment. Due to the reduction in value of the underlying Term Loan upon the Third Amendment as compared to the notional amount of the Swap, a proportional amount of the frozen Accumulated other comprehensive loss balance was immediately reclassified into Interest expense, net. The Swap expired on May 31, 2022 and, as such, is no longer recorded on the

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheets. As of December 31, 2021 the Swap was recognized within Other accrued liabilities on the Consolidated Balance Sheets at fair value.

Income Taxes. Income taxes are presented on the Consolidated Financial Statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from operating loss and tax credit carryforwards. Deferred income taxes reflect expected future tax benefits (i.e. assets) and future tax costs (i.e. liabilities). The Company measures deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the weight of available evidence, management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized.

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

Advertising Costs. The Company expenses advertising costs as they are incurred and are included in Marketing and sales in the Consolidated Statements of Income (Loss). Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $107.1 million, $104.4 million and $80.4 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, pay per lead products, product fulfillment and compensation costs for the product fulfillment and customer service teams.

Affiliate Revenue Share Expense. In connection with the October 2014 acquisition of CARS by the Company’s former parent, the Company entered into affiliate agreements with the former owners of CARS. The Company amended five of its affiliate agreements (Gannett, McClatchy, TEGNA, tronc, and the Washington Post) and as a result, had a direct relationship with these dealer customers before the original contractual conversion date specified. As part of the amendments to the affiliate agreements, Gannett, McClatchy, TEGNA, tronc, and the Washington Post agreed to perform certain marketing support and transition services through varying dates, the latest of which was June 29, 2020. The fees the Company incurred associated with the amended affiliate agreements were recorded as Affiliate revenue share expense within Operating expenses in the Consolidated Statements of Income (Loss). As of June 30, 2020, the Company no longer incurs affiliate revenue share expense.

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on their date of hire and are allowed to make tax-deferred contributions up to 90% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are immediately fully vested. As part of the cost reduction efforts in response to the COVID-19 pandemic and related restrictions, beginning in the second quarter of 2020, the Company temporarily suspended the employer match of employees’ defined contribution plans for a portion of the year ended December 31, 2020. As of December 31, 2020, the Company’s match was fully reinstated. The Company’s contributions to its defined contribution plans for the years ended December 31, 2022, 2021 and 2020 were $5.5 million, $5.0 million and $2.4 million, respectively.

Note 3. Business Combinations

Accu-Trade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively,

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

“Accu-Trade”), which provides dealers with VIN-specific vehicle valuation and appraisal data, instant offer capabilities and logistics technology (the “Accu-Trade Acquisition”).

The Company expensed as incurred total acquisition costs of $2.0 million, of which $1.0 million were recorded during the year ended December 31, 2022. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income (Loss).

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

Preliminary Acquisition-date Fair Value
Cash consideration	$64,663
Other consideration (1)	5,300
Contingent consideration (2)	23,936
Total purchase consideration	$93,899

Assets acquired (3)	$1,595
Identified intangible assets (4)	15,679
Total assets acquired	17,274
Total liabilities assumed (5)	(235)
Net identifiable assets	17,039
Goodwill	76,860
Total purchase consideration	$93,899

(1)
In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The preliminary fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the Accu-Trade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and is being amortized into Other revenue on the Consolidated Statements of Income (Loss) over the one-year contract term. The current period revenue related to the non-cash consideration of $5.3 million is a non-cash reconciling item titled Amortization of deferred revenue related to Accu-Trade Acquisition on the Consolidated Statements of Cash Flows.
(2)
As part of the Accu-Trade Acquisition, the Company may be required to pay additional consideration to the former owners based on the achievement of certain financial targets. The Company has the option to pay consideration in cash or certain amounts in stock, which would result in a variable number of shares being issued. The amount to be paid will be determined by the acquired business’ future performance to be attained over a three-year performance period; based on certain tiered performance metrics the maximum amount to be paid is $63.0 million, of which a maximum of $15.0 million could be in stock, with additional upside for performance that exceeds the tiered performance metrics. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation. This amount represents the estimated fair value at the time of the acquisition. For more information on the fair value of the Accu-Trade contingent consideration, see Note 4 (Fair Value Measurements).
(3)
Assets acquired primarily consist of accounts receivable.

(4)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Acquired software	$12,926	5
Trade name	1,446	10
Customer relationships	1,307	7
Total	$15,679

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(5)
Total liabilities assumed primarily consist of accounts payable.

In connection with the Accu-Trade Acquisition, the Company recorded goodwill in the amount of $76.9 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered deductible for income tax purposes.

The Accu-Trade Acquisition would have had an immaterial impact on the Company’s Consolidated financial statements for the year ended December 31, 2021 and 2020.

CreditIQ Acquisition. On November 5, 2021, the Company acquired all of the outstanding stock of CreditIQ, (the “CIQ Acquisition”) an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, the Company now provides dealers with access to advanced digital financing technology across the CARS platform.

The Company expensed as incurred total acquisition costs of $1.3 million during the year ended December 31, 2021. These costs were recorded in General and administrative in the Consolidated Statements of Income (Loss). In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash settled for a total of $9.6 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition as compensation expense in the Company’s Consolidated Statements of Income (Loss).

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s final estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The CIQ Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Cash consideration (1)	$29,965
Contingent consideration (2)	23,805
Cash settlement of CIQ Acquisition's unvested equity awards (3)	(9,626)
Total purchase consideration	$44,144

Assets acquired (4)	$193
Identified intangible assets (5)	19,900
Total assets acquired	20,093
Total liabilities assumed (6) (7)	(1,945)
Net identifiable assets	18,148
Goodwill (7)	25,996
Total purchase consideration	$44,144

(1)
A reconciliation of cash consideration to Payments for the CIQ Acquisition, net of cash acquired in the Consolidated Statements of Cash Flows is as follows (in thousands):

Cash consideration	$29,965
Less: Cash settlement of CIQ Acquisition's unvested equity awards (3)	(9,626)
Less: Cash acquired	(81)
Payments for CIQ Acquisition, net of cash acquired	$20,258

(2)
As part of the CIQ Acquisition, the Company may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period. The fair value was estimated utilizing a Monte Carlo simulation or a scenario-based method, depending on the achievement objective. For more information on the fair value of the CIQ contingent consideration, see Note 4 (Fair Value Measurements).

(3)
In connection with the Acquisition, CreditIQ’s unvested equity awards were cash settled. The fair value of these awards was $9.6 million and was based on the price paid per common share to the owners of the acquired business and recognized immediately after

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

the Acquisition as compensation expense in General and administrative expense on the Company’s Consolidated Statements of Income (Loss).

(4)
Assets acquired includes cash and cash equivalents, accounts receivable and other identifiable assets.

(5)
Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Trade name	$900	10
Acquired software	19,000	5
Total	$19,900

(6)
Total liabilities assumed includes accounts payable, deferred income tax liabilities, net and other liabilities.

(7)
During the year ended December 31, 2022, the Company recorded a $0.2 million purchase accounting adjustment.

In connection with the CIQ Acquisition, the Company recorded goodwill in the amount of $26.0 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The CIQ Acquisition would have had an immaterial impact on the Company’s Consolidated financial statements for the year ended December 31, 2021 and 2020.

Note 4. Fair Value Measurements

The Company's contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of December 31, 2022	Level 1	Level 2	Level 3
Contingent consideration	$55,871	$—	$—	$55,871
Total	$55,871	$—	$—	$55,871

		Fair value measurement at reporting date
	Total as of December 31, 2021	Level 1	Level 2	Level 3
Contingent consideration	$23,805	$—	$—	$23,805
Total	$23,805	$—	$—	$23,805

The rollforward of the Level 3 contingent consideration from December 31, 2021 is as follows (in thousands):

	As of December 31, 2021	Addition Related to Accu-Trade Acquisition	Fair Value Adjustment (1)	As of December 31, 2022
Contingent consideration	$23,805	$23,936	$8,130	$55,871

(1)
Fair value adjustments on contingent considerations are reflected within Other expense, net in the Consolidated Statements of Income (Loss).

The contingent consideration is classified on the Consolidated Balance Sheets based on expected payment dates. As of December 31, 2022, $9.4 million and $46.5 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets. As of December 31, 2021, $23.8 million was included within Other noncurrent liabilities on the Consolidated Balance Sheets.

The significant inputs and assumptions that were used in the contingent consideration valuations as of December 31, 2022 related to volatility ranged from 25% to 49%.

We expect to make payments on the contingent consideration in 2023, 2024 and 2025. For more information relating to contingent consideration, see Note 3 (Business Combinations).

Note 5. Revenue

Revenue Summary. In the table below (in thousands), revenue is disaggregated by major products and services. The Company only has one reportable segment; therefore, further disaggregation is not applicable at this time.

	Year Ended December 31,
Major products and services	2022	2021	2020
Subscription advertising and digital solutions	$540,829	$518,270	$436,441
Display advertising	88,397	85,169	84,630
Pay per lead	9,351	12,346	18,557
Other	15,299	7,898	7,875
Total revenue	$653,876	$623,683	$547,503

Note 6. Goodwill and Other Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Asset Summary. The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2020	$—	$390,020
Additions (1)	26,227	—
December 31, 2021	$26,227	$390,020
Additions (1)	76,860	—
Adjustments (2)	(231)	—
December 31, 2022	$102,856	$390,020

(1)
In connection with the CreditIQ and Accu-Trade acquisitions, the Company recorded preliminary goodwill in the amount of $26.2 million and $76.9 million, respectively. No impairment was noted for the years ended December 31, 2022 and 2021. For more information on the acquisition, see Note 3 (Business Combinations).

(2)
During the year ended December 31, 2022, the Company recorded a purchase accounting adjustment related to CreditIQ.

Goodwill and Indefinite-Lived Intangible Asset 2020 Impairments. In March 2020, the Company determined there was a triggering event, caused by the economic impacts of the COVID-19 pandemic and related restrictions. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it has since spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The pandemic resulted in governmental authorities around the country implementing numerous measures to contain the virus, such as quarantines, shelter-in-place orders and business shutdowns (the “related restrictions”). The related restrictions have had, and the Company expects they will continue to have, a negative impact on regional and national economies and the automotive industry for an uncertain duration.

During the first quarter of 2020, the COVID-19 pandemic and related restrictions caused a widespread increase in unemployment and resulted in reduced consumer spending and an economic recession. As a result of overall uncertainty related to the automotive industry, in the second half of March 2020, the Company’s customers began to adjust, reduce or suspend their operating and marketing activities. This resulted in decreased subscription revenue and reduced demand for the Company’s services. The effects of the COVID-19 pandemic, particularly reduced consumer spending and the discounts that the Company provided its dealer customers in the second quarter of 2020, negatively impacted its results of operations, cash flows and financial position. Thus, the amount and timing of future

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

cash flows, used in the valuation models to estimate the fair value of the Company’s assets, were significantly and negatively impacted by the COVID-19 pandemic.

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

2021 and 2022 Goodwill and Indefinite-Lived Intangible Asset Impairment Test. The Company performed impairment tests for goodwill and the indefinite-lived intangible asset. The Company performed a qualitative assessment that considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. After performing this assessment, the Company concluded there were no indicators of impairment and therefore, the Company did not perform a quantitative test and did not record an impairment to goodwill or the indefinite-lived intangible asset.

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$833,847	$(556,053)	$277,794	$832,540	$(487,782)	$344,758
Acquired software	73,626	(48,288)	25,338	60,700	(40,981)	19,719
Other trade names	26,246	(12,310)	13,936	24,800	(9,873)	14,927
Content library	2,100	(2,100)	—	2,100	(2,100)	—
Total	$935,819	$(618,751)	$317,068	$920,140	$(540,736)	$379,404

As of December 31, 2022, projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2023	$76,634
2024	74,028
2025	59,285
2026	37,876
2027	31,619
Thereafter	37,626
Total	$317,068

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

Term Loan. As of December 31, 2022, the outstanding principal amount under the Term Loan was $66.3 million and the interest rate in effect was 6.7%. During the year ended December 31, 2022, the Company made $11.3 million in Term Loan payments.

Revolving Loan. As of December 31, 2022, the outstanding borrowings under the Revolving Loan were $15.0 million and the interest rate in effect was 6.4%. During the twelve months ended December 31, 2022, the Company borrowed $45.0 million and made $30.0 million in Revolving Loan payments. As of December 31, 2022, $215.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with our Credit Agreement, and were 0.4x and 5.7x as of December 31, 2022, respectively.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Debt Issuance Costs. Debt issuance costs related to the various amendments and issuances were $11.1 million and $14.3 million as of December 31, 2022 and December 31, 2021, respectively. Depending on the nature of the debt issuance costs and the underlying debt to which it relates, they are recorded as either a reduction of debt and accreted using the effective interest method or as a deferred asset and accreted using the straight-line method with the amortization recorded in Interest expense, net on the Consolidated Statements of Income (Loss).

Debt Extinguishment. The Third Amendment resulted in a partial extinguishment of $1.8 million of the previously capitalized debt issuance costs which is included in Other expense, net in the Consolidated Statements of Income (Loss) for the year ended December 31, 2020.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the debt agreements are guaranteed by the Company and its subsidiary guarantors. The Guarantors secured their respective obligations under the debt agreements by granting liens in favor of the agent on substantially all of their assets. The terms of the debt agreement include representations and warranties, affirmative and

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2022, the Company is in compliance with the covenants under its debt agreements.

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. As of December 31, 2022, the Company’s contractual payments under then-outstanding long-term debt agreements in each of the next five calendar years and thereafter are as follows (in thousands):

2023	$16,250
2024	20,000
2025	45,000
2026	—
2027	—
Thereafter	400,000
Total	$481,250

Note 8. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the initial Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company is locked into a fixed rate of interest of 2.96%, on a notional amount of $300 million until May 31, 2022. The Swap was initially designated as a cash flow hedge of interest rate risk.

During the second quarter of 2020, the Company entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive loss was frozen and then was ratably reclassified into Net income (loss) over the remaining life of the Swap through Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss). Subsequent to the second amendment, any changes in the fair value of the Swap were recorded within Other expense, net on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2020, the Company entered into the third amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, the Company wrote-off a proportional amount of the frozen Accumulated other comprehensive loss balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. The Company will continue to amortize the remaining Accumulated other comprehensive loss to Interest expense, net and Income tax expense (benefit) within the Consolidated Statements of Income (Loss) through the remainder of the term of the Swap. Any changes in the fair value of the Swap will continue to be recorded within Other expense, net on the Consolidated Statements of Income (Loss).

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the Swap was an unrealized loss of $3.5 million, which is recorded in Other accrued liabilities on the Consolidated Balance Sheets. During the years ended December 31, 2022, 2021 and 2020, $2.4 million, $5.7 million and $11.1 million was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net, respectively. During the years ended December 31, 2022, 2021 and 2020 the Company made payments of $3.3 million, $8.6 million and $7.0 million related to the Swap. During the years ended December 31, 2022, 2021 and 2020, $0.4 million, $0.9 million and $1.3 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income (Loss).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a lease of office space in Chicago, Illinois, which is our most material lease. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease.

As of December 31, 2022, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, is as follows (in thousands):

2023	$4,042
2024	4,154
2025	4,570
2026	4,684
2027	3,991
Thereafter	17,750
Total minimum lease payments	39,191
Less: Imputed interest (1)	(10,652)
Present value of the minimum lease payments	28,539
Less: Current maturities of lease obligations	(1,984)
Long-term lease obligations	$26,555

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

As of December 31, 2022 and 2021, the Company’s operating lease assets, included in Investments and other assets, net, were $13.7 million and $14.6 million, respectively, and operating lease liabilities were $28.5 million and $30.8 million, respectively, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received in 2017 related to the lease in Chicago, Illinois.

Other information related to the Company’s operating leases for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands, except months and percentages):

	Year Ended December 31,
Income statement information:	2022	2021	2020
Operating lease cost	$2,993	$3,541	$3,848
Short-term lease cost	137	600	856
Variable lease cost	3,443	3,034	2,834
Total lease cost	$6,573	$7,175	$7,538

Other information:
Cash paid for operating leases	$4,470	$4,856	$3,320
Weighted-average remaining lease term (in months)	101	112	122
Weighted-average discount rate as of December 31,	7.5%	7.4%	7.4%

Note 10. Commitments and Contingencies

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

Note 11. Stockholders' Equity

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The Company funds the share repurchase program principally with cash from operations. During the year ended December 31, 2022, the Company repurchased and subsequently retired 4.2 million shares for $49.0 million at an average price per share of $11.75.

Note 12. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18.0 million common shares may be issued under the Omnibus Plan. As of December 31, 2022, there were 6.8 million common shares available for future grants. The Company issues new shares of CARS common stock for shares delivered under the Omnibus Plan.

Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$22,342	$21,431	$15,155
Income tax benefit related to stock-based compensation expense	—	—	—

Stock-based compensation expense by financial statement line item on the Company’s Consolidated Statements of Income (Loss) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue and operations	$955	$876	$593
Product and technology	6,647	5,455	3,314
Marketing and sales	4,921	5,202	3,612
General and administrative	9,819	9,898	7,636
Total	$22,342	$21,431	$15,155

For the years ended December 31, 2022 excluded from stock-based compensation expense is $0.1 million of capitalized internally developed technology costs.

Information related to outstanding stock-based compensation awards as of December 31, 2022 for restricted share units (“RSUs”), performance share units (“PSUs”), stock options and the Cars.com Employee Stock Purchase Plan (“ESPP”) is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$29,099	2.0
PSUs	533	2.2
Stock Options	2,993	1.7
ESPP	251	0.3
Total	$32,876

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and four years and the fair value of the RSUs is equal to the Company's common stock price on the date

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

of grant. RSU activity for the year ended December 31, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,683	$10.95
Granted	2,526	14.21
Vested and delivered	(1,598)	10.65
Forfeited	(840)	12.68
Outstanding as of December 31, 2022 (1)	3,771	12.88

(1)
Includes 63 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $14.94 and $5.87, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $16.9 million, $14.7 million and $8.9 million, respectively.

Performance Share Units. PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the year ended December 31, 2022 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	142	$23.98
Granted	305	14.84
Vested and delivered	(142)	23.98
Forfeited	(60)	15.07
Outstanding as of December 31, 2022	245	14.78

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the year ended December 31, 2022 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	804	$5.27	8.58	$5,754
Granted	263	9.39	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2022	1,067	6.28	7.98	4,296
Exercisable as of December 31, 2022	—	—	—	—

The fair value of the stock options granted during the years ended December 31, 2022, 2021 and 2020 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	2022	2021	2020
Risk-free interest rate	2.21%	1.15%	1.01%
Weighted-average volatility	65.22%	69.00%	53.08%
Dividend yield	0%	0%	0%
Expected years until exercise	6.5	6.5	6.5

Employee Stock Purchase Plan ("ESPP"). Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase CARS common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of CARS at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2022, 2.1 million shares were available for issuance under the ESPP. The Company issued 0.2 million, 0.2 million and 0.3 million shares related to the ESPP and recorded $0.6 million, $0.7 million and $0.7 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 13. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing Net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the Accu-Trade Acquisition, the Company may pay up to $15.0 million of the contingent consideration in stock at a future date. Those potential shares have been excluded from the computations below because they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computations of the Company’s basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$17,206	$10,791	$(789,106)
Basic weighted-average common shares outstanding	68,215	68,727	67,241
Effect of dilutive stock-based compensation awards (1)	1,434	2,610	—
Diluted weighted-average common shares outstanding	69,649	71,337	67,241
Earnings (loss) per share, basic	$0.25	$0.16	$(11.74)
Earnings (loss) per share, diluted	0.25	0.15	(11.74)

(1)
There were 2,033, 1,304 and 2,727 potential common shares excluded from diluted weighted-average common shares outstanding for the years ended December 31, 2022, 2021 and 2020 respectively, as their inclusion would have had an anti-dilutive effect.

Note 14. Income Taxes

Selected Information Related to Income Taxes. Significant components of Income (Loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$22,533	$9,444	$(938,248)
Non-U.S.	43	39	1,839
Income (loss) before income taxes	$22,576	$9,483	$(936,409)

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$2,991	$516	$(13,799)
U.S. state and local	1,122	1,267	715
Non-U.S.	(26)	(164)	164
Total current income tax expense (benefit)	4,087	1,619	(12,920)
Deferred:
U.S. federal	579	(2,599)	(100,211)
U.S. state and local	671	(332)	(34,181)
Non-U.S.	33	4	9
Total deferred income tax expense (benefit)	1,283	(2,927)	(134,383)
Income tax expense (benefit)	$5,370	$(1,308)	$(147,303)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands, except percentages):

	Year Ended December 31,
	2022		2021		2020
	$	%	$	%	$	%
Income tax provision (benefit) at statutory rate	$4,743	21.0%	$1,994	21.0%	$(196,646)	21.0%
State income taxes, net of federal income tax expense (benefit)	1,122	5.0	378	4.0	(37,566)	4.0
Nondeductible executive compensation	1,974	8.7	1,365	14.4	625	(0.1)
Nondeductible transaction expenses	(2,608)	(11.6)	2,638	27.8	—	—
Tax credits	(1,455)	(6.4)	(2,379)	(25.1)	(2,375)	0.3
Goodwill impairment	—	—	—	—	(13,683)	1.5
Effect of change in apportionment factors	—	—	—	—	(2,228)	0.2
NOL carrybacks rate differential	—	—	—	—	(3,270)	0.3
Stock-based compensation	(1,432)	(6.3)	(3,010)	(31.7)	1,062	(0.1)
Return to provision adjustments	4,627	20.5	(453)	(4.8)	(289)	—
Uncertain tax positions	(4,042)	(17.9)	1,551	16.4	1,317	(0.1)
Valuation allowance	1,194	5.3	(3,943)	(41.6)	106,042	(11.3)
Other, net	1,247	5.5	551	5.8	(292)	—
Income tax expense (benefit)	$5,370	23.8%	$(1,308)	(13.8)%	$(147,303)	15.7%

Deferred Tax Assets and Liabilities. The Company has recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $2.5 million and $10.6 million as of December 31, 2022, and 2021, respectively. The federal NOL, and a small portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.

The Company also has recorded deferred tax assets related to federal and state research and development (“R&D”) tax credit carryforwards of $1.2 million and $4.2 million, net of uncertain tax positions, as of December 31, 2022, and 2021, respectively. The federal and state R&D tax credits generally may be carried forward 20 years and 5 years, respectively.

The Tax Cuts and Jobs Act enacted in December 2017, amended Internal Revenue Code Section 174 to require that specific research and experimental expenditures be capitalized and amortized over five years (15 years for non-U.S. R&D expenditures) beginning in the Company’s 2022 fiscal year.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax liabilities:
Definite lived intangibles	$—	$(16,973)
Depreciation	(5,787)	(8,428)
Indefinite lived intangibles	(4,237)	—
Right of use assets	(3,445)	(3,687)
Other	(2,833)	(1,708)
Total deferred tax liabilities	$(16,302)	$(30,796)
Deferred income tax assets:
Accrued compensation	$8,748	$10,613
Capitalized research and development costs	15,242	—
Definite lived intangibles	239	—
Goodwill	79,994	91,756
Indefinite lived intangibles	—	5,734
Lease obligations	7,161	7,762
NOL and tax credit carryforwards	3,688	14,804
Other	3,171	2,286
Total deferred tax assets	$118,243	$132,955
Less: Valuation allowance	(103,294)	(102,099)
Net deferred tax (liability) asset	$(1,353)	$60

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Investments and other assets, net	$48	$60
Other noncurrent liabilities	(1,401)	—
Net deferred tax (liability) asset	$(1,353)	$60

Uncertain Tax Positions. A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance as of January 1	$9,851	$8,788
Additions based on tax positions related to the current year	382	550
Additions for tax positions of prior years	294	862
Reductions for tax positions of prior years	(7,974)	(349)
Balance as of December 31	$2,553	$9,851

The Company believes it is reasonably possible that within the next twelve months the amount of the Company's uncertain tax positions may be decreased by approximately $0.4 million. The Company has recorded its best estimate of the potential exposure for these issues. As of December 31, 2022, 2021 and 2020, the Company had $0.3 million, $2.6 million, and $1.6 million, respectively, of uncertain tax positions that if recognized, would affect the annual tax rate.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

performance. The Company’s CODM is the CARS Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated financial results.

For the years ended December 31, 2022, 2021 and 2020, the Company had one operating and reportable segment. For the years ended December 31, 2022, 2021 and 2020, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2022, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022 included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2022 and 2021, the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. Information about aggregate fees billed to us by our principal accountant, Ernst & Young LLP (PCAOB ID No. 42) will be included under the caption “Independent Auditor Fees” in the definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The financial statements required by this item are listed in Part II, Item 8., “Financial Statements and Supplementary Data” herein.

(2)
Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020.

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

4.3**	First Supplemental Indenture, dated November 17, 2021 among CreditIQ, Inc., Cars.com Inc. and Wilmington Trust, National Association, as trustee

4.4**

First Supplemental Indenture, dated November 17, 2021 among CreditIQ, Inc., Cars.com Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Cars.com Inc.’s Annual Report on Form 10-K for the fiscal year end December 31, 2021, File No. 001-37869)

10.1**

Credit Agreement dated as of May 31, 2017 among Cars.com Inc., as Borrower, each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

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

10.21**^

Letter Agreement, dated February 25, 2022, between Cars.com LLC and Angelique Strong Marks (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 10-Q filed on August 3, 2022, File No. 001-37869).

10.22**^	Letter Agreement dated March 30, 2022, between Cars.com LLC and Jeanette Tomy (incorporated by reference to Exhibit 10.2 to Cars.com Inc.’s Form 10-Q filed on August 3, 2022, File No. 001-37869).

10.23**^	Letter Agreement dated April 30, 2022, between Cars.com LLC and James Rogers (incorporated by reference to Exhibit 10.3 to Cars.com Inc.’s Form 10-Q filed on August 3, 2022, File No. 001-37869).

10.24**^

Employment Offer Letter, dated September 7, 2022 between Cars.com LLC and Sonia Jain (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 4, 2022, File No. 001-37869)

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

Cars.com Inc.

Date: February 23, 2023	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: February 23, 2023	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	Director, Chief Executive Officer	February 23, 2023
T. Alex Vetter	(Principal Executive Officer)

/s/ Sonia Jain	Chief Financial Officer	February 23, 2023
Sonia Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 23, 2023
Scott Forbes

/s/ Jerri DeVard	Director	February 23, 2023
Jerri DeVard

/s/ Jill Greenthal	Director	February 23, 2023
Jill Greenthal

/s/ Thomas Hale	Director	February 23, 2023
Thomas Hale

/s/ Michael Kelly	Director	February 23, 2023
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 23, 2023
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 23, 2023
Greg Revelle

/s/ Jenell Ross	Director	February 23, 2023
Jenell Ross

/s/ Bala Subramanian	Director	February 23, 2023
Bala Subramanian

/s/ Bryan Wiener	Director	February 23, 2023
Bryan Wiener

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2022	$1,665	$1,888	$(2,314)	$651	$1,890
2021	4,364	164	(3,268)	405	1,665
2020	5,045	4,380	(5,330)	269	4,364