Form 10-Q
period 2023-03-31
Cars.com Inc.
filed 2023-05-04
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the registrant had 66,721,646 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,838	$31,715
Accounts receivable, net	114,035	107,930
Prepaid expenses	11,369	8,377
Other current assets	409	605
Total current assets	144,651	148,627
Property and equipment, net	45,692	45,218
Goodwill	102,856	102,856
Intangible assets, net	687,930	707,088
Investments and other assets, net	21,092	21,081
Total assets	$1,002,221	$1,024,870
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$17,424	$18,230
Accrued compensation	12,412	19,316
Current portion of long-term debt, net	15,444	14,134
Other accrued liabilities	62,068	54,332
Total current liabilities	107,348	106,012
Noncurrent liabilities:
Long-term debt, net	438,739	458,249
Other noncurrent liabilities	71,147	76,179
Total noncurrent liabilities	509,886	534,428
Total liabilities	617,234	640,440
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,850 and 66,287 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	668	662
Additional paid-in capital	1,501,016	1,511,944
Accumulated deficit	(1,116,697)	(1,128,176)
Total stockholders' equity	384,987	384,430
Total liabilities and stockholders' equity	$1,002,221	$1,024,870

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Dealer	$149,843	$140,416
OEM and National	13,543	15,174
Other	3,682	2,617
Total revenue	167,068	158,207
Operating expenses:
Cost of revenue and operations	29,795	27,752
Product and technology	24,101	21,307
Marketing and sales	58,297	57,094
General and administrative	18,304	16,560
Depreciation and amortization	24,042	24,553
Total operating expenses	154,539	147,266
Operating income	12,529	10,941
Nonoperating expense:
Interest expense, net	(8,244)	(9,330)
Other income, net	8,239	208
Total nonoperating expense, net	(5)	(9,122)
Income before income taxes	12,524	1,819
Income tax expense (benefit)	1,045	(2,521)
Net income	$11,479	$4,340
Weighted-average common shares outstanding:
Basic	66,530	69,463
Diluted	67,747	70,899
Earnings per share:
Basic	$0.17	$0.06
Diluted	0.17	0.06

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$11,479	$4,340
Other comprehensive income, net of tax:
Reclassification of Accumulated other comprehensive loss on interest rate swap into Net income	—	1,202
Total other comprehensive income	—	1,202
Comprehensive income	$11,479	$5,542

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	11,479	—	11,479
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(413)	(4)	(7,170)	—	—	(7,174)
Shares issued in connection with stock-based compensation plans, net	—	—	976	10	(9,807)	—	—	(9,797)
Stock-based compensation	—	—	—	—	6,049	—	—	6,049
Balance at March 31, 2023	—	$—	66,850	$668	$1,501,016	$(1,116,697)	$—	$384,987

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	4,340	—	4,340
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Repurchases of common stock	—	—	(338)	(3)	(4,997)	—	—	(5,000)
Shares issued in connection with stock-based compensation plans, net	—	—	971	9	(7,705)	—	—	(7,696)
Stock-based compensation	—	—	—	—	5,221	—	—	5,221
Balance at March 31, 2022	—	$—	69,803	$698	$1,537,231	$(1,141,042)	$(800)	$396,087

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,479	$4,340
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	4,884	4,014
Amortization of intangible assets	19,158	20,539
Amortization of Accumulated other comprehensive loss on interest rate swap	—	1,417
Changes in fair value of contingent consideration	(8,259)	—
Stock-based compensation	5,982	5,221
Deferred income taxes	(228)	(374)
Provision for doubtful accounts	447	27
Amortization of debt issuance costs	781	816
Amortization of deferred revenue related to Accu-Trade Acquisition	(883)	(442)
Other, net	134	87
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,552)	4,442
Prepaid expenses and other assets	(3,039)	(3,073)
Accounts payable	(859)	1,081
Accrued compensation	(6,904)	(13,488)
Other liabilities	12,000	5,751
Net cash provided by operating activities	28,141	30,358
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(64,770)
Capitalization of internally developed technology	(5,172)	(3,516)
Purchase of property and equipment	(199)	(492)
Net cash used in investing activities	(5,371)	(68,778)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	45,000
Payments of long-term debt	(18,750)	(2,500)
Payments for stock-based compensation plans, net	(9,797)	(7,696)
Repurchases of common stock	(7,100)	(5,000)
Net cash (used in) provided by financing activities	(35,647)	29,804
Net decrease in cash and cash equivalents	(12,877)	(8,616)
Cash and cash equivalents at beginning of period	31,715	39,069
Cash and cash equivalents at end of period	$18,838	$30,453
Supplemental cash flow information:
Cash paid for income taxes	$96	$17
Cash paid for interest and swap	1,486	2,743

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

In addition to Cars.com™, the Company’s brands include Dealer Inspire®, a website and digital solutions provider enabling dealers to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ®, digital financing technology and Accu-Trade™, vehicle valuation and appraisal technology. The Company's portfolio of brands also includes NewCars.com®.

Basis of Presentation. These accompanying unaudited interim Consolidated Financial Statements (“Consolidated Financial Statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 23, 2023 (the “December 31, 2022 Financial Statements”).

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2022 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

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

	Three Months Ended March 31,
Major products and services	2023	2022
Subscription advertising and digital solutions	$137,334	$132,247
Display advertising	23,857	21,049
Pay per lead	2,275	2,417
Other	3,602	2,494
Total revenue	$167,068	$158,207

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 3. Business Combinations

Accu-Trade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a MADE Logistics (collectively, “Accu-Trade”), which provides dealers with VIN-specific vehicle valuation and appraisal data, instant offer capabilities and logistics technology (the “Accu-Trade Acquisition”).

The Company expensed as incurred total acquisition costs of $2.0 million, of which zero and $0.9 million were recorded during the three months ended March 31, 2023 and 2022, respectively. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The Accu-Trade Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Cash consideration	$64,663
Other consideration (1)	5,300
Contingent consideration (2)	23,936
Total purchase consideration	$93,899

Assets acquired (3)	$1,595
Identified intangible assets (4)	15,679
Total assets acquired	17,274
Total liabilities assumed (5)	(235)
Net identifiable assets	17,039
Goodwill	76,860
Total purchase consideration	$93,899

(1)
In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the Accu-Trade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and was amortized into Other revenue on the Consolidated Statements of Income over the one-year contract term. The revenue related to the non-cash consideration of $0.9 million and $0.4 million is a non-cash reconciling item titled Amortization of deferred revenue related to Accu-Trade Acquisition on the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, respectively. As of the end of the first quarter of 2023, this agreement has ended.
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

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of March 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$47,612	$—	$—	$47,612
Total	$47,612	$—	$—	$47,612

		Fair value measurement at reporting date
	Total as of December 31, 2022	Level 1	Level 2	Level 3
Contingent consideration	$55,871	$—	$—	$55,871
Total	$55,871	$—	$—	$55,871

The roll-forward of the Level 3 contingent consideration from December 31, 2022 is as follows (in thousands):

	As of December 31, 2022	Fair Value Adjustment (1)	As of March 31, 2023
Contingent consideration	$55,871	$(8,259)	$47,612

(1)
Fair value adjustments on contingent considerations are reflected within the Other income, net line on the Consolidated Statements of Income.

The contingent consideration is classified on the Consolidated Balance Sheets based on expected payment dates. As of March 31, 2023, $6.2 million and $41.4 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets, respectively. As of December 31, 2022, $9.4 million and $46.5 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets.

As of March 31, 2023, other than projected financial information, volatility was the only significant input and assumption in the contingent consideration valuations. The volatility input ranged from 25% to 51%.

We expect to make payments on the contingent consideration in 2023, 2024 and 2025. For more information relating to contingent consideration, see Note 3 (Business Combinations).

NOTE 5. Debt

As of March 31, 2023, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of March 31, 2023, the outstanding principal amount under the Term Loan was $62.5 million and the interest rate in effect was 7.2%. During the three months ended March 31, 2023, the Company made $3.8 million in Term Loan payments.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Revolving Loan. As of March 31, 2023, $230.0 million was available to borrow under the Revolving Loan. The Company paid down $15.0 million and had zero drawdowns on the Revolving Loan during the three months ended March 31, 2023. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which are calculated in accordance with the Company's Credit Agreement, and were 0.3x and 5.7x as of March 31, 2023, respectively.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of March 31, 2023 and December 31, 2022 were as follows (in millions):

	March 31, 2023	December 31, 2022
Fair value	$440.2	$435.4
Carrying value	462.5	481.3

NOTE 6. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan and Revolving Loan prior to the October 2020 refinancing, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company was locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was recorded in Accumulated other comprehensive loss at that time was amortized into Interest expense, net in the Consolidated Statements of Income ratably over the remaining term of the Swap.

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, zero and $1.4 million, respectively was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net. During the three months ended March 31, 2022, the Company made payments of $2.1 million related to the Swap and $0.2 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax expense (benefit) on the Consolidated Statements of Income.

NOTE 7. Commitments and Contingencies

From time to time, the Company may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company is currently not involved in any pending or threatened litigation or claim that if determined adversely against the Company, individually or in the aggregate, would have a material adverse impact on the Company’s financial position, results of operations or cash flows. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its commitments and contingencies that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate.

NOTE 8. Stockholders' Equity

On February 24, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the three months ended March 31, 2023, the Company repurchased and subsequently retired 0.4 million shares for $7.2 million at an average price paid per share of $17.38. During the three months ended

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

March 31, 2022, the Company repurchased and subsequently retired 0.3 million shares for $5.0 million at an average price paid per share of $14.78.

NOTE 9. Stock-Based Compensation

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the three months ended March 31, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,771	$12.88
Granted	1,676	16.47
Vested and delivered	(1,496)	10.53
Forfeited	(26)	14.92
Outstanding as of March 31, 2023 (1)	3,925	$15.29

(1)
Includes 63 RSUs that were vested, but not yet delivered.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the three months ended March 31, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	245	$14.78
Granted	267	16.47
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	512	$15.66

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the three months ended March 31, 2023 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,067	$6.28	7.98	$4,296
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2023	1,067	$6.28	7.73	$9,449
Exercisable as of March 31, 2023	513	$2.80	6.97	$7,134

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

There were no stock options granted during the three months ended March 31, 2023. The fair value of the stock options granted during the three months ended March 31, 2022 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

2022
Risk-free interest rate	2.21%
Weighted-average volatility	65.22%
Dividend yield	0%
Expected years until exercise	6.5

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

	Three Months Ended March 31,
	2023	2022
Net income	$11,479	$4,340
Basic weighted-average common shares outstanding	66,530	69,463
Effect of dilutive stock-based compensation awards (1)	1,217	1,436
Diluted weighted-average common shares outstanding	67,747	70,899
Earnings per share, basic	$0.17	$0.06
Earnings per share, diluted	0.17	0.06

(1)
There were 554 and 1,738 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2023 and March 31, 2022, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 11. Income Taxes

Deferred Tax Asset and Valuation Allowance. The Company has concluded a valuation allowance is required against its deferred tax assets as of March 31, 2023. In reaching this conclusion, in accordance with U.S. GAAP, the Company has evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was sufficient significant negative evidence to require a valuation allowance. Therefore, the Company has recorded a valuation allowance to reduce its deferred tax assets as of March 31, 2023 to the amount that is more likely than not to be realized in future periods. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Effective Tax Rate. The effective income tax rate, expressed by calculating the income tax expense (benefit) as a percentage of income before income tax, was 8.3% for the three months ended March 31, 2023, which varied from the statutory federal income tax rate of 21%, primarily due to the incremental tax deduction that the Company received upon vesting of its equity awards.

(In thousands, except percentages)	Three Months Ended March 31, 2023
Income tax provision at statutory rate	$2,630	21.0%
State income taxes, net of federal income tax benefit	340	2.7
Stock-based compensation	(1,891)	(15.1)
Uncertain tax positions	289	2.3
Valuation allowance	714	5.7
Other, net	(1,037)	(8.3)
Income tax expense	$1,045	8.3%

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. All forward-looking statements contained in this report are qualified by these cautionary statements. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, continuing developments regarding the COVID-19 pandemic, global supply chain shortages, fluctuating fuel prices, rising interest rates, inflation and other factors we think are appropriate. Such forward-looking statements are based on estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. Factors that might cause such differences include, but are not limited to:

•
Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, direct-to-consumer sales models and other macroeconomic issues.
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
•
We rely in part on Internet search engines and mobile application stores to drive traffic to our sites and increase downloads of our mobile applications. If our sites and mobile applications fail to appear prominently in these search results, traffic to our sites and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.
•
We rely on in-house content creation and development to drive organic traffic to our sites and mobile applications.
•
Certain of our third-party service providers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.
•
Our business may be affected by climate change, including physical risks and regulatory changes that may increase our operating costs and impact our ability to deliver services to our customers.
•
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
•
We cannot assure our stockholders that our share repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
•
We do not expect to pay any cash dividends for the foreseeable future.
•
Your percentage of ownership in the Company may be diluted in the future.
•
Certain provisions of our Amended and Restated Certificate of Incorporation, By-laws, and Delaware law may discourage takeovers and limit our ability to use, acquire or develop certain competing businesses.
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

For a detailed discussion of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023, our Current Reports on Form 8-K and our other filings filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements in this report to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

In addition to Cars.com™, our brands include Dealer Inspire®, a website and digital solutions provider enabling dealers to be more efficient through connected digital experiences; FUEL™, an advertising solution providing dealers and OEMs the benefit of leveraging targeted digital video and display marketing to Cars.com’s audience of in-market car shoppers; DealerRater®, a leading car dealer review and reputation management technology solution; CreditIQ®, digital financing technology; and Accu-Trade™, vehicle valuation and appraisal technology. Our portfolio of brands also includes NewCars.com®.

Overview of Results

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$167,068	$158,207
Net income	11,479	4,340

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (in thousands, except for ARPD and percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Traffic	164,782	148,491	11%
Average Monthly Unique Visitors	28,478	26,562	7%

	March 31, 2023	March 31, 2022	% Change	December 31, 2022	QoQ % Change
Dealer Customers	19,186	19,500	(2)%	19,506	(2)%
Monthly Average Revenue Per Dealer	$2,386	$2,291	4%	$2,361	1%

Average Monthly Unique Visitors (“UVs”) and Traffic ("Visits"). UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement they have with our platform.

Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national advertisers and a primary reason they do business with us. We have achieved audience scale as measured by UVs and Traffic, and we drive increased Traffic through a combination of continued growth in UVs and higher repeat visitation and engagement. Traffic increases can result in increased impressions, clicks and other lead events that we can ultimately monetize through our products and services.

The growth in UVs and Traffic for the first three months ended March 31, 2023, was driven by increased consumer demand that we capitalized on as a result of shifts in paid user acquisition strategy and enhancements in our App and Website experiences.

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

Dealer Customers decreased 2% from March 31, 2022 and December 31, 2022, due to elevated cancellations from digital dealers.

Monthly Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning with the three months ended June 30, 2022, Accu-Trade is included in our ARPD metric, which had an immaterial impact on ARPD for the quarterly periods. No prior period has been recast as it would be impracticable to do so.

For the three months ended March 31, 2023, ARPD increased 4% and 1% compared to the three months ended March 31, 2022 and December 31, 2022, respectively. The increase was primarily driven by growth in digital solutions, offset by a reduction in FUEL revenue.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including inventory supply, supply chain disruptions, semiconductor shortages, vehicle acquisition cost, electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors. Changes in vehicle sales volumes in the United States also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, online chat, vehicle financing, appraisal and valuation, instant offer capabilities and our audience targeted marketing solutions, which allows dealers to target in-market shoppers on streaming platforms. The foundation of our continued success is the value we deliver to customers via our large audience of in-market, car shoppers and innovative solutions.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue:
Dealer	$149,843	$140,416	$9,427	7%
OEM and National	13,543	15,174	(1,631)	(11)%
Other	3,682	2,617	1,065	41%
Total revenue	167,068	158,207	8,861	6%
Operating expenses:
Cost of revenue and operations	29,795	27,752	2,043	7%
Product and technology	24,101	21,307	2,794	13%
Marketing and sales	58,297	57,094	1,203	2%
General and administrative	18,304	16,560	1,744	11%
Depreciation and amortization	24,042	24,553	(511)	(2)%
Total operating expenses	154,539	147,266	7,273	5%
Operating income	12,529	10,941	1,588	15%
Nonoperating expense:
Interest expense, net	(8,244)	(9,330)	1,086	(12)%
Other income, net	8,239	208	8,031	***%
Total nonoperating expense, net	(5)	(9,122)	9,117	***%
Income before income taxes	12,524	1,819	10,705	***%
Income tax expense (benefit)	1,045	(2,521)	3,566	***%
Net income	$11,479	$4,340	$7,139	***%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace, digital solutions, including website solutions and Accu-Trade and media products sold to dealer customers, and is typically subscription oriented in nature. Dealer revenue is our largest revenue stream, representing 90% and 89% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Dealer revenue increased $9.4 million or 7% compared to the three months ended March 31, 2022, driven primarily by an increase in digital solutions revenue from March 31, 2022.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represents 8% and 10% of total revenue for the three months ended March 31, 2023 and 2022, respectively. OEM and National revenue decreased $1.6 million or 11%, primarily due to pullbacks in spending from some of our insurance customers in response to certain macroeconomic factors.

Other revenue. Other revenue primarily consists of revenue related to the Accu-Trade license agreement and vehicle listing data sold to third parties, as well as a lead product. Other revenue represents 2% and 1% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Other revenue increased $1.1 million or 41%, primarily due to the Accu-Trade license agreement. For more information, see Note 3 (Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18% of total revenue for the three months ended March 31, 2023 and 2022. Cost of revenue and operations increased, primarily due to higher compensation costs.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represents 14% and 13% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Product and technology expense increased, primarily due to an additional two months of expenses in the current quarter related to the acquisition of Accu-Trade in March 2022 as well as higher compensation and third-party costs, including licenses and consulting.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 35% and 36% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Marketing and sales expense increased, primarily due to higher compensation, partially offset by lower spend due to strong traffic generation in the quarter.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represents 11% and 10% of total revenue for the three months ended March 31, 2023 and 2022, respectively. General and administrative expense increased primarily due to increased compensation costs, including stock-based compensation as well as severance related costs, partially offset by a decrease in transaction-related costs.

Depreciation and amortization. Depreciation and amortization expense decreased, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by depreciation and amortization on additional assets acquired.

Interest expense, net. Interest expense, net decreased by $1.1 million compared to the prior year period due to the maturity of the interest rate swap and a reduction in total indebtedness, partially offset by higher interest rates in 2023. For information related to our debt, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see the Liquidity and Capital Resources section below, Note 3 (Business Combinations) and Note 4 (Fair Value Measurements).

Income tax expense (benefit). The effective income tax rate, expressed by calculating the Income tax expense as a percentage of Income before income taxes, was 8.3% for the three months ended March 31, 2023, and Income tax expense was $1.0 million. The effective income tax rate was different from the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on stock-based compensation.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan, provide adequate liquidity to meet our business needs for the next 12 months and beyond, including those for investments, debt service, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the Third Amendment to the Credit Agreement. For information related to the Credit Amendment, as amended, see Note 5 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of March 31, 2023, Cash and cash equivalents were $18.8 million and including our undrawn Revolving Loan, our total liquidity was $248.8 million.

Indebtedness. As of March 31, 2023, the outstanding aggregate principal amount of our indebtedness was $462.5 million, at an effective interest rate of 6.5%, including $400.0 million of outstanding principal under the bonds, which carries an interest rate of 6.375% and $62.5 million of outstanding principal under the Term Loan which had an interest rate of 7.2% at March 31, 2023.

During the three months ended March 31, 2023, we made $3.8 million in mandatory Term Loan payments and we repaid $15.0 million on our Revolving Loan. As of March 31, 2023, $230.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Interest Coverage Ratio, calculated in accordance with our Credit Agreement, which were 0.3x and 5.7x as of March 31, 2023, respectively. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 24, 2022, we announced that our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the three months ended March 31, 2023, we repurchased and subsequently retired 0.4 million shares for $7.2 million at an average price paid per share of $17.38.

Contingent Consideration. The fair value as of March 31, 2023 for the contingent consideration related to the CreditIQ and Accu-Trade acquisitions was $47.6 million. Within the next twelve months, we expect to pay $6.7 million of the potential contingent consideration amounts discussed below.

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

As part of the CreditIQ Acquisition, we may be required to pay additional cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period through December 2024. For information related to the contingent consideration, see Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q and Note 3 (Business Combinations) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$28,141	$30,358	$(2,217)
Investing activities	(5,371)	(68,778)	63,407
Financing activities	(35,647)	29,804	(65,451)
Net change in cash and cash equivalents	$(12,877)	$(8,616)	$(4,261)

Operating Activities. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities during the three months ended March 31, 2023.

Investing Activities. The decrease in cash used in investing activities was primarily related to the payment for the Accu-Trade Acquisition in 2022.

Financing Activities. During the three months ended March 31, 2023, cash used in financing activities was primarily related to debt repayments, tax payments made in connection with the vesting of certain equity awards and repurchases of common stock. During the three months ended March 31, 2022, cash provided by financing activities was primarily related to $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition, partially offset by tax payments made in connection with the vesting of certain equity awards and repurchases of common stock. For information related to our debt and repurchases of common stock, see Note 5 (Debt) and Note 8 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. There were no significant new accounting pronouncements applicable to us in the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in Part II, Item 7A., of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023. Our exposures to market risk have not changed materially since December 31, 2022.

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

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023, which could materially affect our business, financial condition, results of operations and future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1 through January 31, 2023	83,171	$15.81	83,171	$149,702
February 1 through February 28, 2023	111,934	17.80	111,934	147,710
March 1 through March 31, 2023	217,654	17.77	217,654	143,843
	412,759		412,759

(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.
(2)
On February 24 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares.
(3)
The amounts presented represent the remaining Board of Directors’ authorized value to be spent after each month's repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).
3.2**	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Cars.com Inc.’s Form 8-K filed on October 23, 2018, File No. 001-37869).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: May 4, 2023	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: May 4, 2023	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer