Form 10-Q
period 2023-06-30
Cars.com Inc.
filed 2023-08-03
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, the registrant had 66,468,133 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$28,605	$31,715
Accounts receivable, net	111,237	107,930
Prepaid expenses	10,104	8,377
Other current assets	7,363	605
Total current assets	157,309	148,627
Property and equipment, net	45,201	45,218
Goodwill	102,856	102,856
Intangible assets, net	668,771	707,088
Deferred tax assets, net	91,255	48
Investments and other assets, net	20,151	21,033
Total assets	$1,085,543	$1,024,870
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$19,888	$18,230
Accrued compensation	16,343	19,316
Current portion of long-term debt, net	16,758	14,134
Other accrued liabilities	67,574	54,332
Total current liabilities	120,563	106,012
Noncurrent liabilities:
Long-term debt, net	434,210	458,249
Other noncurrent liabilities	53,313	76,179
Total noncurrent liabilities	487,523	534,428
Total liabilities	608,086	640,440
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,477 and 66,287 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	665	662
Additional paid-in capital	1,499,363	1,511,944
Accumulated deficit	(1,022,571)	(1,128,176)
Total stockholders' equity	477,457	384,430
Total liabilities and stockholders' equity	$1,085,543	$1,024,870

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Dealer	$153,309	$143,987	$303,152	$284,403
OEM and National	12,402	14,144	25,945	29,318
Other	2,465	4,742	6,147	7,359
Total revenue	168,176	162,873	335,244	321,080
Operating expenses:
Cost of revenue and operations	30,415	29,504	60,210	57,256
Product and technology	24,956	23,117	49,057	44,424
Marketing and sales	58,153	54,655	116,450	111,749
General and administrative	17,649	17,211	35,953	33,771
Depreciation and amortization	24,669	23,001	48,711	47,554
Total operating expenses	155,842	147,488	310,381	294,754
Operating income	12,334	15,385	24,863	26,326
Nonoperating expense:
Interest expense, net	(8,150)	(9,047)	(16,394)	(18,377)
Other (expense) income, net	(3,133)	(54)	5,106	154
Total nonoperating expense, net	(11,283)	(9,101)	(11,288)	(18,223)
Income before income taxes	1,051	6,284	13,575	8,103
Income tax (benefit) expense	(93,075)	739	(92,030)	(1,782)
Net income	$94,126	$5,545	$105,605	$9,885
Weighted-average common shares outstanding:
Basic	66,762	69,194	66,646	69,329
Diluted	68,493	70,257	68,118	70,505
Earnings per share:
Basic	$1.41	$0.08	$1.58	$0.14
Diluted	1.37	0.08	1.55	0.14

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$94,126	$5,545	$105,605	$9,885
Other comprehensive income, net of tax:
Reclassification of Accumulated other comprehensive loss on interest rate swap into Net income	—	800	—	2,002
Total other comprehensive income	—	800	—	2,002
Comprehensive income	$94,126	$6,345	$105,605	$11,887

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	11,479	—	11,479
Repurchases of common stock	—	—	(413)	(4)	(7,170)	—	—	(7,174)
Shares issued in connection with stock-based compensation plans, net	—	—	976	10	(9,807)	—	—	(9,797)
Stock-based compensation	—	—	—	—	6,049	—	—	6,049
Balance at March 31, 2023	—	—	66,850	668	1,501,016	(1,116,697)	—	384,987
Net income	—	—	—	—	—	94,126	—	94,126
Repurchases of common stock	—	—	(532)	(5)	(9,987)	—	—	(9,992)
Shares issued in connection with stock-based compensation plans, net	—	—	159	2	726	—	—	728
Stock-based compensation	—	—	—	—	7,608	—	—	7,608
Balance at June 30, 2023	—	$—	66,477	$665	$1,499,363	$(1,022,571)	$—	$477,457

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	4,340	—	4,340
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Repurchases of common stock	—	—	(338)	(3)	(4,997)	—	—	(5,000)
Shares issued in connection with stock-based compensation plans, net	—	—	971	9	(7,705)	—	—	(7,696)
Stock-based compensation	—	—	—	—	5,221	—	—	5,221
Balance at March 31, 2022	—	—	69,803	698	1,537,231	(1,141,042)	(800)	396,087
Net income	—	—	—	—	—	5,545	—	5,545
Other comprehensive income, net of tax	—	—	—	—	—	—	800	800
Repurchases of common stock	—	—	(1,717)	(17)	(18,292)	—	—	(18,309)
Shares issued in connection with stock-based compensation plans, net	—	—	158	1	857	—	—	858
Stock-based compensation	—	—	—	—	6,407	—	—	6,407
Balance at June 30, 2022	—	$—	68,244	$682	$1,526,203	$(1,135,497)	$—	$391,388

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$105,605	$9,885
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	10,394	7,857
Amortization of intangible assets	38,317	39,697
Amortization of Accumulated other comprehensive loss on interest rate swap	—	2,362
Changes in fair value of contingent consideration	(5,182)	—
Stock-based compensation	13,520	11,628
Deferred income taxes	(92,587)	(92)
Provision for doubtful accounts	1,319	463
Amortization of debt issuance costs	1,549	1,630
Amortization of deferred revenue related to Accu-Trade Acquisition	(883)	(1,767)
Other, net	330	173
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,626)	(4,383)
Prepaid expenses and other assets	(8,065)	(6,683)
Accounts payable	1,658	(2,422)
Accrued compensation	(2,973)	(9,904)
Other liabilities	(2,194)	(6,164)
Net cash provided by operating activities	56,182	42,280
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(64,770)
Capitalization of internally developed technology	(10,061)	(7,624)
Purchase of property and equipment	(508)	(931)
Net cash used in investing activities	(10,569)	(73,325)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	45,000
Payments of long-term debt	(22,500)	(5,000)
Payments for stock-based compensation plans, net	(9,069)	(6,838)
Repurchases of common stock	(17,154)	(23,052)
Net cash (used in) provided by financing activities	(48,723)	10,110
Net decrease in cash and cash equivalents	(3,110)	(20,935)
Cash and cash equivalents at beginning of period	31,715	39,069
Cash and cash equivalents at end of period	$28,605	$18,134
Supplemental cash flow information:
Cash paid for income taxes	$12,282	$629
Cash paid for interest and swap	15,541	17,664

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2022 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Major products and services	2023	2022	2023	2022
Subscription advertising and digital solutions	$139,935	$135,432	$277,269	$267,679
Display advertising	23,621	20,859	47,478	41,908
Pay per lead	2,236	2,129	4,511	4,546
Other	2,384	4,453	5,986	6,947
Total revenue	$168,176	$162,873	$335,244	$321,080

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

The Company expensed as incurred total acquisition costs of $2.0 million, of which zero and $1.0 million were recorded during the six months ended June 30, 2023 and 2022, respectively. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

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

(1)
In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the Accu-Trade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and was amortized into Other revenue on the Consolidated Statements of Income over the one-year contract term. The revenue related to the non-cash consideration of $0.9 million and $1.8 million is a non-cash reconciling item titled Amortization of deferred revenue related to Accu-Trade Acquisition on the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, respectively. As of the end of the first quarter of 2023, this agreement has ended.
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

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of June 30, 2023	Level 1	Level 2	Level 3
Contingent consideration	$50,689	$—	$—	$50,689
Total	$50,689	$—	$—	$50,689

		Fair value measurement at reporting date
	Total as of December 31, 2022	Level 1	Level 2	Level 3
Contingent consideration	$55,871	$—	$—	$55,871
Total	$55,871	$—	$—	$55,871

The roll-forward of the Level 3 contingent consideration from December 31, 2022 is as follows (in thousands):

	As of December 31, 2022	Fair Value Adjustment (1)	As of June 30, 2023
Contingent consideration	$55,871	$(5,182)	$50,689

(1)
Fair value adjustments on contingent considerations are reflected within the Other income, net line on the Consolidated Statements of Income.

The Company's contingent consideration obligations are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of certain financial metrics or lender market share. The contingent consideration is classified on the Consolidated Balance Sheets based on expected payment dates. As of June 30, 2023, $25.5 million and $25.2 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets, respectively. As of December 31, 2022, $9.4 million and $46.5 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2023, other than projected financial information, volatility was the only significant input and assumption in the contingent consideration valuations. The volatility input ranged from 25% to 50%.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The Company expects to make payments on the contingent consideration in 2023, 2024 and 2025. For more information relating to contingent consideration, see Note 3 (Business Combinations).

NOTE 5. Debt

As of June 30, 2023, the Company was in compliance with the covenants under its debt agreements.

Term Loan. As of June 30, 2023, the outstanding principal amount under the Term Loan was $58.8 million and the interest rate in effect was 7.3%. During the six months ended June 30, 2023, the Company made $7.5 million in Term Loan payments.

Revolving Loan. As of June 30, 2023, $230.0 million was available to borrow under the Revolving Loan. The Company paid down $15.0 million and had zero drawdowns on the Revolving Loan during the six months ended June 30, 2023. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.3x and 5.7x as of June 30, 2023, respectively.

Fourth Amendment to the Credit Agreement. In the second quarter of 2023, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment, among other things, memorializes certain terms of the Credit Agreement to replace the relevant benchmark provisions from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and makes certain other conforming and mechanical changes. This amendment also included a more favorable credit spread adjustment. Except as modified by the Fourth Amendment, the existing terms of the Credit Agreement remain in effect.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of June 30, 2023 and December 31, 2022 were as follows (in millions):

	June 30, 2023	December 31, 2022
Fair value	$428.5	$435.4
Carrying value	458.8	481.3

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

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. During the six months ended June 30, 2023 and 2022, zero and $2.4 million, respectively was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net. During the six months ended June 30, 2022, the Company made payments of $3.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of Income.

NOTE 7. Commitments and Contingencies

From time to time, the Company may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its commitments and contingencies that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. The

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Company is currently not involved in any pending or threatened litigation or claim that if determined adversely against the Company, individually or in the aggregate, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

NOTE 8. Stockholders' Equity

On February 24, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the six months ended June 30, 2023, the Company repurchased and subsequently retired 0.9 million shares for $17.2 million at an average price paid per share of $18.17. During the six months ended June 30, 2022, the Company repurchased and subsequently retired 2.1 million shares for $23.3 million at an average price paid per share of $11.34.

NOTE 9. Stock-Based Compensation

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the six months ended June 30, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,771	$12.88
Granted	1,804	16.66
Vested and delivered	(1,587)	10.52
Forfeited	(107)	15.59
Outstanding as of June 30, 2023 (1)	3,881	$15.52

(1)
Includes 63 RSUs that were vested, but not yet delivered.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the six months ended June 30, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	245	$14.78
Granted	267	16.47
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of June 30, 2023	512	$15.66

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the six months ended June 30, 2023 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,067	$6.28	7.98	$4,296
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2023	1,067	$6.28	7.48	$10,004
Exercisable as of June 30, 2023	513	$2.80	6.72	$7,401

There were no stock options granted during the six months ended June 30, 2023. The fair value of the stock options granted during the six months ended June 30, 2022 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (1)	$94,126	$5,545	$105,605	$9,885
Basic weighted-average common shares outstanding	66,762	69,194	66,646	69,329
Effect of dilutive stock-based compensation awards (2)	1,731	1,063	1,472	1,176
Diluted weighted-average common shares outstanding	68,493	70,257	68,118	70,505
Earnings per share, basic (1)	$1.41	$0.08	$1.58	$0.14
Earnings per share, diluted (1)	1.37	0.08	1.55	0.14

(1)
The increase in Net income, and basic and diluted earnings per share for the three and six months ended June 30, 2023 is primarily related to the release of a significant portion of the Company's valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and intangible asset impairment. For more information, see Note 11 (Income Taxes).

(2)
There were 282 and 3,141 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended June 30, 2023 and June 30, 2022, respectively, and 428 and 2,774 potential common shares excluded for the six months ended June 30, 2023 and June 30, 2022, respectively, as their inclusion would have had an anti-dilutive effect.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 11. Income Taxes

Deferred Tax Asset and Valuation Allowance. Prior to June 30, 2023, the Company concluded a valuation allowance was required against its deferred tax assets. In reaching this conclusion, in accordance with U.S. GAAP, the Company evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was significant negative evidence to require a valuation allowance. Therefore, the Company recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized in future periods. At each reporting date, the Company evaluates the realizability of its deferred tax assets to determine whether a valuation allowance is warranted.

As of June 30, 2023, the Company evaluated all available evidence and determined that the Company's recent performance and future projections enabled the Company to release a significant portion of the Company's valuation allowance that was previously recorded.

Effective Tax Rate. The effective income tax rate, expressed by calculating the Income tax (benefit) expense as a percentage of income before income tax, substantially differed from the statutory federal income tax rate of 21%, primarily due to the release of a significant portion of the Company's valuation allowance of $103.3 million as of December 31, 2022.

Note About Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as “believe,” “expect,” “project,” “anticipate,” “outlook,” “intend,” “strategy,” “plan,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts,” “mission,” “strive,” “more,” “goal” or similar expressions. All forward-looking statements contained in this report are qualified by these cautionary statements. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, global supply chain shortages, fluctuating fuel prices, rising interest rates, inflation and other factors we think are appropriate. Such forward-looking statements are based on estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. Factors that might cause such differences include, but are not limited to:

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

For a detailed discussion of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and our other filings filed with the SEC and available on our website at investor.cars.com or via EDGAR at www.sec.gov. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements in this report to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$168,176	$162,873	$335,244	$321,080
Net income (1)	94,126	5,545	105,605	9,885

(1)
The Net income for the three and six months ended June 30, 2023 is primarily related to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and intangible asset impairment. For more information, see Note 11 (Income Taxes).

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (in thousands, except for Monthly Average Revenue Per Dealer and percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Traffic	155,957	148,010	5%	320,739	296,500	8%
Average Monthly Unique Visitors	26,949	27,079	—%	27,714	26,820	3%

	June 30, 2023	June 30, 2022	% Change	March 31, 2023	QoQ % Change
Dealer Customers	18,785	19,517	(4)%	19,186	(2)%
Monthly Average Revenue Per Dealer	$2,472	$2,326	6%	$2,386	4%

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

The growth in Traffic for the three months ended June 30, 2023 and the growth in Traffic and UVs for the six months ended June 30, 2023, were driven by increased consumer demand that we capitalized on as a result of shifts in paid user acquisition strategy and enhancements in our App and Website experiences. UVs remained relatively flat for the three months ended June 30, 2023.

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

Dealer Customers decreased 4% and 2% from June 30, 2022 and March 31, 2023, respectively. The change in year-over-year dealer customers was driven in combination by anticipated churn from our 2023 marketplace repackaging initiative and a pull back by digital dealers in previous quarters.

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

For the three months ended June 30, 2023, ARPD increased 6% and 4% compared to the three months ended June 30, 2022 and March 31, 2023, respectively. The increase was primarily driven by the marketplace repackaging initiative, including the adoption of higher tier packages, and growth in digital solutions.

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

Our long-term success will depend in part on our ability to continue to transform our business toward a multi-faceted suite of digital solutions that complement our online marketplace offerings. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include virtual showrooms, online chat, vehicle financing, appraisal and valuation, instant offer capabilities and our audience-targeted marketing solutions, which allows dealers to target in-market shoppers on streaming platforms. The foundation of our continued success is the value we deliver to customers via our large audience of in-market, car shoppers and innovative solutions.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue:
Dealer	$153,309	$143,987	$9,322	6%
OEM and National	12,402	14,144	(1,742)	(12)%
Other	2,465	4,742	(2,277)	(48)%
Total revenue	168,176	162,873	5,303	3%
Operating expenses:
Cost of revenue and operations	30,415	29,504	911	3%
Product and technology	24,956	23,117	1,839	8%
Marketing and sales	58,153	54,655	3,498	6%
General and administrative	17,649	17,211	438	3%
Depreciation and amortization	24,669	23,001	1,668	7%
Total operating expenses	155,842	147,488	8,354	6%
Operating income	12,334	15,385	(3,051)	(20)%
Nonoperating expense:
Interest expense, net	(8,150)	(9,047)	897	(10)%
Other expense, net	(3,133)	(54)	(3,079)	***%
Total nonoperating expense, net	(11,283)	(9,101)	(2,182)	24%
Income before income taxes	1,051	6,284	(5,233)	(83)%
Income tax (benefit) expense	(93,075)	739	(93,814)	***%
Net income	$94,126	$5,545	$88,581	***%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace, digital solutions, including website solutions and Accu-Trade and media products sold to dealer customers, and is typically subscription-oriented in nature. Dealer revenue is our largest revenue stream, representing 91% and 88% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Dealer revenue increased $9.3 million or 6% compared to the three months ended June 30, 2022, driven primarily by growth in solutions revenue, growth in marketplace driven by the marketplace repackaging initiative, partially offset by a reduction in revenue from digital dealers.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represents 7% and 9% of total revenue for the three months ended June 30, 2023 and 2022, respectively. OEM and National revenue decreased $1.7 million or 12%, primarily due to pullbacks in spending from some of our OEM and insurance customers in response to certain macroeconomic factors.

Other revenue. Other revenue primarily consists of revenue related to the Accu-Trade license agreement and vehicle listing data sold to third parties, as well as a lead product. Other revenue represents 2% and 3% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Other revenue decreased $2.3 million or 48%, primarily due to the anticipated expiration in the first quarter of 2023 of the Accu-Trade license agreement entered into as part of the acquisition. For more information, see Note 3 (Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18% of total revenue for the three months ended June 30, 2023 and 2022. Cost of revenue and operations increased, primarily due to higher compensation costs, partially offset by lower third party costs.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represents 15% and 14% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Product and technology expense increased, primarily due to higher compensation and third-party costs, including licenses and consulting.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 35% and 34% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Marketing and sales expense increased, primarily due to higher compensation, as well as higher marketing and advertising costs due to our new advertising campaign.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represents 10% and 11% of total revenue for the three months ended June 30, 2023 and 2022, respectively. General and administrative expense increased primarily due to increased compensation costs, including stock-based compensation, partially offset by a decrease in professional fees and severance related costs.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to depreciation and amortization on additional assets acquired, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net decreased by $0.9 million compared to the prior year period due to the maturity of the interest rate swap and a reduction in total indebtedness, partially offset by higher interest rates in 2023. For information related to our debt, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other expense, net. Other expense, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see the Liquidity and Capital Resources section below, Note 3 (Business Combinations) and Note 4 (Fair Value Measurements).

Income tax (benefit) expense. The Income tax benefit was $93.1 million, primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and intangible asset impairment. For more information, see Note 11 (Income Taxes).

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue:
Dealer	$303,152	$284,403	$18,749	7%
OEM and National	25,945	29,318	(3,373)	(12)%
Other	6,147	7,359	(1,212)	(16)%
Total revenue	335,244	321,080	14,164	4%
Operating expenses:
Cost of revenue and operations	60,210	57,256	2,954	5%
Product and technology	49,057	44,424	4,633	10%
Marketing and sales	116,450	111,749	4,701	4%
General and administrative	35,953	33,771	2,182	6%
Depreciation and amortization	48,711	47,554	1,157	2%
Total operating expenses	310,381	294,754	15,627	5%
Operating income	24,863	26,326	(1,463)	(6)%
Nonoperating expense:
Interest expense, net	(16,394)	(18,377)	1,983	(11)%
Other income, net	5,106	154	4,952	***
Total nonoperating expense, net	(11,288)	(18,223)	6,935	(38)%
Income before income taxes	13,575	8,103	5,472	68%
Income tax benefit	(92,030)	(1,782)	(90,248)	***
Net income	$105,605	$9,885	$95,720	***

*** Not meaningful

Dealer revenue. Dealer revenue is our largest revenue stream, representing 90% and 89% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Dealer revenue increased $18.7 million or 7% compared to the six months ended June 30, 2022, driven primarily by growth in solutions revenue, growth in marketplace driven by the marketplace repackaging initiative offset in part by a reduction in revenue from digital dealers.

OEM and National revenue. OEM and National revenue represents 8% and 9% of total revenue for the six months ended June 30, 2023 and 2022, respectively. OEM and National revenue decreased $3.4 million or 12%, primarily due to pullbacks in spending from some of our OEM and insurance customers in response to certain macroeconomic factors.

Other revenue. Other revenue represents 2% of total revenue for the six months ended June 30, 2023 and 2022. Other revenue decreased $1.2 million or 16%, primarily due to the anticipated expiration in the first quarter of 2023 of the Accu-Trade license agreement entered into as part of the acquisition. For more information, see Note 3 (Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense represents 18% of total revenue for the six months ended June 30, 2023 and 2022. Cost of revenue and operations increased, primarily due to higher compensation costs.

Product and technology. Product and technology expense represents 15% and 14% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Product and technology expense increased, primarily due to higher compensation, including stock-based compensation, as well as third-party costs, including licenses and consulting.

Marketing and sales. Marketing and sales expense represents 35% of total revenue for the six months ended June 30, 2023 and 2022. Marketing and sales expense increased, primarily due to higher compensation, third-party costs and an increase in our provision of doubtful accounts, partially offset by lower spend due to strong traffic generation in the year.

General and administrative. General and administrative expense represents 11% of total revenue for the six months ended June 30, 2023 and 2022. General and administrative expense increased, primarily due to increased compensation costs, including stock-based compensation, as well as severance related costs, partially offset by a decrease in professional fees.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to depreciation and amortization on additional assets acquired, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net decreased by $2.0 million compared to the prior year period due to the maturity of the interest rate swap and a reduction in total indebtedness, partially offset by higher interest rates in 2023. For information related to our debt, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see the Liquidity and Capital Resources section below, Note 3 (Business Combinations) and Note 4 (Fair Value Measurements).

Income tax benefit. The Income tax benefit was $92.0 million, primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and intangible asset impairment. For more information, see Note 11 (Income Taxes).

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facilities. Our positive operating cash flow, along with our Revolving Loan, provide adequate liquidity to meet our business needs for the next 12 months and beyond, including those for investments, debt service, share repurchases, contingent consideration payments and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the Fourth Amendment to the Credit Agreement. For information related to the Credit Amendment, as amended, see Note 7 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of June 30, 2023, Cash and cash equivalents were $28.6 million and including our undrawn Revolving Loan, our total liquidity was $258.6 million.

Indebtedness. As of June 30, 2023, the outstanding aggregate principal amount of our indebtedness was $458.8 million, at an effective interest rate of 6.5%, including $400.0 million of outstanding principal under the bonds, which carries an interest rate of 6.375% and $58.8 million of outstanding principal under the Term Loan which had an interest rate of 7.3% at June 30, 2023.

During the six months ended June 30, 2023, we made $7.5 million in mandatory Term Loan payments and we repaid $15.0 million on our Revolving Loan. As of June 30, 2023, $230.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.3x and 5.7x as of June 30, 2023, respectively. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

In the second quarter of 2023, we entered into an amendment (the “Fourth Amendment”) to the Credit Agreement, dated May 31, 2017. The Fourth Amendment, among other things, memorializes certain terms of the Credit Agreement to replace the relevant benchmark provisions from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and makes certain other conforming and mechanical changes. This amendment also included a more favorable credit spread adjustment. Except as modified by the Fourth Amendment, the existing terms of the Credit Agreement remain in effect.

Share Repurchase Program. On February 24, 2022, we announced that our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2023, we repurchased and subsequently retired 0.9 million shares for $17.2 million at an average price paid per share of $18.17.

Contingent Consideration. The fair value as of June 30, 2023 for the contingent consideration related to the CreditIQ and Accu-Trade acquisitions was $50.7 million. Within the next twelve months, we expect to pay $30.9 million of the potential contingent consideration amounts discussed below.

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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$56,182	$42,280	$13,902
Investing activities	(10,569)	(73,325)	62,756
Financing activities	(48,723)	10,110	(58,833)
Net change in cash and cash equivalents	$(3,110)	$(20,935)	$17,825

Operating Activities. The increase in cash provided by operating activities was primarily related to changes in operating assets and liabilities during the six months ended June 30, 2023.

Investing Activities. The decrease in cash used in investing activities was primarily related to the payment for the Accu-Trade Acquisition in 2022.

Financing Activities. During the six months ended June 30, 2023, cash used in financing activities was primarily related to debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. During the six months ended June 30, 2022, cash provided by financing activities was primarily related to $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition, partially offset by repurchases of common stock and tax payments made in connection with equity award vestings. For information related to our debt and repurchases of common stock, see Note 5 (Debt) and Note 8 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there have been no changes to our critical accounting policies.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended June 30, 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1 through April 30, 2023	154,193	$19.36	154,193	$140,858
May 1 through May 31, 2023	199,420	18.36	199,420	137,196
June 1 through June 30, 2023	178,602	18.73	178,602	133,852
	532,215		532,215

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Plan

On May 24, 2023, Alex Vetter, Chief Executive Officer and Director of the Company, adopted a written pre-arranged trading plan to sell shares of the Company's common stock (the “Plan”). The Plan was adopted during an open trading window and is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 10b5-1 permits a person to adopt written, pre-arranged plans for trading in a company’s securities under specified conditions and for specified periods of time when such person is not in possession of material, non-public information about the company.

Under the Plan, a maximum of 212,000 shares of the Company’s common stock may be sold on multiple predetermined dates starting on August 24, 2023 and ending no later than August 26, 2024. The purpose of the Plan is for estate and family financial planning and to provide asset diversification. The transactions under the Plan will be disclosed publicly through Form 4 and Form 144 filings, as applicable, with the SEC.

Amendment to Credit Agreement

On June 23, 2023, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement which, among other things, memorializes certain terms of the Credit Agreement to replace the relevant benchmark provisions from LIBOR to SOFR and makes certain other conforming and mechanical changes. This amendment also included a more favorable credit spread adjustment. Except as modified by the Fourth Amendment, the existing terms of the Credit Agreement remain in effect.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Fourth Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

J.P. Morgan Chase Bank, N.A., ("JPMorgan") is a lender and the administrative agent under the Credit Agreement. The Company has various relationships with JPMorgan and its respective affiliates. In addition, JPMorgan, or its respective affiliates, have had in the past, and may have in the future, various relationships with the Company involving the provision of financial or other advisory services, including cash management, investment banking and brokerage services. JPMorgan, or its respective affiliates, have received, and may in the future receive, customary principal and interest payments, fees and expenses for these services.

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
10.1*

Fourth Amendment to Credit Agreement dated as of June 23, 2023 among Cars.com Inc., each lender from time to time party thereto, the other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: August 3, 2023	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: August 3, 2023	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer