Form 10-Q
period 2023-09-30
Cars.com Inc.
filed 2023-11-02
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2023

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

As of October 26, 2023, the registrant had 66,229,411 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$49,085	$31,715
Accounts receivable, net	118,285	107,930
Prepaid expenses	13,537	8,377
Other current assets	8,429	605
Total current assets	189,336	148,627
Property and equipment, net	44,005	45,218
Goodwill	102,856	102,856
Intangible assets, net	649,074	707,088
Deferred tax assets, net	97,490	48
Investments and other assets, net	20,427	21,033
Total assets	$1,103,188	$1,024,870
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$18,703	$18,230
Accrued compensation	21,057	19,316
Current portion of long-term debt, net	18,062	14,134
Other accrued liabilities	73,143	54,332
Total current liabilities	130,965	106,012
Noncurrent liabilities:
Long-term debt, net	429,679	458,249
Other noncurrent liabilities	59,534	76,179
Total noncurrent liabilities	489,213	534,428
Total liabilities	620,178	640,440
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,189 and 66,287 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	662	662
Additional paid-in capital	1,500,428	1,511,944
Accumulated deficit	(1,018,080)	(1,128,176)
Total stockholders' equity	483,010	384,430
Total liabilities and stockholders' equity	$1,103,188	$1,024,870

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Dealer	$157,116	$145,395	$460,268	$429,798
OEM and National	14,549	14,909	40,494	44,227
Other	2,668	4,291	8,815	11,650
Total revenue	174,333	164,595	509,577	485,675
Operating expenses:
Cost of revenue and operations	31,077	28,828	91,287	86,084
Product and technology	25,297	21,425	74,354	65,849
Marketing and sales	60,186	53,615	176,636	165,364
General and administrative	17,785	17,694	53,738	51,465
Depreciation and amortization	25,670	23,134	74,381	70,688
Total operating expenses	160,015	144,696	470,396	439,450
Operating income	14,318	19,899	39,181	46,225
Nonoperating expense:
Interest expense, net	(7,777)	(8,501)	(24,171)	(26,878)
Other (expense) income, net	(3,902)	(13,387)	1,204	(13,233)
Total nonoperating expense, net	(11,679)	(21,888)	(22,967)	(40,111)
Income (loss) before income taxes	2,639	(1,989)	16,214	6,114
Income tax (benefit) expense	(1,852)	952	(93,882)	(830)
Net income (loss)	$4,491	$(2,941)	$110,096	$6,944
Weighted-average common shares outstanding:
Basic	66,773	67,680	66,820	68,775
Diluted	68,508	67,680	68,199	70,023
Earnings (loss) per share:
Basic	$0.07	$(0.04)	$1.65	$0.10
Diluted	0.07	(0.04)	1.61	0.10

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$4,491	$(2,941)	$110,096	$6,944
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(717)	—	(717)
Reclassification of Accumulated other comprehensive loss on interest rate swap into Net income (loss)	—	—	—	2,002
Total other comprehensive income (loss)	—	(717)	—	1,285
Comprehensive income (loss)	$4,491	$(3,658)	$110,096	$8,229

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	11,479	—	11,479
Repurchases of common stock	—	—	(413)	(4)	(7,170)	—	—	(7,174)
Shares issued in connection with stock-based compensation plans, net	—	—	976	10	(9,807)	—	—	(9,797)
Stock-based compensation	—	—	—	—	6,049	—	—	6,049
Balance at March 31, 2023	—	—	66,850	668	1,501,016	(1,116,697)	—	384,987
Net income	—	—	—	—	—	94,126	—	94,126
Repurchases of common stock	—	—	(532)	(5)	(9,987)	—	—	(9,992)
Shares issued in connection with stock-based compensation plans, net	—	—	159	2	726	—	—	728
Stock-based compensation	—	—	—	—	7,608	—	—	7,608
Balance at June 30, 2023	—	—	66,477	665	1,499,363	(1,022,571)	—	477,457
Net income	—	—	—	—	—	4,491	—	4,491
Repurchases of common stock	—	—	(344)	(4)	(6,425)	—	—	(6,429)
Shares issued in connection with stock-based compensation plans, net	—	—	56	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,491	—	—	7,491
Balance at September 30, 2023	—	$—	66,189	$662	$1,500,428	$(1,018,080)	$—	$483,010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	4,340	—	4,340
Other comprehensive income, net of tax	—	—	—	—	—	—	1,202	1,202
Repurchases of common stock	—	—	(338)	(3)	(4,997)	—	—	(5,000)
Shares issued in connection with stock-based compensation plans, net	—	—	971	9	(7,705)	—	—	(7,696)
Stock-based compensation	—	—	—	—	5,221	—	—	5,221
Balance at March 31, 2022	—	—	69,803	698	1,537,231	(1,141,042)	(800)	396,087
Net income	—	—	—	—	—	5,545	—	5,545
Other comprehensive income, net of tax	—	—	—	—	—	—	800	800
Repurchases of common stock	—	—	(1,717)	(17)	(18,292)	—	—	(18,309)
Shares issued in connection with stock-based compensation plans, net	—	—	158	1	857	—	—	858
Stock-based compensation	—	—	—	—	6,407	—	—	6,407
Balance at June 30, 2022	—	—	68,244	682	1,526,203	(1,135,497)	—	391,388
Net loss	—	—	—	—	—	(2,941)	—	(2,941)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(717)	(717)
Repurchases of common stock	—	—	(1,433)	(14)	(16,664)	—	—	(16,678)
Shares issued in connection with stock-based compensation plans, net	—	—	39	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,475	—	—	5,475
Balance at September 30, 2022	—	$—	66,850	$668	$1,515,014	$(1,138,438)	$(717)	$376,527

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$110,096	$6,944
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	16,367	11,833
Amortization of intangible assets	58,014	58,855
Amortization of Accumulated other comprehensive loss on interest rate swap	—	2,362
Changes in fair value of contingent consideration	(1,280)	13,360
Stock-based compensation	20,930	17,103
Deferred income taxes	(98,821)	676
Provision for doubtful accounts	2,117	1,047
Amortization of debt issuance costs	2,303	2,440
Amortization of deferred revenue related to Accu-Trade Acquisition	(883)	(3,092)
Other, net	640	279
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,472)	(7,532)
Prepaid expenses and other assets	(13,073)	(7,279)
Accounts payable	473	2,882
Accrued compensation	1,741	(7,885)
Other liabilities	5,428	(702)
Net cash provided by operating activities	91,580	91,291
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(64,770)
Capitalization of internally developed technology	(14,838)	(13,147)
Purchase of property and equipment	(737)	(1,252)
Net cash used in investing activities	(15,575)	(79,169)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	45,000
Payments of long-term debt	(26,250)	(17,500)
Payments for stock-based compensation plans, net	(9,069)	(6,838)
Repurchases of common stock	(23,316)	(39,933)
Net cash used in financing activities	(58,635)	(19,271)
Net increase (decrease) in Cash and cash equivalents	17,370	(7,149)
Cash and cash equivalents at beginning of period	31,715	39,069
Cash and cash equivalents at end of period	$49,085	$31,920
Supplemental cash flow information:
Cash paid for income taxes	$17,107	$741
Cash paid for interest and swap	16,806	19,041

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. d/b/a Cars Commerce (the "Company" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. The Cars Commerce platform spans pretail, retail and post-sale activities, and is organized around the Company’s four industry-leading brands: Cars.com, Dealer Inspire, Accu-Trade, and Cars Commerce Media Network. Cars Commerce simplifies car buying and selling by eliminating complexity and increasing transparency throughout the local retail experience, where sales and service are best facilitated.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2022 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products and services	2023	2022	2023	2022
Subscription advertising and digital solutions	$142,627	$135,433	$419,896	$403,112
Display advertising	26,845	22,699	74,323	64,607
Pay per lead	2,269	2,381	6,780	6,927
Other	2,592	4,082	8,578	11,029
Total revenue	$174,333	$164,595	$509,577	$485,675

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

The Company expensed as incurred total acquisition costs of $2.0 million, of which zero and $1.1 million were recorded during the nine months ended September 30, 2023 and 2022, respectively. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income (Loss).

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

(1)
In connection with the Accu-Trade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the Accu-Trade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and was amortized into Other revenue on the Consolidated Statements of Income (Loss) over the one-year contract term. The revenue related to the non-cash consideration of $0.9 million and $3.1 million is a non-cash reconciling item titled Amortization of deferred revenue related to Accu-Trade Acquisition on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, respectively. As of the end of the first quarter of 2023, this agreement has ended.
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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

In connection with the Accu-Trade Acquisition, the Company recorded goodwill in the amount of $76.9 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered deductible for income tax purposes.

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of September 30, 2023	Level 1	Level 2	Level 3
Contingent consideration	$54,591	$—	$—	$54,591
Total	$54,591	$—	$—	$54,591

		Fair value measurement at reporting date
	Total as of December 31, 2022	Level 1	Level 2	Level 3
Contingent consideration	$55,871	$—	$—	$55,871
Total	$55,871	$—	$—	$55,871

The roll-forward of the Level 3 contingent consideration from December 31, 2022 is as follows (in thousands):

	As of December 31, 2022	Fair Value Adjustment (1)	As of September 30, 2023
Contingent consideration	$55,871	$(1,280)	$54,591

(1)
Fair value adjustments on contingent considerations are reflected within the Other (expense) income, net line on the Consolidated Statements of Income (Loss).

The Company's contingent consideration obligations arise from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of certain financial metrics or lender market share. The contingent consideration is classified on the Consolidated Balance Sheets based on expected payment dates. As of September 30, 2023, $23.0 million and $31.6 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets, respectively. As of December 31, 2022, $9.4 million and $46.5 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets.

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

As of September 30, 2023, other than projected financial information, volatility was the only significant input and assumption in the contingent consideration valuations. The volatility input ranged from 26% to 45%.

The Company expects to make payments on the contingent consideration in 2024 and 2025. For more information relating to contingent consideration, see Note 3 (Business Combinations).

NOTE 5. Debt

As of September 30, 2023, the Company was in compliance with the covenants under its debt agreements.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Term Loan. As of September 30, 2023, the outstanding principal amount under the Term Loan was $55.0 million and the interest rate in effect was 7.4%. During the nine months ended September 30, 2023, the Company made $11.3 million in Term Loan payments.

Revolving Loan. As of September 30, 2023, $230.0 million was available to borrow under the Revolving Loan. The Company paid down $15.0 million and had zero drawdowns on the Revolving Loan during the nine months ended September 30, 2023. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.3x and 5.8x, respectively, as of September 30, 2023.

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

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of September 30, 2023 and December 31, 2022 were as follows (in millions):

	September 30, 2023	December 31, 2022
Fair value	$417.9	$435.4
Carrying value	455.0	481.3

NOTE 6. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan and Revolving Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the Term Loan and Revolving Loan prior to the October 2020 refinancing, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company was locked into a fixed rate of interest of 2.96% plus an applicable margin, as defined in the Company’s Credit Agreement, on a notional amount of $300 million until May 31, 2022. Although the Swap was initially designated as a cash flow hedge of interest rate risk, hedge accounting was discontinued in June 2020. The loss on the hedge that was recorded in Accumulated other comprehensive loss at that time was amortized into Interest expense, net in the Consolidated Statements of Income (Loss) ratably over the remaining term of the Swap.

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. During the nine months ended September 30, 2023 and 2022, zero and $2.4 million, respectively was reclassified from Accumulated other comprehensive loss and recorded in Interest expense, net. During the nine months ended September 30, 2022, the Company made payments of $3.3 million related to the Swap and $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive loss into Income tax (benefit) expense on the Consolidated Statements of Income (Loss).

NOTE 7. Commitments and Contingencies

From time to time, the Company and its subsidiaries may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its commitments and contingencies that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount. In the opinion of management, the Company is not currently involved in any pending or threatened litigation or claim that if determined adversely against the Company, individually or in the aggregate, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 8. Stockholders' Equity

On February 24, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 1.3 million shares for $23.6 million at an average price paid per share of $18.30. During the nine months ended September 30, 2022, the Company repurchased and subsequently retired 3.5 million shares for $40.0 million at an average price paid per share of $11.47.

NOTE 9. Stock-Based Compensation

Restricted Share Units (“RSUs”). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the nine months ended September 30, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,771	$12.88
Granted	1,823	16.69
Vested and delivered	(1,667)	10.65
Forfeited	(118)	15.61
Outstanding as of September 30, 2023 (1)	3,809	$15.60

(1)
Includes 358 RSUs that were vested, but not yet delivered.

Performance Share Units (“PSUs”). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the nine months ended September 30, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	245	$14.78
Granted	267	16.47
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of September 30, 2023	512	$15.66

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the nine months ended September 30, 2023 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,067	$6.28	7.98	$4,296
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2023	1,067	$6.28	7.23	$6,844
Exercisable as of September 30, 2023	513	$2.80	6.47	$5,882

There were no stock options granted during the nine months ended September 30, 2023. The fair value of the stock options granted during the nine months ended September 30, 2022 are estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

2022
Risk-free interest rate	2.21%
Weighted-average volatility	65.22%
Dividend yield	0%
Expected years until exercise	6.5

NOTE 10. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing Net income (loss) by the weighted-average number of shares of the Company's common stock outstanding. Diluted earnings (loss) per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the Accu-Trade Acquisition, the Company may pay up to $15.0 million of the contingent consideration in shares of the Company's common stock at a future date. Those potential shares have been excluded from the computations below because they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computation of Earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) (1)	$4,491	$(2,941)	$110,096	$6,944
Basic weighted-average common shares outstanding	66,773	67,680	66,820	68,775
Effect of dilutive stock-based compensation awards (2)	1,735	—	1,379	1,248
Diluted weighted-average common shares outstanding	68,508	67,680	68,199	70,023
Earnings (loss) per share, basic (1)	$0.07	$(0.04)	$1.65	$0.10
Earnings (loss) per share, diluted (1)	0.07	(0.04)	1.61	0.10

(1)
The increase in Net income (loss), and basic and diluted earnings (loss) per share for the nine months ended September 30, 2023 is primarily related to the release of a significant portion of the Company's valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 11 (Income Taxes).

(2)
There were 282 and 3,581 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2023 and September 30, 2022, respectively, and 282 and 2,027 potential common shares excluded for the nine months ended September 30, 2023 and September 30, 2022, respectively, as their inclusion would have had an anti-dilutive effect.

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

As of June 30, 2023, the Company evaluated all available evidence and determined that the Company's recent performance and future projections enabled the Company to release a significant portion of the Company's valuation allowance that was previously recorded. During the three months ended September 30, 2023, the Company also released a portion of the remaining valuation allowance.

Effective Tax Rate. The effective income tax rate, expressed by calculating the Income tax (benefit) expense as a percentage of income before income tax, substantially differed from the statutory federal income tax rate of 21%, primarily due to the release of a significant portion of the Company's valuation allowance of $103.3 million as of December 31, 2022.

NOTE 12. Subsequent Event

On November 1, 2023, the Company acquired all of the outstanding equity of D2C Media Inc., a Canadian business that is a leading provider of website and digital advertising solutions in Canada. The Company paid CA$105 million in cash (USD $76 million) at closing, which was funded by a combination of cash on hand and borrowings under the Company’s existing revolving credit facility. In addition, the Company may pay up to an additional CA$35 million (approximately USD $25 million as of November 1, 2023) in performance based consideration based on the achievement of certain financial thresholds.

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

For a detailed discussion of these risks and uncertainties, see “Part I, Item 1A., Risk Factors” and “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and our other filings filed with the SEC are available on our website at investor.cars.com or via EDGAR at www.sec.gov. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. The forward-looking statements contained in this report are based only on information currently available to us and speak only as of the date of this report. We undertake no obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements in this report to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Business Overview

We are an audience-driven technology company empowering the automotive industry. Our platform spans pretail, retail and post-sale activities, and is organized around our four industry-leading brands: Cars.com, Dealer Inspire, Accu-Trade, and Cars Commerce Media Network. We simplify car buying and selling by eliminating complexity and increasing transparency throughout the local retail experience, where sales and service are best facilitated.

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$174,333	$164,595	$509,577	$485,675
Net income (loss) (1)	4,491	(2,941)	110,096	6,944

(1)
The Net income for the nine months ended September 30, 2023 is primarily related to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 11 (Income Taxes).

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (in thousands, except for Monthly Average Revenue Per Dealer and percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Traffic	151,379	150,449	1%	472,119	446,949	6%
Average Monthly Unique Visitors	25,980	27,309	(5)%	27,136	26,983	1%

	September 30, 2023	September 30, 2022	% Change	June 30, 2023	QoQ % Change
Dealer Customers	18,715	19,585	(4)%	18,785	—%
Monthly Average Revenue Per Dealer	$2,548	$2,334	9%	$2,472	3%

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

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars Commerce property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to Cars Commerce desktop and mobile properties (responsive sites and mobile apps). We measure UVs and Traffic via Adobe Analytics. These metrics do not include traffic to Dealer Inspire websites.

UVs declined modestly for the three months ended September 30, 2023 as consumers continue to adjust their purchase horizon in light of historically elevated vehicle prices, higher financing costs, and inflation. UVs were also impacted by the decision to deprecate Pickuptrucks.com and Auto.com in the first quarter of this year. This decision consolidated our SEO strengths within the Cars.com domain, where we have stronger repeat visitation and value delivery for our customers. As expected, traffic for the same period increased as we migrated consumers towards a more engaging experience and continued to invest in our mobile app. The growth in Traffic and UVs for the nine months ended September 30, 2023, was driven by increased consumer demand that we capitalized on as a result of shifts in paid user acquisition strategy and enhancements in our App and Website experiences.

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

Dealer Customers decreased 4% from September 30, 2022. The change in year-over-year dealer customers was primarily due to anticipated churn from our 2023 marketplace repackaging initiative and a pull back by digital dealers in previous quarters. Dealer Customers remained relatively flat from June 30, 2023.

Monthly Average Revenue Per Dealer (“ARPD”). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning with the three months ended June 30, 2022, Accu-Trade is included in our ARPD metric. No prior period has been recast as it would be impracticable to do so and the inclusion of Accu-Trade would have had an immaterial impact on ARPD for prior periods.

For the three months ended September 30, 2023, ARPD increased 9% and 3% compared to the three months ended September 30, 2022 and June 30, 2023, respectively. The increase from September 30, 2022 was primarily driven by the marketplace repackaging initiative, including the adoption of higher tier packages, and growth in digital solutions. The increase from June 30, 2023 was primarily driven by the marketplace repackaging initiative, including the adoption of higher tier packages, and continued penetration of our Accu-Trade solution.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue:
Dealer	$157,116	$145,395	$11,721	8%
OEM and National	14,549	14,909	(360)	(2)%
Other	2,668	4,291	(1,623)	(38)%
Total revenue	174,333	164,595	9,738	6%
Operating expenses:
Cost of revenue and operations	31,077	28,828	2,249	8%
Product and technology	25,297	21,425	3,872	18%
Marketing and sales	60,186	53,615	6,571	12%
General and administrative	17,785	17,694	91	1%
Depreciation and amortization	25,670	23,134	2,536	11%
Total operating expenses	160,015	144,696	15,319	11%
Operating income	14,318	19,899	(5,581)	(28)%
Nonoperating expense:
Interest expense, net	(7,777)	(8,501)	724	(9)%
Other expense, net	(3,902)	(13,387)	9,485	(71)%
Total nonoperating expense, net	(11,679)	(21,888)	10,209	(47)%
Income (loss) before income taxes	2,639	(1,989)	4,628	***%
Income tax (benefit) expense	(1,852)	952	(2,804)	***%
Net income (loss)	$4,491	$(2,941)	$7,432	***%

*** Not meaningful

Dealer revenue. Dealer revenue consists of marketplace, digital solutions, including website solutions and Accu-Trade and media products sold to dealer customers, and is typically subscription-oriented in nature. Dealer revenue is our largest revenue stream, representing 90% and 88% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Dealer revenue increased $11.7 million or 8% compared to the three months ended September 30, 2022, primarily driven by growth in solutions revenue, growth in marketplace led by the marketplace repackaging initiative, partially offset by a reduction in revenue from digital dealers.

OEM and National revenue. OEM and National revenue consists of display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represents 8% and 9% of total revenue for the three months ended September 30, 2023 and 2022, respectively. OEM and National revenue decreased $0.4 million or 2%, due to pullbacks in spending from some of our insurance customers in response to certain macroeconomic factors.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and a lead product, as well as the Accu-Trade license agreement. Other revenue represents 2% and 3% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Other revenue decreased $1.6 million or 38%, primarily due to the anticipated expiration in the first quarter of 2023 of a Accu-Trade license agreement entered into as part of the acquisition. For more information, see Note 3 (Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 18% of total revenue for the three months ended September 30, 2023 and 2022. Cost of revenue and operations increased, primarily due to higher compensation and third party costs.

Product and technology. The product team creates and manages consumer and dealer-facing innovation and user experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represents 15% and 13% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Product and technology expense increased, primarily due to higher compensation, including stock-based compensation, and third-party costs, including licenses and consulting.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 35% and 33% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Marketing and sales expense increased, primarily due to higher marketing and advertising costs due to our new Cars.com Possibilities campaign, in person events, as well as higher compensation.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represents 10% and 11% of total revenue for the three months ended September 30, 2023 and 2022, respectively. General and administrative expense increased primarily due to increased compensation costs, including stock-based compensation, partially offset by a decrease in professional fees and severance-related costs.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to depreciation and amortization on additional assets acquired, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net decreased by $0.7 million compared to the prior year period due to increased interest income and a reduction in total indebtedness, partially offset by higher interest rates in 2023. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other expense, net. Other expense, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see the Liquidity and Capital Resources section below, Note 3 (Business Combinations) and Note 4 (Fair Value Measurements).

Income tax (benefit) expense. The Income tax benefit was $1.9 million for the three months ended September 30, 2023, primarily due to the change in the valuation allowance.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue:
Dealer	$460,268	$429,798	$30,470	7%
OEM and National	40,494	44,227	(3,733)	(8)%
Other	8,815	11,650	(2,835)	(24)%
Total revenue	509,577	485,675	23,902	5%
Operating expenses:
Cost of revenue and operations	91,287	86,084	5,203	6%
Product and technology	74,354	65,849	8,505	13%
Marketing and sales	176,636	165,364	11,272	7%
General and administrative	53,738	51,465	2,273	4%
Depreciation and amortization	74,381	70,688	3,693	5%
Total operating expenses	470,396	439,450	30,946	7%
Operating income	39,181	46,225	(7,044)	(15)%
Nonoperating expense:
Interest expense, net	(24,171)	(26,878)	2,707	(10)%
Other income (expense), net	1,204	(13,233)	14,437	***
Total nonoperating expense, net	(22,967)	(40,111)	17,144	(43)%
Income before income taxes	16,214	6,114	10,100	***
Income tax benefit	(93,882)	(830)	(93,052)	***
Net income	$110,096	$6,944	$103,152	***

*** Not meaningful

Dealer revenue. Dealer revenue is our largest revenue stream, representing 90% and 88% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Dealer revenue increased $30.5 million or 7% compared to the nine months ended

September 30, 2022, primarily driven by growth in solutions revenue, growth in marketplace led by the marketplace repackaging initiative, offset in part by a reduction in revenue from digital dealers.

OEM and National revenue. OEM and National revenue represents 8% and 9% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. OEM and National revenue decreased $3.7 million or 8%, due to pullbacks in spending from some of our insurance customers in response to certain macroeconomic factors.

Other revenue. Other revenue represents 2% and 3% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Other revenue decreased $2.8 million or 24%, primarily due to the anticipated expiration in the first quarter of 2023 of a Accu-Trade license agreement entered into as part of the acquisition. For more information, see Note 3 (Business Combinations).

Cost of revenue and operations. Cost of revenue and operations expense represents 18% of total revenue for the nine months ended September 30, 2023 and 2022. Cost of revenue and operations increased, primarily due to higher compensation costs.

Product and technology. Product and technology expense represents 15% and 14% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Product and technology expense increased, primarily due to higher compensation, including stock-based compensation, as well as third-party costs, including licenses and consulting.

Marketing and sales. Marketing and sales expense represents 35% and 34% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Marketing and sales expense increased, primarily due to higher compensation, marketing and advertising costs due to our new Cars.com Possibilities campaign and third party costs and an increase in our provision of doubtful accounts. This was partially offset by lower performance media spend due to strong traffic generation in the year.

General and administrative. General and administrative expense represents 11% of total revenue for the nine months ended September 30, 2023 and 2022. General and administrative expense increased, primarily due to increased compensation costs, including stock-based compensation, partially offset by a decrease in professional fees.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to depreciation and amortization on additional assets acquired, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net decreased by $2.7 million compared to the prior year period due to the maturity of the interest rate swap, a reduction in total indebtedness and increased interest income, partially offset by higher interest rates in 2023. For information related to our debt, see Note 5 (Debt) and Note 6 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income (expense), net. Other income (expense), net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and Accu-Trade acquisitions. For more information related to contingent consideration, see the Liquidity and Capital Resources section below, Note 3 (Business Combinations) and Note 4 (Fair Value Measurements).

Income tax benefit. The Income tax benefit was $93.9 million for the nine months ended September 30, 2023, primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 11 (Income Taxes).

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of September 30, 2023, Cash and cash equivalents were $49.1 million and including our undrawn Revolving Loan, our total liquidity was $279.1 million.

Indebtedness. As of September 30, 2023, the outstanding aggregate principal amount of our indebtedness was $455.0 million, at an effective interest rate of 6.5%, including $400.0 million of outstanding principal under the bonds, which carries an interest rate of 6.375% and $55.0 million of outstanding principal under the Term Loan which had an interest rate of 7.4% at September 30, 2023.

During the nine months ended September 30, 2023, we made $11.3 million in mandatory Term Loan payments and we repaid $15.0 million on our Revolving Loan. As of September 30, 2023, $230.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.3x and 5.8x as of September 30, 2023, respectively. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Share Repurchase Program. On February 24, 2022, we announced that our Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2023, we repurchased and subsequently retired 1.3 million shares for $23.6 million at an average price paid per share of $18.30.

Contingent Consideration. The fair value as of September 30, 2023 for the contingent consideration related to the CreditIQ and Accu-Trade acquisitions was $54.6 million. Within the next twelve months, we expect to pay $26.1 million of the potential contingent consideration amounts discussed below.

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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$91,580	$91,291	$289
Investing activities	(15,575)	(79,169)	63,594
Financing activities	(58,635)	(19,271)	(39,364)
Net change in Cash and cash equivalents	$17,370	$(7,149)	$24,519

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2023 was relatively flat compared to the nine months ended September 30, 2022.

Investing Activities. The decrease in cash used in investing activities was primarily related to the payment for the Accu-Trade Acquisition in 2022.

Financing Activities. During the nine months ended September 30, 2023, cash used in financing activities was primarily related to debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. During the nine months ended September 30, 2022, cash used in financing activities was primarily related to repurchases of common stock and payments on our Term Loan and Revolving Loan, partially offset by $45.0 million of proceeds from Revolving Loan borrowings related to the Accu-Trade Acquisition. For information related to our debt and repurchases of common stock, see Note 5 (Debt) and Note 8 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Subsequent Event. On November 1, 2023, we acquired all of the outstanding equity of D2C Media Inc., a Canadian business that is a leading provider of website and digital advertising solutions in Canada. We paid CA$105 million in cash (USD $76 million) at closing, which was funded by a combination of cash on hand and borrowings under our existing revolving credit facility In addition, we may pay up to an additional CA$35 million (approximately USD $25 million as of November 1, 2023) in performance based consideration based on the achievement of certain financial thresholds.

Critical Accounting Policies. For information related to critical accounting policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there have been no changes to our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended September 30, 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1 through July 31, 2023	25,167	$21.84	25,167	$133,302
August 1 through August 31, 2023	138,583	19.32	138,583	130,624
September 1 through September 30, 2023	180,645	17.73	180,645	127,422
	344,395		344,395

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).
3.2**	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Cars.com Inc.’s Form 8-K filed on October 23, 2018, File No. 001-37869).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted with Inline XBRL (included with Exhibit 101 attachments)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 2, 2023	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: November 2, 2023	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer