Form 10-K
period 2023-12-31
Cars.com Inc.
filed 2024-02-22
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,317,574,140 based on the closing sale price of common stock on such date of $19.82 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2024 was 65,713,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on or about June 5, 2024, are incorporated by reference into Part III of this Report.

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

Item 1. Business. Cars.com Inc., d/b/a Cars Commerce Inc., ("we" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. We simplify everything about car buying and selling with powerful products, solutions and AI-driven technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: the flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade, and exclusive in-market media solutions from the Cars Commerce Media Network.

Established in 1998, we have a history of empowering shoppers with the data, resources and digital tools needed to make informed buying decisions and seamlessly connect with automotive retailers. Our premier automotive marketplace, Cars.com enables dealerships and OEMs with innovative solutions and data-driven intelligence to better reach and influence our 26 million average monthly ready-to-buy shoppers, ultimately increasing inventory turn. We have further invested in building innovative products and solutions that we believe help future-proof dealerships with more efficient operations, a faster and easier car buying process, and connected digital experiences that sell and service more vehicles. Today, we provide a full suite of integrated platform capabilities that drive ready-to-buy car shoppers to the dealership.

The strength of our products and solutions has attracted over 19,500 franchise and independent dealer customers across the U.S. and Canada to our platform. The majority of our dealer customers subscribe to the Cars.com marketplace and increasingly, they are leveraging more of our platform to power their local retail operations. In addition, substantially all OEMs selling vehicles in the U.S. and Canada do business with us today.

Our Comprehensive Platform Offering

CARS COMMERCE™

Cars.com
A CARS COMMERCE SOLUTION

No. 1 auto marketplace brand with +30% traffic in the past 5 years

Dealer Inspire
A CARS COMMERCE SOLUTION

Tierless digital marketing tech & services endorsed by OEMs

AccuTrade®
A CARS COMMERCE SOLUTION

Powers retail profitability with the right price on any vehicle, every time

Cars Commerce Media Network

Pure in-market audience across social, video, search & display

Powerful reputation, financing, and data & analytics span the platform

For Consumers. Buying a car is one of life’s most significant and researched decisions. Consumers are challenged with makes, models and trim-levels and opaque, yet negotiable prices, and gaps in the online-to-offline shopping experience, adding complexity to an often overwhelming decision-making process. Shoppers are seeking a more streamlined, simplified automotive retail experience. Cars Commerce helps car shoppers cut through the clutter with products designed to reduce friction from search to signature.

We believe our marketplace functions as a definitive resource for car shoppers. We are known for the depth and scale of our listings and reviews, with over 2.5 million vehicle listings and over 13 million consumer reviews as of December 31, 2023. In addition, our expert editorial reviews and news and research publications aid shoppers in their purchase journey. Recently, we also added features like Instant Finance to help consumers better understand their total cost of ownership, including financing fees. With over 35% of car shoppers also seeking to trade-in their vehicle, Instant Offer, allows them to understand the value of their vehicle before leaving the comfort of their home. Overall, our consumer experience is focused on reducing friction, improving speed and delivering powerful results through pricing, financing, comparison shopping, research and communication tools that empower shoppers.

For Customers. Our platform offers local dealers, OEMs, dealer groups and auto-adjacent companies a variety of products and solutions. Dealers and OEMs value our marketplace for the opportunity to connect with our in-market audience of 26 million average monthly users in 2023, and to improve their marketing and operational efficiency with our suite of solutions. We complement our marketplace products with digital solutions, including websites and trade-in and appraisal technology, and media offerings powered by our exclusive in-market media network. Internal analysis from 2023 has shown that increasing adoption of the Cars Commerce platform has allowed dealers to improve their vehicle turn time by up to 20%. Importantly, we believe that many of the tools we have built for consumers, particularly those that support financing and trade-in valuation, help our dealer customers and OEMs by providing them with more qualified, ready-to-transact leads and reduce points of friction that can often arise in the purchase journey.

Industry Dynamics. As an audience-driven technology company, Cars Commerce is focused on helping our customers, primarily dealers, drive profitable vehicle sales. After several years of margin compression, more recently dealers have experienced an increase in margins driven by limited new vehicle inventory coupled with strong consumer demand. Additionally, during this time, consumer expectations on their digital purchase journey have only increased. As a result, dealers seeking to build a sustainable advantage are investing more in their websites and technology solutions to drive operational efficiency while supporting shoppers in their preferred purchase channels (i.e., online, offline or both). We believe we are the first truly integrated platform, providing a comprehensive suite of sales-oriented products and solutions that support dealers' local retail operations.

Products. Our interconnected platform is organized around four core capabilities: Marketplace, Digital Experience, Trade & Appraisal and Media.

•
Marketplace. Central to our platform is Cars.com, the most recognized marketplace brand. We believe the marketplace is critical to the pretail experience, allowing OEMs and dealers to merchandise their inventory to our 26 million average shoppers each month in 2023. Importantly, over 60% of our traffic comes to us organically, allowing us to provide our customers with a truly complementary and unduplicated audience. Our marketplace packages include reputation management technology and digital financing tools, such as Instant Finance. Customers using our upper-tier packages experienced a double-digit improvement in inventory turn time. For subscribing dealers, AccuTrade’s Instant Offer is directly integrated into the marketplace experience, giving them access to in-market consumers who are ready to trade-in their vehicle for a new one. More recently, we have added the Your Garage feature to Cars.com, allowing consumers to add and save vehicles to their virtual Garage and track the Cars.com Market Value of their current vehicle. Cars.com Market Value leverages our Marketplace retail demand data to help consumers identify the best time to sell or trade-in their vehicle.
•
Digital Experience. The Cars.com marketplace audience is often driven directly into the retail experience through our platform's websites and solutions. Our industry-leading brand Dealer Inspire is a preferred provider with nearly every OEM in the United States. Dealer Inspire websites and technology include integrated reviews, AI-powered chat tools, instant financing and vehicle acquisition technology. Key products include:
o
Website creation and platform hosting. Our Dealer Inspire website hosting and related solutions make automotive retail faster, easier and smarter from search to signature. Built on a customizable platform and designed with user behavior data, we believe our websites are set apart by the advanced technologies that drive modern consumers toward purchase decisions. Today, we host the digital storefronts for approximately 7,300 dealers in the U.S. and Canada.
o
Digital retailing solutions. Our digital retailing product suite is focused on bringing omnichannel commerce to the automotive industry at scale by simplifying the online to in-store process for dealers and buyers. Our Conversations product is built to connect in-market car buyers with sellers — wherever, whenever and however they want to shop. Conversations turns chats into customers by leveraging AI technology, live video chat capabilities and 24/7 managed chat support to instantly respond to all incoming messages. Our Online Shopper solution enables e-commerce transactions for dealers. This feature also allows shoppers to add finance and insurance products and aftermarket accessories, and to checkout, for delivery or pick-up in just three easy steps. Instant Finance enables shoppers to digitally secure instant vehicle financing, while our dealer customers are empowered with the ability to utilize the lenders of their choice at no cost to the dealer.
•
Trade & Appraisal. AccuTrade is a powerful data and technology solution that is integrated into both the Cars.com marketplace and Dealer Inspire websites. Leveraging wholesale and retail data sources, AccuTrade provides dealers with vehicle valuation and appraisal technology to efficiently identify and source the exact vehicles they require. AccuTrade leverages onboard diagnostic (OBD) data to automatically adjust vehicle value based on the specific vehicle being analyzed and quickly delivers a tailored, consumer-facing condition report. It provides transparency to consumers while saving dealers an average of over $600 per vehicle on internal vehicle repairs. Additionally, through AccuTrade Instant Offer, consumers can obtain instant and transparent cash offers for their specific VINs via our dealer websites, as well as Cars.com. And if ready to sell or trade-in, consumers can find the best buyer for their vehicle.
•
Cars Commerce Media Network. A commerce media network created exclusively for automotive, Cars Commerce Media Network allows local and national customers alike to reach proven in-market and in-context consumers to accelerate the path to purchase. Our newest media product, VIN Performance Media, resulted in approximately 80% more users to a dealer site from Cars.com and over a 60% increase in dealer site conversions. In addition, when OEMs advertise with Cars Commerce Media Network, we see impact throughout the consumer digital shopping experience. When one of our OEM partners purchased a prominent advertising sponsorship, we observed increased consumer engagement on Cars.com (searches and vehicle page views), traffic to their dealers' websites, and a double digit lift in conversions on those dealer websites during the sponsorship period.
o
Display advertising. Our display advertising products enable dealers and OEMs to extend their reach and efficiently access our large audience of in-market car shoppers. The geographically targeted advertising served on our Cars.com website and mobile app enables our customers to increase brand awareness and promote inventory.
o
In-Market Video. In-Market Video provides OEMs and dealers with the opportunity to pinpoint serious, ready-to-buy shoppers geographically across Cars.com’s in-market car shopping audience of over 26 million average monthly shoppers on their screen of choice via social media platforms, streaming apps and connected TV. This targeted approach drives high advertising efficiency for customers and compares favorably to the high-cost broadcast television solutions that dealers and OEMs have historically relied on.
o
Social selling. We are pioneers in the use of social media platforms to sell cars by launching multiple solutions to target and connect with in-market car shoppers on social media platforms, expanding their opportunity to sell more cars. Cars Social allows dealers and OEMs to target and serve native advertisements displaying real-time inventory to in-market car shoppers on Facebook and Instagram by leveraging our valuable audience data.
o
Digital advertising services. We offer programs that manage dealer search engine optimization, as well as paid media spend beyond the Cars.com platform. These products are seamlessly connected to our website experience allowing dealers to convert traffic to paying customers. Our data analytics and insights ensure dealers’ investments are deployed in the most efficient manner possible.

Our Strengths and Competitive Advantages. Cars Commerce is focused on simplifying car buying and selling by eliminating complexity and increasing transparency throughout the local retail experience, where sales and service are best facilitated. The Cars Commerce platform brings our industry leading marketplace together with innovative digital and media solutions to create frictionless shopping experiences for consumers and our customers. Led by our product first innovation strategy, industry leading brand, high-quality audience and differentiated technology solutions, we are executing on our vision to be essential to the success of the automotive industry which we believe will drive accelerated growth in our subscription based revenue and cash flow.

A powerful suite of brands delivering integrated digital and media solutions that enable our platform strategy. Our Cars Commerce suite of brands includes integrated marketplace, retailing and media solutions that define our platform strategy and make us essential to the automotive industry. We believe our solutions seamlessly connect buyers and sellers wherever they are in their vehicle shopping journey. Our integrated platform helps sellers expand their consumer influence and engagement across the entire purchasing journey, ultimately increasing sales, creating operational efficiencies and improving profitability. Customers who subscribe to our Cars.com marketplace and Dealer Inspire website experience are providing consumers with a more integrated experience across pretail and retail, leading to more than a higher lead close rate, reflecting the interoperability and benefits of our platform.

A high-quality audience, at scale, enables our industry-leading platform. We have made strategic technology and marketing investments to deliver what we believe is the industry’s most qualified car shopping audience. Our audience powers our integrated platform strategy. Not only does our audience power our marketplace packages, they are also key to our ability to efficiently grow and scale our media solutions that allow customers to target in-market shoppers and strengthens our digital solutions.

In 2023, we had 26 million average monthly unique visitors that visited our marketplace a total of over 600 million times. We generate the majority of our traffic organically as a trusted resource for customers through our high-quality content, including editorial and consumer reviews and suite of easy-to-use consumer facing tools such as Best Match. Over the past 25 years, we have made more than half a billion connections between car shoppers and sellers.

According to a recent Cars.com survey, approximately 83% of our audience is in-market to buy a car, compared to a fraction of the general population. The average time for a shopper to purchase a car is approximately two months; however, approximately 50% of the Cars.com audience plans to buy within 30 days.

Asset light business model with a diversified revenue base, attractive cash flow and strong balance sheet. We generate over 80% of our revenue via subscription, creating a dependable recurring revenue stream across our diversified mix of marketplace subscription advertising packages, digital solutions, and media. Customer concentration is also limited and each month, we generate an average monthly revenue per dealer of over $2,500 during the fourth quarter from each of our over 19,500 dealers.

Our asset light business model drives significant net operating cash flow, in excess of $125.0 million in each of the last three years, resulting in substantial liquidity and financial flexibility, which enables us to invest in innovation, pursue strategic growth opportunities and maintain a healthy balance sheet with modest leverage.

Strong, experienced management team. We have an experienced management team that has a demonstrated track record of delivering results. The team also brings unique experience driving innovation and digital transformation and unlocking value for customers while modernizing established industries.

Our Long-Term Growth Strategy. We have five primary drivers to grow our business: continue to create the most engaged in-market audience, grow our dealer customers, unlock the cross-sell, transform our OEM relationships and create platform advantages.

•
Grow the industry's most engaged shopping audience. With over 26 million average monthly unique visitors and over 600 million visits per year, we have one of the industry’s largest and most engaged in-market audience. Our industry-leading brand and high quality content allow us to generate over 60% of our audience organically. This reduces our reliance on search engine marketing and provides our dealers with access to an audience that cannot be easily duplicated. Shoppers interact with our platform in many ways, including researching vehicles, writing dealer reviews, securing qualified financing and obtaining instant offers for their trade-in vehicles. We believe continued investments in consumer engagement will create more qualified leads for our customers, thereby increasing our attribution and ultimately resulting in growth in customers and increased product adoption and retention.
•
Grow our network of dealer customers. We have a significant opportunity to grow our base of dealer customers. While we have a substantial dealer customer base of over 19,500, there are approximately 40,000 dealerships nationwide, providing us with ample room for growth domestically and geographically by expanding our presence in Canada through the D2C Media Inc. ("D2C Media") acquisition.
•
Expand our relationship with dealers through greater adoption of our platform. We operate in the large and growing automotive advertising and technology market. Dealers are investing more in media and digital solutions, particularly those that allow them to turn inventory faster and more efficiently. Our integrated platform helps sellers expand their consumer influence and engagement across the entire purchasing journey, ultimately increasing sales, creating operational efficiencies and improving profitability. Customers who increase their adoption of our platform products provide consumers with a more integrated experience across pretail and retail, leading to more than a higher lead close rate. We believe there is a sizable opportunity to cross-sell our existing suite of solutions and continue to grow our monthly average revenue per dealer.
•
Transform our OEM relationships. We play a critical role in helping OEMs drive awareness of new model launches, particularly with the transition to electric vehicles. However, we have an equally large opportunity to leverage our industry-leading technology solutions to better connect the OEM and dealer experience, creating a seamless shopping experience for consumers.
•
Create platform advantages. By continuously increasing the interoperability of our products, and developing new products and solutions including leveraging the use of artificial intelligence tools, such as ChatGPT, we can help dealers unlock greater insights and increased efficiency; thus deepening our relationship with our customers and increasing the stickiness of our products. Additionally, as we focus on platform sales, we continue to simplify and streamline our internal and go-to-market processes. These actions will ultimately translate into improved financial performance.

Competition. We compete with other companies to attract consumers and customers to our marketplace, digital experience, trade and appraisal, and media solutions. Our direct competitors are online automotive marketplaces, such as CarGurus, AutoTrader and TrueCar. We also compete with other automotive websites, such as CARFAX, Edmunds and Kelley Blue Book. Additionally, we compete with platforms, such as internet search engines, online dealerships, social media marketplaces and online consumer marketplaces.

Competition for Consumers. We compete for consumer visits with other online automotive marketplaces, OEM websites, free listing services, general search engines, social media and dealer websites. We compete for shopper traffic primarily on the basis of the quality of our consumer experience. We believe our consumer experience compares favorably due to the scale of our vehicle listings, the content and unbiased transparency of the information we provide on vehicles, pricing and dealers, as well as the intuitive nature of our user interface, sophisticated search tools and algorithms and our mobile user experience, among other factors.

Competition for Dealers. We compete for various areas of dealers’ budget including with offline customer acquisition channels, software and solutions spend, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines and other internet sites that attract consumers searching for vehicles. We compete primarily on the basis of the return on investment ("ROI") to the customer that our marketplace and our other solutions provide. We believe we are in a favorable market position due to our platform advantage utilizing our highly engaged, large, in-market consumer audience, resulting in high quality connections we provide to dealers, resulting in an attractive ROI.

Competition for OEMs. We compete for a share of OEMs' total marketing budgets which include traditional media, such as television, radio, print media, and billboards, as well as digital media, such as media sites, other marketplaces, search engines and social media sites, among others. We compete for advertising spend based on the marketing ROI that our products provide. We believe we are in a favorable market position due to our large, in-market consumer audience, high consumer engagement and the effectiveness and relevance of our advertising products.

Intellectual Property. We take a strategic approach to intellectual property management by protecting our intellectual property and brands through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents as appropriate. We have registered and unregistered U.S. and international trademarks, service marks, domain names and copyrights. In addition, we enter into confidentiality agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment provisions. In addition, we control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Regulatory Matters. Various aspects of our business and the solutions we offer are or may be subject to an expanding and evolving range of local, state, federal and international regulations. The advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell automobiles, the dealers from which we derive a significant portion of our revenue do and are subject to significant regulation. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which automobiles are advertised and sold generally are directly applicable to our business model. Additionally, our business is directly subject to laws, regulations and standards regarding marketing and advertising activities conducted by telephone, email, mobile devices and the internet, such as the Telephone Consumer Protection Act, the CAN-SPAM Act and similar state consumer protection laws. Our digital solutions products may also be subject to laws and regulations governing accessibility, intellectual property ownership, obscenity, libel and privacy among other issues.

In addition, we are subject to numerous federal, national, state and local laws and regulations in the United States and internationally regarding privacy and the collection, processing, storage, sharing, disclosure, use and protection of personal information and other data, such as the Gramm-Leach-Bliley Act or the California Consumer Privacy Act or the California Privacy Rights Act. We strive to comply with industry standards and all applicable laws, policies, legal obligations relating to privacy and data protection. We are also subject to our privacy policies and privacy-related obligations to third parties.

To operate in this highly regulated environment, we have developed our products and services with a view toward appropriately managing the risk of our regulatory compliance. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, the award of significant damages in class action or other civil litigation, as well as orders that may interfere with our ability to provide our products and services in certain states.

Human Capital. The foundation of Cars Commerce’s business is our employees. As of December 31, 2023, Cars Commerce had approximately 1,700 full-time, part-time, seasonal and temporary employees. Cars Commerce is committed to the highest standards of integrity, inclusion and responsible business practices. Our commitment to build a culture and business that cares about our employees, customers, industry and communities is a part of who we are. Fundamental to these commitments are our company values:

•
Rise Together - We put people at the center of what we do, from consumer to customer to community. We prioritize collaboration. When we work together, we win together.
•
Care to Challenge - We innovate, we challenge convention and we get results because we care. It is what fuels our competitive spirit. We embrace creativity, buck tradition and grow beyond.
•
Take Ownership - When there is an opportunity to make a positive impact, we go for it. We lean in and take risks. We think about tomorrow and act today.
•
Do the Right Thing - Integrity is our foundation. We uphold our commitments; we lead by example. We do the right thing, every time. Especially when it is hard.
•
Be Open to All - We encourage open-minded communication because we know diverse thinking yields better outcomes. We welcome new ideas, respect differences and open the floor to all voices.

We believe our highly innovative and collaborative teams are one of our biggest differentiators and the most important investment we can make at Cars Commerce. To attract and retain talented employees to achieve our mission to simplify everything about buying and selling cars, we offer competitive benefits, including market-competitive compensation, an Employee Stock Purchase Plan, a virtual first work environment, healthcare, paid time off, parental leave, adoption assistance, retirement benefits, tuition assistance, employee skills development and leadership development.

At Cars Commerce, we are committed to a workforce that is representative of our customers and car shoppers. We accomplish this goal by fostering a culture of diversity, equity and inclusion to ensure a workplace that appreciates the views and ideas of all. Cars Commerce also monitors employee satisfaction and engagement, by conducting periodic surveys that are reviewed and, when appropriate, acted upon by our executive management team and shared with our Board of Directors. These surveys are an important way for us to identify areas where we can improve.

None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Available Information. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at https://investor.cars.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, the SEC maintains a website (http://www.sec.gov) that contains information we electronically file with, or furnish to, the SEC. Information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

The following risk factors should be considered carefully, together with all other information contained in this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, when evaluating our business and any forward-looking statements or other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, results of operations, financial condition and the actual outcome of matters as to which statements are made. The risks and uncertainties described in this report are not the only ones we face. Other risks or uncertainties, which are not currently known to us or that we believe are immaterial, also may adversely affect our business, operating results and financial condition.

Risks Related to Our Business

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, direct-to-consumer sales models and other macroeconomic issues.

Substantially all of our revenue is generated from subscription products offered to automotive dealers, OEMs and other customers in or adjacent to the automotive industry. Our business may be negatively affected during times of low automobile sales, low dealer inventory due to production shortages or delays and high unemployment.

A number of economic and market conditions drive changes in automobile sales, including disruptions in the new automobile supply chain, the availability and prices of new and used automobiles, unemployment levels and inflation, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence and demand for vehicles, government shutdowns, political unrest or uncertainty, the occurrence of contagious disease or illness, barriers to trade, new OEM entrants into markets and other global economic conditions. Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform.

Consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of new and used automobiles may continue to be, affected by negative trends in the economy, including an economic recession or downturn, increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, rising interest rates, inflation, tariffs, health or similar issues, such as pandemic or epidemic and increased unemployment. An increase in interest rates can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers and the impact interest rates have on consumers’ borrowing capacity and disposable income. Interest rates could negatively affect the number of vehicles purchased by consumers and any reduction in purchases could adversely affect dealers and OEMs and lead to a reduction in spending on our solutions. Further, if OEMs continue to transition to e-commerce and direct-to-consumer sales models to grow their market penetration, consumer demand for our platform could be materially affected with consumers shifting from our platform to an OEM-based platform.

In addition, a decrease in market demand caused by remote and virtual work and longer vehicle ownership could impact the demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and consequently lead to reduced spending on our digital marketing services and solution offerings. Further, OEM production shortages, supply chain disruptions and inventory shortfalls could adversely impact automobile dealers and also reduce spending on our digital marketing services and solution offerings. Though our current customer bases, revenue sources and operations are substantially limited to the United States and Canada, our business may be negatively affected by challenges in the global automotive ecosystem and other macroeconomic issues.

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

Market acceptance of and influence over certain of our products and services is concentrated with a limited number of automobile OEMs and dealership associations and we may not be able to maintain or grow these relationships.

Although the automotive retail industry is fragmented, a relatively small number of OEMs, dealership associations and their program administrators exert significant influence over the market acceptance of certain automotive products and services due to their concentrated purchasing activity, the visibility of their endorsement or recommendation of specific products and services, their provision of co-operative advertising money to dealers and their ability to define technical standards and certifications and marketing guidelines. For example, many of our website solutions are provided pursuant to OEM-designated endorsements or preferred vendor programs. While automotive dealers are generally free to purchase the solutions of their choosing, if an OEM has endorsed or certified a provider of products or services to its associated franchised dealers and if our solutions lack such certification or endorsement, adoption or retention of our products and services could be materially impaired. In addition, instead of using Cars Commerce solutions, OEMs may begin to require that consumers and dealerships use OEM-created solutions which could also materially reduce the adoption or retention of our products and services.

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

Our business depends on our strong brand recognition, and any failure to maintain, protect and enhance our brands could hurt our ability to retain or expand our base of consumers, dealers and customers, and our ability to increase the frequency with which consumers, dealers and customers use our services.

We believe that maintaining and increasing the strong recognition of the Cars Commerce brands, including Cars.com, is critical to our future success. Our brand drives traffic to our websites and applications. Our brand attracts a large base of in-market car shoppers by offering credible and easy-to-understand information from other consumers and experts regarding new and used vehicle listings. In addition, OEMs, dealers and other customers rely on our innovative digital marketing services and solution offerings to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers and customers, or increase the frequency with which such constituents use or purchase our solutions. Expanding the business will depend, in part, on our ability to maintain the trust that consumers and customers place in our solutions and services and the quality and integrity of the listings and other content found on the Cars.com sites and mobile applications. There is no guarantee that we can maintain or enhance our brands, and failure to do so would harm our business growth prospects and operating results. In addition, complaints or negative publicity about our business practices and culture, including our solutions, technologies, sales practices, management team, employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, third-party content and conduct on websites, customer service and other aspects of our business could diminish confidence in and the use of our services. If we experience negative publicity, or if consumers perceive that content on the Cars.com sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

Our increased operations in Canada involve risks that may differ from, or are in addition to, our domestic operational risks.

Increasing our operations in Canada, including as a result of our recent stock acquisition of D2C Media Inc. ("D2C Media"), may subject us to different risks or increase our exposure in connection with current risks, including risks associated with local consumer behavior; increased competition from local providers; and compliance with applicable foreign laws and regulations, including different data privacy, employment, commercial and liability standards and regulations and intellectual property laws. Additionally, Cars Commerce is exposed to foreign currency risk, primarily from its investments in its subsidiaries that operate in Canada.

Our ability to successfully operate in Canada requires significant resources, given the different languages, cultures, legal systems and commercial infrastructures. Increased operations in Canada involve risks that could impact our operations and affect our business and potential growth. For example, our competitors may be more established or otherwise better positioned than we are to succeed in Canada and have well established customer relationships, which would make it difficult to attract customers to our solutions.

We rely in part on Internet search engines and mobile application stores to drive traffic to the Cars.com properties and increase downloads of our mobile applications. If the Cars.com properties and mobile applications fail to appear prominently in these search results, traffic to the Cars.com properties and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.

We depend, in part, on Internet search engines such as Google to drive traffic to the Cars Commerce sites. For example, when a consumer searches for the make and model of a specific automobile or a generic phrase, such as “automobile prices,” using an Internet search engine, we rely on a high organic search ranking of the Cars Commerce sites in these search results to drive consumer traffic. However, our ability to maintain these high search result rankings is not fully within our control. For example, our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than us, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. In addition, Internet search engines, or new technologies, such as artificial intelligence platforms, could provide automobile dealer and pricing information directly in search results or choose to align with our competitors or develop competing services. Cars Commerce sites have experienced both positive and negative fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

We also depend in part on mobile application download stores such as the Apple App Store and Google Play to direct consumers to download Cars Commerce's mobile applications. When a mobile device user searches in a mobile application store for “car buying app” or a similar phrase, we rely on both a high search ranking and consumer brand awareness to drive consumers to select and download Cars Commerce's mobile applications instead of those of our competitors. However, our ability to maintain high, non-paid search result rankings in mobile application stores is not fully within our control. Our competitors’ mobile application store search optimization efforts may result in their mobile applications receiving a higher result ranking than that of Cars Commerce, or mobile application download stores could revise their methodologies in a way that would adversely affect our search result rankings.

Additionally, new technologies, such as artificial intelligence could affect how search results are ranked, or whether our search results appear at all, despite our search optimization efforts. Consumer transition to such new technologies could adversely affect our search results or traffic to our mobile applications.

If Internet search engines or mobile application download stores modify their search algorithms, or if new developments in technology continue to evolve, such as generative artificial intelligence, in each case, in ways that negatively impact traffic to the Cars Commerce sites or Cars.com mobile applications, or if the search engine or mobile application store optimization efforts of our competitors are more successful than our own efforts, overall growth in our consumer base could slow or the consumer base could decline.

We rely on in-house content creation and development to drive organic traffic to the Cars.com properties and mobile applications.

We rely on our in-house editorial content team to continually develop content that is useful and of interest to consumers to drive organic traffic to the Cars.com properties and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to support our creation of independent and unbiased automotive industry coverage. Our internally developed content focuses primarily on consumer automotive purchasing, ownership advice and analysis of ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which could lead to less distinctive content on our sites and increased operating costs, including increased traffic acquisition costs.

If we are unable to continue providing the same level of high-quality, unique consumer content, organic traffic across Cars.com properties and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the Cars.com marketplace and recognizing less value for their digital advertising spend. As a result, dealers may decide not to continue to list their vehicles on the Cars.com marketplace. Similarly, decreased organic traffic due to a reduction in unique content may cause national customers such as OEMs to shift their digital advertising spend to sites with higher traffic. Further, decreased traffic from in-house content could result in increased spend in paid channels, which would result in higher sales and marketing expenses. Further, the increased adoption of generative artificial intelligence for content creation may impact how consumers value of our editorial content and their need for our marketing services. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

Certain of our third-party service providers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.

In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, cutting edge automotive financial technology (“fintech”) platform that provides instant online loan screening and approvals to facilitate online car buying. Although we do not provide financial products, we have entered into agreements with partners to provide automobile financing products to our consumers, including products that may involve a credit application or access to consumer credit scores. Our partners may be subject to extensive federal and state laws and regulations related to the provision of financial services. We cannot guarantee that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of these laws or regulations, if any of our current or prospective partners is uncertain about the applicability of those laws and regulations to our business, the partners may terminate their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

Risks Related to Environmental Laws and Climate Change Impacts

Our business may be affected by climate change, including physical risks and regulatory changes that may increase our operating costs and impact our ability to deliver services to our customers.

Climate change poses both physical and transitional risks to Cars Commerce, which may affect our operations, financial performance and reputation. Cars Commerce conducted a climate risk assessment to better understand the types of climate-related risks that are most salient for our business. This assessment reviewed our exposure to these risks as well as the systems in place to manage these risks. During the climate risk assessment, we identified a series of climate-related challenges that may pose material, financial risks to our business operations and financial performance. These include physical risks from extreme weather events such as floods, droughts and storms, which can damage our assets and disrupt our operations. Regulatory risks resulting from changes in laws and regulations on climate change may increase our compliance costs and limit our ability to operate. Additionally, transition risks include the shift to a low-carbon economy which may affect the demand for our products and services. Finally, reputational risks also exist related to the increased public scrutiny of our environmental impact and our response to climate change at the enterprise level.

Expectations relating to environmental, social and governance considerations expose Cars Commerce to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to our business, including climate change and greenhouse gas (“GHG”) emissions, human capital and diversity, equity and inclusion. Cars Commerce makes statements about its environmental, social and governance goals and initiatives through information provided on its website, press releases and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with Cars Commerce’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Cars Commerce and materially adversely affect Cars Commerce’s business, reputation, results of operations, financial condition and stock price.

Strategic and Competitive Risks

We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations or financial condition.

We face significant competition to attract consumers and customers from companies that provide listings, information, lead generation, websites, automotive appraisals, online loan screening and approvals, marketing and car-buying services designed to reach consumers and enable dealers to reach consumers. We also compete with many of our competitors for a share of a car dealer’s overall marketing budget. To the extent that car dealers view alternative solutions to be superior, we may not be able to maintain or grow the number of dealers in our network. In addition, new competitors may enter the online automotive retail industry with competing products and services.

Our competitors could significantly impede our ability to expand our network of dealers and consumer reach. Our competitors may also develop and market new technologies that make our existing or future products and services less competitive, unmarketable or obsolete. In addition, if competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease prices for our solutions to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue may be reduced, and our operating results may be negatively affected.

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

We compete with other consumer automotive websites and mobile applications and other digital content providers for share of automotive-related digital display advertising spending and may be unable to maintain or grow our base of advertising customers or increase our revenue from existing customers.

Although the shift in advertising spending away from traditional advertising methods to digital advertising methods provides greater opportunity for us, competition to capture share of the total digital automotive advertising spend has increased and may continue to increase due to the attractive projected growth of digital automotive advertising spend, low barriers to entry in the online automotive marketplace and related digital automotive advertising markets.

We may face significant challenges in convincing our advertising customers, including national customers and OEMs, to expand their advertising on our sites and mobile applications in the face of growing competition, which could hurt our ability to grow our third-party advertising revenue. For example, there are a limited number of OEMs, most of which already advertise on our sites. To grow our advertising revenue from these OEMs, we may need to capture a greater portion of such OEMs’ digital advertising budgets. In addition, if we experience a significant decrease in advertising spending by OEMs or other national customers for any reason, our revenue will decrease and our business, results of operations or financial condition may be materially and adversely affected.

If we do not adapt to automated buying strategies, our display advertising revenue could be adversely affected.

The majority of the OEM display advertising purchased by our national, regional and related customers (e.g., insurance and finance customers) is still done manually via insertion orders. However, customers have recently shifted away from buying media directly from premium publishers and increasingly are buying their target audiences via the ad exchanges across the broader Internet. While we have grown our programmatic revenue, are developing new programmatic ad products, and are redesigning our ad delivery technology stack, we may not adapt quickly enough and may lose display advertising revenue as a result. Due to the concentrated number of OEM and national customers, our OEM and national advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes and our customer’s financial results. These changes may occur independent of the products and value we are providing to those customers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and the shift away from the use of third-party cookies may impact the information collected for advertisements.

We may face difficulties in developing and launching new solution offerings or growing our complementary offerings that help automotive brands and dealers create enduring customer relationships.

We continue to expand, enhance and improve the nature and scope of our solutions offerings to enter into complementary markets and have expanded to incorporate digital solutions that use social, mobile and web-based technologies. Our ability to effectively offer a wide range of business solutions depends on our ability to attract existing or new customers to our new offerings. The market for solutions is highly competitive. We cannot be certain that our new offerings will effectively meet our customer’s needs or that we will be able to attract customers to these service offerings. The inherent difficulty of developing or implementing new solution offerings and significant competition in the markets for these solutions may affect our ability to market these services successfully.

Our growth strategy will also increase demands on our management, operational and financial information systems and other resources. To accommodate our growth, we will need to continue to implement operational and financial information systems and controls, and increase, train, manage and motivate our employees. Our workforce, information systems, procedures or controls may not adequately support our growth strategy or our operations in the future. Failure to retain strong management, implement operational and financial information systems and controls, or expand, train, manage or motivate our workforce, could lead to delays in developing and achieving expected operating results for these new offerings.

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

In addition, we may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions. In November 2021, we acquired the stock of CreditIQ, a privately held, cutting edge automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. In March 2022, we completed the acquisition of certain assets and assumed certain liabilities of AccuTrade, Galves Market Data and MADE Logistics (collectively, “AccuTrade”), which added real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities and logistics technology to our portfolio of dealer offerings. Continued achievement of our transaction synergies and our ability to grow the AccuTrade and CreditIQ businesses and the revenue associated with it depend on a number of factors, including, but not limited to: (1) successfully integrating AccuTrade and CreditIQ into the Cars Commerce platform and solution offerings, (2) expanding dealer and consumer adoption, (3) securing lenders who will pay for lead generation and (4) dealers honoring pre-approved loans. If our anticipated transaction synergies do not fully materialize and/or the AccuTrade or CreditIQ businesses fails to continue to grow at the rate we expect, our revenue and business would be harmed.

On November 1, 2023, we acquired D2C Media, a leading automotive technology and digital solutions provider in Canada. As part of the acquisition, we must integrate two previously independently operated businesses. We may have difficulty addressing possible differences in corporate culture, management philosophies, businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation. Failure to successfully integrate D2C Media could impact the anticipated benefits of the acquisition, result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition and results of operations.

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

Our information technology systems are critically important to operating our business efficiently and effectively. Our brand, reputation and ability to attract consumers and customers depend on the reliability of our technology platforms and the ability to continuously deliver content. Interruptions in our information technology systems, whether due to system failures, cybersecurity incidents, computer viruses, physical or digital break-ins, capacity constraints, power outages, local or widespread Internet outages, telecommunication breakdowns or other uncontrollable events, could affect the security or availability of products on our sites or our mobile applications or prevent or inhibit the ability of consumers to access our marketplace, websites or other products. The failure of our information technology systems to perform as anticipated could disrupt our business and result in transaction errors, processing inefficiencies, decreased use of our sites or mobile applications and loss of traffic, customers and revenue. Moreover, we continually upgrade and enhance our technology. The failure to complete an upgrade or enhancement as planned, or an unexpected result of a technology upgrade, could affect the security or availability of our products and services and could lead to loss of traffic, customers and revenue.

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers and customers may stop using our services and our revenue may decrease.

The Internet and electronic commerce are characterized by rapid technological change, changes in consumer and customer requirements and expectations, frequent new service and product introductions incorporating new technologies, including mobile applications, generative AI and the emergence of new industry standards and practices that could render our existing sites, mobile applications and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations or financial condition may be materially and adversely affected.

We rely on third-party service providers for many aspects of our business, including inventory information and sales of our product through social media, and interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

Our business relies on the collection, use and analysis of third-party data, including large amounts of inventory, vehicle and consumer information, and integrations with third-party systems, such as inventory management systems, customer relationship management systems and dealer management systems, for the benefit of our car buying consumers and customers. We use information about automobiles, inventory, ownership history and pricing from third parties, including OEMs, dealers and others, in various aspects of our business. We also partner with social media platforms, such as Facebook and Instagram, to leverage our valuable audience data to serve native advertisements and display real-time inventory for both dealers and OEMs to in-market car shoppers. If the third parties are unable or unwilling to provide data or services, restrict our use of data, experience difficulty meeting our requirements or standards, or revoke or fail to renew our licenses or partnerships, we could have difficulty operating key aspects of our business. In addition, if these third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption or increase their fees, or if our relationship with these providers were to deteriorate, we could suffer increased costs and delays in our ability to provide our products to consumers and customers until a comparable provider is identified or until we develop replacement technology or operations.

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

There are also inherent challenges in measuring usage across our large consumer base. For example, because these metrics are based on consumers with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low quality traffic, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. Further, consumers may have the ability to change privacy settings and opt-out of certain features, which could reduce the quality of data we receive. For these and other reasons, our traffic and unique visitor metrics may not accurately reflect the number of people actually using our platform.

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

Like other technology-based businesses, our platform may be subject to attacks from computer viruses, break-ins, phishing attacks, ransomware attacks, unauthorized use, attempts to overload services with denial-of-service and other attacks. Any attack or disruption could negatively impact our ability to attract new consumers, dealers or customers and could deter current consumers, dealers or customers from using our solutions, or subject us to lawsuits, regulatory fines or other action or liability.

•
Availability: We rely on technology systems’ availability to deliver services to consumers, dealers, OEMs, employees and partners. If we experience a disruption that results in performance or availability degradation, up to and including the complete shutdown of our sites or mobile applications, revenue could be impacted and consumers, dealers or customers may lose trust and confidence in us, decrease their use of our solutions or stop using our solutions entirely.

•
Data Protection (Consumers/Dealers/OEMs): We process, store, share and disclose certain limited personal information and other data provided by consumers, dealers and OEMs, including names, addresses and certain location information used in geo-fencing. Failure to protect consumer or customer data or to provide consumers or customers with appropriate notice of our privacy practices, could negatively impact our reputation and competitive position, and could result in litigation with third parties, and liabilities imposed by U.S. federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation or other consumer privacy-related requirements.

•
Data Protection (Internal): We process and store company information that may be considered sensitive or valuable intellectual property in the normal operations of human resources, finance, legal, marketing, software development, product management, mergers and acquisitions and other business functions. Failure to protect sensitive company information or intellectual property may result in loss of competitive advantage, reputation damage, direct and indirect costs and other liabilities. Failure to protect material financial information including financial performance and merger and acquisition data could also subject us to liabilities imposed by U.S. federal and state regulatory agencies or courts.

We rely on, among other security measures, firewalls, anti-malware, intrusion prevention systems, distributed denial-of-service mitigation services, web content filtering, encryption and authentication technology licensed from third parties. We also depend on the security of our networks and partially on the security of our third-party service providers.

Although we believe that our resiliency planning and security controls are appropriate to our exposures to system outages, service interruptions, security incidents and breaches, there is no guarantee that these plans and controls will prevent all such incidents. Techniques used to disable or degrade service or gain unauthorized access to systems or data change frequently and may not be recognized until damage is detected. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach. Despite our resiliency planning and security controls, if our technology systems, or those of our third-party providers, are damaged, breached, interrupted, or cease to function properly for any reason, and, if our resiliency planning and security controls do not effectively resolve the incident on a timely basis, we may suffer interruptions in our ability to manage or conduct business and we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action, which may materially and adversely impact our business, financial condition, or results of operations.

If the use of third-party cookies or other tracking technologies is rejected by Internet browsers or service providers or users, restricted, blocked, or subject to unfavorable laws or regulations, the amount of Internet user information would decrease, which may harm our business and operating results.

Digital advertising relies on the ability to uniquely identify devices across websites and applications and to collect data about user interactions to attribute. We use unique identifiers stored in third-party cookies provided by device operating systems for advertising purposes, including off-site marketing, tracking consumer actions on customers’ websites, providing relevant ads, optimizing and measuring the effectiveness of advertising on our platform, and communicating with or understanding the identity of consumers. We provide consumers the ability to adjust their settings with respect to the use and deployment of third-party cookies on their devices.

The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to block third-party cookies. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that block or limit some cookies. For example, Google, the owner of the Chrome browser, has introduced new controls over third-party cookies and announced plans to discontinue support of third-party cookies and to develop alternative methods and mechanisms for tracking consumers. Some Internet users also download free or paid ad-blocking software that prevents third-party cookies from being stored on a user’s computer. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device.

In addition, state, federal and international governmental authorities continue to evaluate the privacy implications inherent in the use of cookies and other tracking technologies and have enacted or are considering enacting laws or regulations that could significantly restrict the ability of companies to use third-party cookies and other online tracking technologies.

Increased restriction of the use of third-party cookies and other tracking technologies and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, could limit our ability to effectively retain existing customers or acquire new customers, reduce the efficacy of our off-site marketing solutions and consequently, materially adversely affect our business, financial condition and operating results.

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

We are continually developing and improving these tools and such efforts have required and are likely to continue to require significant time and resources and additional investment, and in some cases, we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our customers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are unreliable, or the measurement results are inconsistent with customer goals, our advertising revenue could be adversely affected.

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

We rely heavily on our ability to collect and share data and metrics for our customers to help new and existing customers understand the performance of advertising campaigns. If customers do not perceive our metrics to be accurate representations of our consumer base and consumer engagement or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, revenue and financial results.

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

We may be considered to “operate” or “do business” in states where our customers conduct their businesses, resulting in possible regulatory action. If any state licensing laws were determined to be applicable to us and if we are required to be licensed and are unable to do so or are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states. If any state’s regulatory requirements impose state-specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine such program’s attractiveness to consumers or customers. Alternatively, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state.

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

General Risks

We have a limited history of operating with a virtual first workforce and the long-term impact on our financial results and business operations is uncertain.

In July 2023, Cars Commerce announced that we will operate fully remote. However, we have a limited history of operating with a fully remote workforce and, although we anticipate that our shift to a fully-remote work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies, or productivity.

Our shift to fully remote work could make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition and the loss of key employees. We may also experience an increased risk of privacy and data security breaches involving our data. Any of these factors could adversely affect our financial condition and operating results.

Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.

Our success depends, in part, upon the continuing contributions of our executive officers, particularly our Chief Executive Officer, and other key employees and our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, such as individuals with technical skills in a rapidly changing technological environment. Additionally, as the workforce landscape changes due to the shift to remote and virtual work, we must compete to attract and retain employees. We do not have employment agreements with any of our executive officers or other operational employees, and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of the services of any of our key employees or the failure to attract or replace qualified employees may have a material and adverse effect on our business.

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

Our goodwill and other intangible assets were approximately $816.2 million as of December 31, 2023, representing approximately 70% of our total assets. We evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Risks Relating to our Common Stock

We cannot assure our stockholders that our share repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In February 2022, our Board of Directors authorized a share repurchase program to acquire up to $200.0 million of our common stock over a three-year period. Under the share repurchase program, Cars Commerce can repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and regulations. The timing and amounts of any purchases under the share repurchase program is dependent upon a variety of factors, including market conditions, price, regulatory requirements and other corporate considerations, as determined by Cars Commerce’s Board of Directors and management. The share repurchase program may be extended, suspended or discontinued at any time.

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

In the future, your percentage ownership in Cars Commerce may be diluted because of equity awards that we will be granting to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

Certain provisions of our Amended and Restated Certificate of Incorporation, By-laws and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over Cars Commerce. For example, our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws, collectively:

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

Stockholders may from time to time attempt to affect changes, engage in proxy solicitations or advance stockholder proposals. Activist stockholders may make strategic proposals related to our business, strategy, management or operations or may request changes to the composition of our Board of Directors. We cannot predict, and no assurances can be given as to, the outcome or timing of any such matters. In the event of a proxy contest, our business could be adversely affected. Responding to a proxy contest can be costly, time-consuming and disruptive, and can divert the attention of our management and employees from the operation of our business and execution of our strategic plan. Additionally, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our strategic plan and create additional value for our stockholders. Further, perceived uncertainties as to our future direction, including uncertainties related to the composition of our Board of Directors, may lead to the perception of instability or a change in the direction of our business, which may be exploited by our competitors, cause concern to current or potential customers, result in the loss of potential business opportunities, make it more difficult to attract and retain qualified employees and/or affect our relationships with vendors, customers and other third parties. Moreover, a proxy contest could cause significant fluctuations in the price of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Approximately 18.4% of our outstanding indebtedness as of December 31, 2023 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

Our debt levels could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, inhibit us from making beneficial acquisitions, adversely impact our ability to implement our capital allocation strategy and prevent us from making debt service payments. In addition, changing or increasing interest rates, including the rates under our debt agreements, could adversely affect our business or financial condition.

As a leveraged company, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our indebtedness could also have other important consequences with respect to our ability to manage and grow our business successfully, including the following:

•
it may limit our ability to borrow money for our working capital, capital expenditures, strategic initiatives, acquisitions or other purposes;
•
it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our credit agreement and our other indebtedness;
•
a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and so will not be available for other purposes;
•
it may limit our flexibility in planning for, or reacting to, changes in our operations or business, or in taking advantage of strategic opportunities;
•
at times we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•
it may make us more vulnerable to downturns in our business or the economy;
•
it may restrict us from making strategic acquisitions or divestitures, introducing new technologies or exploiting business opportunities; and
•
along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, may limit our ability to borrow additional funds, make acquisitions or capital expenditures, acquire or dispose of assets or take certain of the actions mentioned above, or adversely impact our ability to implement our capital allocation strategy (which includes paying dividends on our common stock), any of which could restrict our operations and business plans.

We recently amended our credit facilities to switch from eurodollar loans based on LIBOR to term Secured Overnight Financing Rate (“SOFR”) loans. SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR. It is not possible to predict what effect the change to SOFR may have on our interest rates.

As indicated above, SOFR is a relatively new reference rate. Any failure of SOFR to gain market acceptance could cause the SOFR to be modified or discontinued. Our current credit facilities provide a mechanism for determining an alternative rate of interest upon the occurrence of certain events related to the discontinuance of SOFR. The change to SOFR or transition to other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose our future borrowings to less favorable rates. If the change to SOFR, or other alternative rates, results in increased alternative interest rates or if our lenders have increased costs due to such phase out or changes, then our debt that uses benchmark rates could be affected and, in turn, our cash flows and interest expense could be adversely impacted.

Also, in spite of the limitations in our credit agreement, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information about our indebtedness, For more information, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments. None.

Item 1C. Cybersecurity.

Risk Management and Strategy. The cybersecurity program at Cars Commerce is part of our enterprise risk management program. At Cars Commerce, we believe cybersecurity risk management is of the utmost importance. As a result, Cars Commerce has implemented an information security management system (the “ISMS”) designed to protect our infrastructure from potential threats and is designed to allow us to assess, identify and manage material risks from cybersecurity threats as described in more detail below. The ISMS supports the security safeguards that are designed to protect the confidentiality, integrity, availability, and contractual compliance of the Cars.com Inc. (d/b/a Cars Commerce, Inc.) entities, which include Cars.com LLC, Accu-Trade, LLC, CreditIQ, LLC, DealerRater.com LLC and Dealer Inspire Inc. which is inclusive of the In-Market Video and NewCars brands. In addition, we engage with external resources to contribute to, and provide independent evaluation of, our existing cybersecurity practices. As a result, in 2023, Cars Commerce engaged an independent auditor to conduct an audit of the ISMS. As a result of the independent audit, in December 2023, Cars Commerce completed the certification to meet International Organization for Standardization 27001 requirements for the above-stated entities. In October 2023, Cars Commerce, through its subsidiary, completed the acquisition of D2C Media Inc. ("D2C Media"). During the due diligence, Cars Commerce completed a robust evaluation of its cybersecurity risk management process and plans to integrate D2C Media into the ISO Certification Process.

Protect. Our employees are the first line of defense against cybersecurity incidents. As such, employees receive annual security awareness training to understand the behaviors and technical requirements necessary to protect information. We also conduct periodic phishing awareness exercises to educate employees to recognize and report suspicious activity. We also use a combination of tools and in-house technologies to protect Cars Commerce, our employees and our customers, including but not limited to using only SOC 2 compliant hosting providers, anti-malware software, intrusion prevention systems, network and web application firewalls, multi-factor authentication, encryption, and remote access via virtual private network (“VPN”) software.

Assess. In addition to in-house assessments, we engage with security and technology vendors to assess our information security and cybersecurity program and test our technical capabilities, including conducting penetration testing. We conduct risk assessments and audits to identify new risks and include any newly identified risks in remediation planning, as well as confirming that previously identified risks have been remediated. Identified risks are included in a central risk register and assigned an overall risk score. Risk levels are assigned based on a number of factors, including the nature of the risk and likelihood of exploitation. Lastly, we create remediation plans to bring unacceptable risks to an acceptable level.

Identify. We use several methods to identify cybersecurity events, including, but not limited to, security alert tools, log monitoring by systems engineers working on operational incidents that are later determined to be security incidents, or suspicious activity reported directly by employees. Cars Commerce has developed security incident response procedures to (1) assess cybersecurity incidents, (2) identify and implement containment measures, (3) preserve evidence, (4) log response activities and (5) determine corrective actions to prevent similar incidents.

Respond and Manage. When detected, suspected cybersecurity threats are escalated to the Information Security Team (as described below) in various ways based on the nature of the cybersecurity incident, including but not limited to system engineer escalation, the Cars Commerce helpdesk and in-house and third-party security tools. Cars Commerce employees are also responsible for reporting any suspected cybersecurity or information security event that they observe or experience as soon as possible, by either contacting the Cars Commerce helpdesk, or the Information Security Team directly. The Information Security Team then creates a Security Incident Response Team (“SIRT”) which, depending on the incident, comprises of the cybersecurity staff, Systems and Network Engineers, the Chief Technology Officer and the Chief Legal Officer, or other stakeholders as appropriate. The SIRT investigates and manages the impact of cybersecurity incidents in accordance with the security incident response procedures.

Report. Following the conclusion of a security investigation, the SIRT prepares a report for the Information Security Governance Committee, as appropriate. The report includes information about the incident, details about the response and includes recommendations to prevent similar security events from occurring in the future. Additionally, the Information Security Team provides the Audit Committee and the Board with regular updates on cybersecurity matters, including recent cybersecurity threats and incidents and ongoing efforts to prevent, detects and respond to internal and external cybersecurity threats.

As of the date of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, Cars Commerce, including our business strategy, results of operations or financial condition. However, there can be no assurance that our cybersecurity prevention and mitigation efforts have been or will continue to prevent possible cybersecurity threats or whether a cybersecurity threat could have a material adverse effect on our business strategy, results of operations or financial condition. See “Risks Related to Technology” in “Risk Factors” of this Report.

In July 2023, the SEC adopted rules requiring the disclosure of material cybersecurity incidents. To ensure compliance with the SEC requirement, Cars Commerce has a review process to determine whether the impact of a cybersecurity threat is material and requires disclosure of the cybersecurity incident. In compliance with the SEC rule and Cars Commerce’s process, if such a cybersecurity incident occurs and the appropriate representatives from the Information Security Governance Committee determine that the cybersecurity incident is material, Cars Commerce will make the appropriate disclosures in a Current Report on Form 8-K within the required timeframe.

Governance. The Board of Directors provides strategic guidance regarding Cars Commerce’s overall risk oversight, including identification, management and mitigation of risk. The Board has delegated direct cybersecurity and information security risk oversight to the Audit Committee. Cars Commerce management provides the Audit Committee with regular updates at least quarterly regarding the effectiveness of Cars Commerce’s overall cybersecurity program and other cyber security related matters, which may include, Cars Commerce’s inherent cybersecurity risks, updates on recent cybersecurity threats and incidents, policies and practices, industry trends, regulatory developments, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external cybersecurity threats. The Chair of the Audit Committee informs the Board of the outcome of these meetings through updates presented to the Board at regularly scheduled Board meetings.

At the management level, our CEO provides general management, oversight and mitigation of Cars Commerce’s risk. The Chief Legal Officer and the Chief Technology Officer are the key executives responsible for managing Cars Commerce’s Information Security function and ensuring that Cars Commerce’s information security processes comply with applicable laws, SEC requirements and contractual obligations respectively. Cars Commerce’s Information Security Team, in conjunction with the Information Security Governance Committee are responsible for assessing and managing material risks from cybersecurity threats and providing management direction and support for information security. The Information Security Team is composed of skilled professionals with relevant information and cybersecurity education, certifications and experience. The Information Security Team coordinates the Cars Commerce Information Security Governance Committee, comprised of senior business leaders who support Cars Commerce’s Information Security Management System based on their area of expertise. Working together the teams initiate and control the implementation and operation of information security within Cars Commerce.

Item 2. Properties. We maintain administrative offices and other facilities to support our operations. We have a lease for our principal executive office in Chicago, Illinois. In 2023, we ceased operations at our Naperville, Illinois office and terminated the lease effective February 2024.

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

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol “CARS.” Based on reports by our transfer agent for our common stock, as of February 15, 2024, there were 4,164 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock for each of the last five fiscal years ended December 31, 2023. The graph also shows the cumulative returns of Standard and Poor’s (“S&P”) SmallCap 600 Index and Research Data Group’s (“RDG”) Internet Composite Index, both of which we are a member. The comparison assumes $100 was invested on December 31, 2018 in our common stock and each index.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Cars.com Inc.
S&P SmallCap 600 Index
RDG Internet Composite

Purchases of Equity Securities by Issuer. Our share repurchase activity for the three months ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1 through October 31, 2023	—	$—	—	$127,422
November 1 through November 30, 2023	238,913	18.80	238,913	122,931
December 1 through December 31, 2023	170,070	18.85	170,070	119,724
	408,983		408,983

(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or through privately negotiated transactions.
(2)
On February 24, 2022, the Company announced our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock that expires on February 20, 2025. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any dollar amount or particular amount of shares.
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

References in this discussion and analysis to “Cars Commerce”, the "Company," “we,” “us,” “our” and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview. Cars Commerce is an audience-driven technology company empowering the automotive industry. We simplify everything about car buying and selling with powerful products, solutions and AI-driven technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: our flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade, and exclusive in-market media solutions from the Cars Commerce Media Network.

Overview of Results.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenue	$689,183	$653,876	$623,683
Net income (1)	118,442	17,206	10,791

(1)
Net income for the year ended December 31, 2023 is primarily related to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Annual information regarding Traffic, Average Monthly Unique Visitors ("UVs") and Monthly Average Revenue Per Dealer ("ARPD") is as follows (in thousands, except for ARPD and percentages):

	Year Ended December 31,
	2023	2022	% Change
Average Monthly Unique Visitors	26,421	26,400	0%
Traffic	614,798	587,388	5%
ARPD - Annual	$2,486	$2,329	7%

Quarterly information regarding our Dealer Customers and ARPD is as follows:

	December 31, 2023	December 31, 2022	YoY % Change	September 30, 2023	QoQ % Change
Dealer Customers	19,504	19,506	(0)%	18,715	4%
ARPD - Quarterly	$2,523	$2,361	7%	$2,548	(1)%

UVs and Traffic. UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement consumers have with our platform. Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national customers and a primary reason they do business with us. We believe we have achieved audience scale as measured by UVs and Traffic, and we drive increased Traffic through a combination of continued growth in UVs and higher repeat visitation and engagement. Traffic increases can result in increased impressions, clicks and other connections that we can ultimately monetize through our products and services.

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars.com property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to Cars.com desktop and mobile properties (responsive sites and mobile apps). We measure UVs and Traffic via Adobe Analytics. These metrics do not include traffic to Dealer Inspire or D2C Media websites.

Consumer demand remains strong as indicated by both UVs and traffic. While UVs for the year ended December 31, 2023 were largely flat compared to the year ended December 31, 2022, traffic for the period was the highest level recorded, reflecting a combination of increased consumer interest from rising inventory levels, product investment in mobile app, and increased consumer engagement following the consolidation of Auto.com and Pickuptrucks.com into the Cars.com experience.

ARPD. We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning with the three months ended June 30, 2022, AccuTrade is included in our ARPD metric. No prior period has been recast as it would be impracticable to do so and the inclusion of AccuTrade would have had an immaterial impact on ARPD for prior periods. Additionally, beginning December 31, 2023, this key operating metric includes D2C Media.

ARPD for the fourth quarter of 2023 increased 7% as compared to the fourth quarter 2022, primarily driven by the marketplace repackaging initiative, including the adoption of higher tier packages, and growth in digital solutions.

ARPD for the annual period of 2023 increased 7% as compared to the annual period 2022 primarily driven by the marketplace repackaging initiative, including the adoption of higher tier packages, and growth in digital solutions.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Beginning June 30, 2022, this key operating metric includes AccuTrade; however, no prior period has been recast as it would be impracticable to do so. Additionally, beginning December 31, 2023, this key operating metric includes D2C Media.

Dealer Customers increased 4% as compared to September 30, 2023, primarily driven by the inclusion of 950 customers through the acquisition of D2C Media.

Dealer Customers remained flat from December 31, 2022, primarily driven by the inclusion of 950 D2C Media customers, offset by the anticipated churn from our 2023 marketplace repackaging initiative and a pull back by digital dealers in previous quarters.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, supply chain disruptions, semiconductor shortages, vehicle acquisition cost, vehicle retail prices, electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to execute our platform strategy including continuing to create the most engaged in-market audience, growing our dealer customers, unlocking the cross sell, transforming our OEM relationships and creating platform advantages. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, including AI-based tools, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include online chat, vehicle financing, appraisal and valuation, instant guaranteed offer capabilities and logistics technology. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue:
Dealer	$621,661	$579,222	$42,439	7%
OEM and National	55,904	58,557	(2,653)	(5)%
Other	11,618	16,097	(4,479)	(28)%
Total revenue	689,183	653,876	35,307	5%
Operating expenses:
Cost of revenue and operations	122,205	114,959	7,246	6%
Product and technology	99,584	89,015	10,569	12%
Marketing and sales	235,471	221,879	13,592	6%
General and administrative	76,807	67,593	9,214	14%
Depreciation and amortization	101,000	94,394	6,606	7%
Total operating expenses	635,067	587,840	47,227	8%
Operating income	54,116	66,036	(11,920)	(18)%
Nonoperating expense:
Interest expense, net	(32,425)	(35,320)	2,895	(8)%
Other expense, net	(3,586)	(8,140)	4,554	(56)%
Total nonoperating expense, net	(36,011)	(43,460)	7,449	(17)%
Income before income taxes	18,105	22,576	(4,471)	(20)%
Income tax (benefit) expense	(100,337)	5,370	(105,707)	***
Net income	$118,442	$17,206	$101,236	***

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription oriented and consists of marketplace, digital solutions, including website solutions and AccuTrade and media solutions sold to dealer customers. Dealer revenue is our largest revenue stream, representing 90.2% and 88.6% of total revenue for the years ended December 31, 2023 and 2022, respectively. Dealer revenue increased by $42.4 million, or 7.3%, compared to the prior year, driven primarily by growth in solutions revenue, growth in marketplace led by the 2023 marketplace repackaging initiative and growth in media products, partially offset by a reduction in revenue from digital only dealers.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represents 8.1% and 9.0% of total revenue for the years ended December 31, 2023 and 2022, respectively. OEM and National revenue decreased 4.5%, primarily due to pullbacks in spending from some of our insurance customers in response to certain macroeconomic factors, partially offset by growth in OEM revenue.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and a lead product, as well as the AccuTrade license agreement. Other revenue represents 1.7% and 2.4% of total revenue for the years ended December 31, 2023 and 2022, respectively. Other revenue decreased $4.5 million or 27.8%, primarily due to the planned expiration in the first quarter of 2023 of the AccuTrade license agreement entered into as part of the acquisition. For more information, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 17.7% and 17.6% of total revenue for the years ended December 31, 2023 and 2022, respectively. Cost of revenue and operations expense increased, primarily due to higher compensation costs.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represents 14.4% and 13.6% of total revenue for the years ended December 31, 2023 and 2022, respectively. Product and technology expense increased, primarily due to higher compensation, including stock-based compensation, as well as third-party costs and licenses.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 34.2% and 33.9% of total revenue for the years ended December 31, 2023 and 2022, respectively. Marketing and sales expense increased, primarily due to higher compensation, including stock-based compensation, marketing and advertising costs related to our new Cars.com Possibilities campaign, Cars Commerce branding and third party costs and an increase in our provision for doubtful accounts. This was partially offset by lower performance media spend due to strong traffic generation in the year.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represents 11.1% and 10.3% of total revenue for the years ended December 31, 2023 and 2022, respectively. General and administrative expense increased, primarily due to compensation, including stock-based compensation and earnout compensation related to the D2C Media acquisition. This was partially offset by a decrease in professional fees and other transaction costs. For more information related to the D2C Media acquisition, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to additional internally developed technology asset depreciation and amortization on acquisition-related intangibles.

Interest expense, net. Interest expense, net decreased by $2.9 million compared to the prior year period due to the maturity of the interest rate swap and increased interest income, partially offset by higher interest rates in 2023. For information related to our Term and Revolving Loans, senior unsecured notes and interest rate swap, see Note 7 (Debt) and Note 8 (Interest Rate Swap) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other expense, net. Other expense, net decreased primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and AccuTrade acquisitions, partially offset by foreign exchange gains. For more information related to contingent consideration, see Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax (benefit) expense. The effective income tax rate, expressed by calculating the income tax (benefit) expense as a percentage of Income before income tax, was (554.2)% for the year ended December 31, 2023, primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. The effective income tax rate was 23.8% for the year ended December 31, 2022 and differed from the U.S. federal statutory rate of 21%, primarily due to the impact of the return to provision adjustments and nondeductible executive compensation, partially offset by the tax benefits realized from a partial release of our uncertain tax positions and the impact of nondeductible transaction expenses. For information related to income taxes, see Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The comparison of the 2022 results with 2021 can be found under the heading “Year Ended December 31, 2022 Compared to Year Ended December 31, 2021” in “Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K, which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facilities. We believe that our positive operating cash flow, along with our Revolving Loan described below, provide adequate liquidity to meet our business needs for the next 12 months and beyond, including those for investments, debt service, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable, and various other macroeconomic factors, many of which are beyond our direct control.

As discussed below, we are subject to certain financial and other covenants contained in our debt agreements, as amended, including by the fourth amendment to the Credit Agreement (the "Fourth Amendment"). For information related to the Credit Amendment, as amended, see Note 7 (Debt) in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of December 31, 2023, Cash and cash equivalents were $39.2 million and including our undrawn Revolving Loan, our total liquidity was $234.2 million.

Indebtedness. As of December 31, 2023, the outstanding aggregate principal amount of our indebtedness was $490.0 million, at a weighted average interest rate of 6.6%, including $400.0 million of outstanding principal under the bonds, which carries an interest rate of 6.375%, $55.0 million of outstanding principal under the Term Loan which had an interest rate of 7.5% at December 31, 2023, and $35.0 million of outstanding principal under the Revolving Loan which had an interest rate of 7.5% at December 31, 2023.

During the year ended December 31, 2023, we made $11.3 million in mandatory Term Loan payments, we borrowed $45.0 million on our Revolving Loan and we repaid $25.0 million on our Revolving Loan. As of December 31, 2023, $195.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Interest Coverage Ratio, calculated in accordance with our Credit Agreement, which were 0.5x and 6.0x as of December 31, 2023, respectively. For further information, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program with cash from operations. During the year ended December 31, 2023, we repurchased and subsequently retired 1.7 million shares for $31.3 million at an average price per share of $18.43. As of December 31, 2023, $119.7 million of the program remains available.

Contingent Consideration and Earnout. The fair value as of December 31, 2023 for the contingent consideration related to the CIQ and AccuTrade Acquisitions was $61.4 million.

Within the next twelve months, we expect to pay a total of $32.5 million of potential contingent consideration and earnout based on the most recent projected financial information as of December 31, 2023. Further information related to the contingent consideration and earnouts is as follows.

The contingent consideration associated with the CIQ Acquisition is based on two achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period through December 2024.

The contingent consideration associated with the AccuTrade Acquisition is based on achievement of an earnings-related metric. For the AccuTrade contingent consideration, we have the option to pay consideration in cash or certain amounts in stock, which may result in a variable number of shares being issued in accordance with a calculation based on future share prices. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period through February 2025.

As part of the D2C Media Acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The actual amount to be paid will be based on the acquired business' future performance to be attained through December 31, 2025 with a total maximum amount of CAD$35.0 million.

For information related to the contingent consideration and earnout, see Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) in Part II, Item 8., “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$136,720	$128,511	$8,209
Investing activities	(97,050)	(84,377)	(12,673)
Financing activities	(31,748)	(51,488)	19,740
Effect of exchange rate changes on Cash and cash equivalents	(439)	—	(439)
Net change in Cash and cash equivalents	$7,483	$(7,354)	$14,837

Operating Activities. The increase in cash provided by operating activities was primarily related to changes in operating assets and liabilities, including fluctuations in working capital during the year ended December 31, 2023.

Investing Activities. The cash used in investing activities in 2023 was primarily related to the D2C Acquisition and capitalization of internally developed technology. The cash used in investing activities in 2022 was primarily related to the AccuTrade Acquisition and capitalization of internally developed technology.

Financing Activities. During the year ended December 31, 2023, cash used in financing activities was primarily related to $36.3 million of payments on our long-term debt and $31.3 million repurchases of common stock, offset by $45.0 million of proceeds from Revolving Loan borrowings related to the D2C Acquisition. During the year ended December 31, 2022, cash used in financing activities was primarily related to repurchases of common stock and payments on our long-term debt, partially offset by $45.0 million of proceeds from Revolving Loan borrowings related to the AccuTrade Acquisition. For information related to our debt and repurchases of our common stock, see Note 7 (Debt) and Note 11 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2023, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt (1)	$490,000	$25,000	$65,000	$—	$—	$400,000	$—
Interest on debt (2)	137,095	32,433	28,162	25,500	25,500	25,500	—
Operating leases	36,550	4,707	4,722	4,842	4,151	5,087	13,041
Other obligations (3)	30,588	23,332	6,874	382	—	—	—
Total	$694,233	$85,472	$104,758	$30,724	$29,651	$430,587	$13,041
(1)
Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the non-cash amortization of debt issuance and other costs related to indebtedness.
(2)
Interest payments for variable rate debt were calculated using interest rates as of December 31, 2023 and factor in scheduled amortization payments on the Term Loan.
(3)
Other obligations represent commitments under certain vendors and other contracts. Excluded from the above table is the contingent consideration related to the CIQ and AccuTrade acquisitions and the earnout related to the D2C Media acquisition as the amounts and timing are uncertain with the exception of the portion for D2C Media that was earned as of December 31, 2023. As part of the CIQ acquisition, we may be required to pay up to an additional $50.0 million in cash consideration to the former owners based on two earn-out achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period. As part of the AccuTrade acquisition, we may be required to pay an additional $63.0 million, of which $15.0 million could be in stock, based on certain tiered performance metrics with additional upside for performance that exceeds the tiered performance metrics. The actual amount to be paid will be based on the acquired business’s future performance to be attained over a three-year performance period. Additionally, as part of the D2C Media Inc. acquisition, we may pay up to an additional CAD$35.0 million over the total period (CAD$30.0 million remaining as of December 31, 2023).

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

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We periodically enter into arrangements that include multiple promises that we evaluate to determine whether the promises are separate performance obligations. We identify performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when a performance obligation is satisfied by providing a service to a customer. Revenue is primarily generated through our direct sales force.

Dealer. Dealer revenue consists of marketplace, digital solutions, including website solutions and AccuTrade and media products sold to dealer customers, and is typically subscription-oriented in nature. Further information related to Dealer revenue in the Consolidated Statements of Income is as follows:

•
Marketplace. Our primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription packages allow dealer customers and OEMs to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to-month basis. We recognize subscription package revenue ratably as the service is provided over the contract term.
•
Digital Experience. We provide services, including hosting flexible, custom-designed website platforms supporting digital retailing and messaging platform products. We recognize this subscription revenue ratably as the service is provided over the contract term.
•
Trade & Appraisal. Leveraging wholesale and retail data sources, AccuTrade provides dealers with vehicle valuation and appraisal technology to efficiently identify, source and procure the exact vehicles they require. We recognize AccuTrade subscription revenue ratably as the service is provided over the contract term.
•
Cars Commerce Media Network. The Cars Commerce Media Network unifies our media products, including display advertising, social selling, such as Cars Social, and In-Market Video.
o
Add-on Marketplace and Digital Experience products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of our add-on products are not sold separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation, and we recognize the related revenue ratably as the services are provided over the contract term.
o
We also provide certain non-subscription digital advertising services to dealer customers. We recognize revenue related to these services at the point in time the service is provided.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. Revenue related to OEM and National customers are primarily transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We recognize revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to OEMs and national customers is recorded in OEM and National revenue in the Consolidated Statements of Income.

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties. We recognize other revenue either ratably as the services are provided or at the point in time the services have been performed. In connection with the AccuTrade Acquisition, we entered into an agreement to provide one of the former owners with a one-year license to a certain product. The recognition of revenue associated with the license fee is recorded in Other revenue. Other revenue is recorded in Other revenue in the Consolidated Statements of Income.

Business Combinations.

Intangible Assets. Intangible assets are recorded at their estimated fair value at the date of acquisition. The fair values assigned to the intangible assets acquired were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. These preliminary fair values are subject to change within the one-year measurement period. We amortize intangible assets over their estimated useful lives on a straight-line basis. Amortization is recorded over the relevant estimated useful lives ranging from five to 14 years.

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

AccuTrade Contingent Consideration. As part of the AccuTrade Acquisition, we may be required to pay additional consideration to the former owners based on achievement of an earnings-related metric. We have the option to pay consideration in cash or certain amounts in stock, which would result in a variable number of shares being issued. The amount to be paid will be determined by AccuTrade's performance over a three-year performance period; based on certain tiered performance metrics, the maximum amount to be paid is $63.0 million, with additional upside for performance that exceeds the tiered performance metrics. The contingent consideration fair value is measured based on a Monte Carlo simulation and is classified as Level 3 in the fair value hierarchy. Significant inputs include volatility and projected financial information.

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

We review and re-assess the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. We measure contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective. The fair value measurement includes the following significant inputs: volatility and projected financial information. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings within Other expense, net on the Consolidated Statements of Income.

Income Taxes. We account for income taxes according to the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying value and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in the Consolidated Statements of Income in the period that includes the enactment date of the change. We assess the recoverability of our deferred tax assets on a quarterly basis, considering all positive and negative evidence. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated Balance Sheets. See Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Recent Accounting Pronouncements. There are no recent accounting pronouncements that materially impact our financial statements as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates and foreign currency exchange risk.

Interest Rate Risk. The interest rate on borrowings under our Term Loan and Revolving Credit Facility is floating and, therefore, subject to fluctuations. As of December 31, 2023, the outstanding aggregate principal amount of our indebtedness was $490.0 million, at a weighted average interest rate of 6.6%, including $400.0 million of outstanding principal under the bonds, which carries a fixed interest rate of 6.375%, $55.0 million of outstanding principal under the Term Loan which carried an interest rate of 7.5% at December 31, 2023, and $35.0 million of outstanding principal under the Revolving Loan which carried an interest rate of 7.5% at December 31, 2023.

Foreign Currency Exchange Risk. Historically, we have not faced any significant foreign currency risk as our operations and sales have been primarily in the United States. However, with the acquisition of D2C Media Inc. in November 2023, we have expanded our presence in Canada and therefore our risk related to changes in exchange rates between the U.S. dollar and Canadian dollar. D2C Media primarily bills its customers and incurs expenses in Canadian dollars. We also have intercompany debt between U.S. and Canadian entities that is subject to exchange rate fluctuations and will result in foreign exchange gains or losses depending on the currency movement during the respective time period. The effect of foreign currency exchange rate fluctuations during 2023 is immaterial. As we continue to grow our Canadian operations, we expect to continue to be exposed to foreign exchange rate risk. We may determine to take certain foreign exchange rate risk management measures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2023 and 2022, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Acquisition of D2C Media, Inc.
Description of the Matter

As described in Note 3 to the Consolidated Financial Statements, in November 2023 the Company completed its acquisition of all of the outstanding stock of D2C Media, Inc. for total purchase consideration of $79.8 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of D2C Media, Inc. was complex due to the significant estimation required by management to determine the fair value of the customer relationship intangible asset of $29.2 million. The significant estimation was primarily due to the complexity of the valuation model used by management to measure the fair value of the customer relationship intangible asset and the sensitivity of the fair value to the significant underlying assumptions. The Company used a multi-period excess earnings method to measure the fair value of the customer relationship intangible asset. The significant assumptions used to estimate the value of the customer relationship intangible asset included the forecasted revenue projections, EBITDA margin projections and the attrition rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its acquisition. For example, we tested controls over the recognition and measurement of net assets acquired and total consideration transferred, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the customer relationship intangible asset, we performed audit procedures that included, among others, evaluating the Company's use of the multi-period excess earnings method and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the Company’s use of a multi-period excess earnings valuation model, as well as certain significant assumptions used in the model and to perform corroborative fair value calculations.

Valuation of Contingent Consideration
Description of the Matter

As described in Note 2 and Note 4 to the Consolidated Financial Statements, the Company recognized contingent consideration liabilities at the estimated fair value on the acquisition date in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded within the Consolidated Financial Statements in the period of change. At December 31, 2023, the Company had $61.4 million in contingent consideration liabilities, which represented a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of contingent consideration liabilities. For example, we tested controls over management’s review of the significant assumptions and other inputs used in the determination of fair value. To test the estimated fair value of contingent consideration liabilities, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We evaluated the assumptions and judgments considering observable industry and economic trends. We assessed the reasonableness of projected financial information in relation to the Company’s budgets and forecasts. Our procedures included evaluating the data sources used by management in determining its assumptions and, where necessary, included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved our valuation specialists to assist in our evaluation of the Company’s use of a Monte Carlo simulation model, the volatility assumption used in the model and to perform corroborative fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

February 22, 2024

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$39,198	$31,715
Accounts receivable, net	125,373	107,930
Prepaid expenses	12,553	8,377
Other current assets	1,314	605
Total current assets	178,438	148,627
Property and equipment, net	43,853	45,218
Goodwill	147,058	102,856
Intangible assets, net	669,167	707,088
Deferred tax assets, net	112,953	48
Investments and other assets, net	20,980	21,033
Total assets	$1,172,449	$1,024,870
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$22,259	$18,230
Accrued compensation	31,669	19,316
Current portion of long-term debt, net	23,129	14,134
Other accrued liabilities	68,691	54,332
Total current liabilities	145,748	106,012
Noncurrent liabilities:
Long-term debt, net	460,119	458,249
Deferred tax liabilities	8,757	1,401
Other noncurrent liabilities	65,717	74,778
Total noncurrent liabilities	534,593	534,428
Total liabilities	680,341	640,440
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 65,929 and 66,287 shares issued and outstanding as of December 31, 2023 and 2022, respectively	659	662
Additional paid-in capital	1,500,232	1,511,944
Accumulated deficit	(1,009,734)	(1,128,176)
Accumulated other comprehensive income	951	—
Total stockholders' equity	492,108	384,430
Total liabilities and stockholders' equity	$1,172,449	$1,024,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Dealer	$621,661	$579,222	$549,923
OEM and National	55,904	58,557	65,085
Other	11,618	16,097	8,675
Total revenue	689,183	653,876	623,683
Operating expenses:
Cost of revenue and operations	122,205	114,959	114,200
Product and technology	99,584	89,015	77,316
Marketing and sales	235,471	221,879	208,335
General and administrative	76,807	67,593	73,562
Depreciation and amortization	101,000	94,394	101,932
Total operating expenses	635,067	587,840	575,345
Operating income	54,116	66,036	48,338
Nonoperating expenses:
Interest expense, net	(32,425)	(35,320)	(38,729)
Other expense, net	(3,586)	(8,140)	(126)
Total nonoperating expenses, net	(36,011)	(43,460)	(38,855)
Income before income taxes	18,105	22,576	9,483
Income tax (benefit) expense	(100,337)	5,370	(1,308)
Net income	$118,442	$17,206	$10,791
Weighted-average common shares outstanding:
Basic	66,742	68,215	68,727
Diluted	68,227	69,649	71,337
Earnings per share:
Basic	$1.77	$0.25	$0.16
Diluted	1.74	0.25	0.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$118,442	$17,206	$10,791
Other comprehensive income, net of tax:
Foreign currency translation adjustment	951	—	—
Reclassification of Accumulated other comprehensive loss on interest rate swap into Net income	—	2,002	4,802
Total other comprehensive income, net of tax	951	2,002	4,802
Comprehensive income	$119,393	$19,208	$15,593

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity
Balance at December 31, 2020	—	$—	67,387	$674	$1,530,493	$(1,156,173)	$(6,804)	$368,190
Net income	—	—	—	—	—	10,791	—	10,791
Other comprehensive income, net of tax	—	—	—	—	—	—	4,802	4,802
Shares issued in connection with stock-based compensation plans, net	—	—	1,783	18	(7,212)	—	—	(7,194)
Stock-based compensation	—	—	—	—	21,431	—	—	21,431
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	17,206	—	17,206
Other comprehensive income, net of tax	—	—	—	—	—	—	2,002	2,002
Repurchases of common stock	—	—	(4,168)	(41)	(48,941)	—	—	(48,982)
Shares issued in connection with stock-based compensation plans, net	—	—	1,285	11	(6,267)	—	—	(6,256)
Stock-based compensation	—	—	—	—	22,440	—	—	22,440
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	118,442	—	118,442
Other comprehensive income, net of tax	—	—	—	—	—	—	951	951
Repurchases of common stock	—	—	(1,698)	(17)	(31,276)	—	—	(31,293)
Shares issued in connection with stock-based compensation plans, net	—	—	1,340	14	(9,219)	—	—	(9,205)
Stock-based compensation	—	—	—	—	28,783	—	—	28,783
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$118,442	$17,206	$10,791
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	22,331	16,380	16,290
Amortization of intangible assets	78,669	78,014	85,642
Amortization of Accumulated other comprehensive loss on interest rate swap	—	2,362	5,670
Changes in fair value of contingent consideration	5,537	8,130	—
Stock-based compensation	28,491	22,342	21,431
Deferred income taxes	(114,498)	1,283	(2,927)
Provision for doubtful accounts	2,986	1,888	164
Amortization of debt issuance costs	3,042	3,235	3,360
Unrealized gain on foreign currency denominated transactions	(2,072)	—	—
Amortization of deferred revenue related to AccuTrade Acquisition	(883)	(4,417)	—
Other, net	1,026	1,202	1,416
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,567)	(9,337)	(5,352)
Prepaid expenses and other assets	(5,101)	(423)	6,141
Accounts payable	3,722	2,611	(1,099)
Accrued compensation	11,638	(4,296)	5,293
Other liabilities	(1,043)	(7,669)	(8,817)
Net cash provided by operating activities	136,720	128,511	138,003
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(76,168)	(64,663)	(20,258)
Capitalization of internally developed technology	(19,602)	(17,886)	(17,741)
Purchase of property and equipment	(1,280)	(1,828)	(1,451)
Net cash used in investing activities	(97,050)	(84,377)	(39,450)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	45,000	45,000	—
Payments of Revolving Loan borrowings and long-term debt	(36,250)	(41,250)	(120,000)
Payments for stock-based compensation plans, net	(9,205)	(6,256)	(7,194)
Repurchases of common stock	(31,293)	(48,982)	—
Payments of debt issuance costs and other fees	—	—	(9)
Net cash used in financing activities	(31,748)	(51,488)	(127,203)
Effect of exchange rate changes on Cash and cash equivalents	(439)	—	—
Net increase (decrease) in Cash and cash equivalents	7,483	(7,354)	(28,650)
Cash and cash equivalents at beginning of period	31,715	39,069	67,719
Cash and cash equivalents at end of period	$39,198	$31,715	$39,069
Supplemental cash flow information:
Cash paid (received) for income taxes	$17,636	$545	$(7,992)
Cash paid for interest and swap	30,416	33,370	38,342

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business. Cars.com Inc., d/b/a Cars Commerce (the "Company" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. The Company simplifies everything about car buying and selling with powerful products, solutions and AI-driven technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: the flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade, and exclusive in-market media solutions from the Cars Commerce Media Network.

Note 2. Significant Accounting Policies

Basis of Presentation. These accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of Cars Commerce and its 100% owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable that the Company will collect substantially all of the consideration to which the Company will be entitled in exchange for the services that will be provided to the customer. The Company periodically enters into arrangements that include multiple promises that the Company evaluates to determine whether the promises are separate performance obligations. The Company identifies performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. The Company allocates the contractual transaction price to each distinct performance obligation and recognizes revenue when a performance obligation is satisfied by providing a service to a customer. Revenue is primarily generated through the Company’s direct sales force.

Dealer. Dealer revenue consists of marketplace, digital solutions, including website solutions and AccuTrade and media products sold to dealer customers, and is typically subscription-oriented in nature. Further information related to Dealer revenue in the Consolidated Statements of Income is as follows:

•
Marketplace. The Company's primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. The Company's subscription packages allow dealer customers and OEMs to showcase their new and used vehicle inventory to in-market shoppers on the Cars.com website. The subscription packages are generally a fixed price arrangement with varying contract terms, typically ranging from three to six months, that are automatically renewed, typically on a month-to-month basis. The Company recognizes subscription package revenue ratably as the service is provided over the contract term.
•
Digital Experience. The Company provides services, including hosting flexible, custom-designed website platforms supporting digital retailing and messaging platform products. The Company recognizes this subscription revenue ratably as the service is provided over the contract term.
•
Trade & Appraisal. Leveraging wholesale and retail data sources, AccuTrade provides dealers with vehicle valuation and appraisal technology to efficiently identify, source and procure the exact vehicles they require. The Company recognizes AccuTrade subscription revenue ratably as the service is provided over the contract term.
•
Cars Commerce Media Network. The Cars Commerce Media Network unifies our media products, including display advertising, social selling, such as Cars Social, and In-Market Video.
o
Add-on Marketplace and Digital Experience products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of the Company's add-on products are not sold separately from the subscription packages as the customer cannot benefit from add-on products on their own. Therefore, the subscription packages and add-on products are combined as a single performance obligation, and the Company recognizes the related revenue ratably as the services are provided over the contract term.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

o
The Company also provides certain non-subscription digital advertising services to dealer customers. The Company recognizes revenue related to these services at the point in time the service is provided.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. Revenue related to OEM and National customers are primarily transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company recognizes revenue related to these services at the point in time the service is provided. Display advertising products revenue sold to OEMs and national customers is recorded in OEM and National revenue in the Consolidated Statements of Income.

Other Revenue. Other revenue primarily includes revenue related to vehicle listing data sold to third parties. The Company recognizes other revenue either ratably as the services are provided or at the point in time the services have been performed. In connection with the AccuTrade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The recognition of revenue associated with the license fee is recorded in Other revenue. Other revenue is recorded in Other revenue in the Consolidated Statements of Income.

Cash and Cash Equivalents. All cash balances and liquid investments with original maturities of three months or less on their acquisition date are classified as cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are primarily derived from sales to customers and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables, expected losses and any specific reserves needed for certain customers based on their credit risk. Bad debt expense is included in Marketing and sales in the Consolidated Statements of Income.

As of December 31, 2023, the Company's rollforward of the allowance for doubtful accounts is as follows (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2023	$1,890	$2,986	$(3,056)	$653	$2,473
2022	1,665	1,888	(2,314)	651	1,890

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly rated financial institutions.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net income. The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and as applicable, may be indicative of impairment. The non-marketable investments recorded within Investments and other assets, net on the Consolidated Balance Sheets were zero as of December 31, 2023 and 2022.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2023	2022	Estimated Useful Life
Computer software	$98,139	$79,682	18 months - 5 years
Computer hardware	12,050	12,550	3 - 5 years
Leasehold improvements	17,568	18,581	Lesser of useful life or lease term
Furniture and fixtures	3,857	4,140	10 years
Property and equipment, gross	131,614	114,953
Less: Accumulated depreciation	(87,761)	(69,735)
Property and equipment, net	$43,853	$45,218

Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of fixed assets is included in General and administrative expense on the Consolidated Statements of Income.

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs, excluding cloud computing arrangements, for the years ended December 31, 2023, 2022 and 2021 were $20.0 million, $18.1 million and $17.9 million, respectively. Capitalized costs, excluding those for cloud computing arrangements, are included in Property and equipment, net on the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Cloud Computing Arrangements. The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. Any amortization is recorded in the same manner on the Consolidated Statements of Income as the expense associated with the underlying host arrangement. These capitalized costs as of December 31, 2023 were $1.3 million and $6.5 million in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively. These capitalized costs as of December 31, 2022 were $1.0 million and $4.7 million in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively. Research and development costs are expensed as incurred.

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

The process of estimating the fair value of goodwill is subjective and required the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, the Company concluded it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company will perform the quantitative test.

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

If a quantitative test is performed, the Company estimates the fair value of the reporting unit with an income approach using a discounted cash flow (“DCF”) analysis and the Company also considers a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the economies the Company operates in. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 6 (Goodwill and Other Intangible Assets, net).

The Company’s indefinite-lived intangible asset relates to the Cars.com trade name. Intangible assets with indefinite lives are tested for impairment annually, or more often if circumstances dictate, and written down to fair value as required. Similar factors to goodwill are considered in this evaluation. The estimates of fair value are determined using the “relief from royalty” methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Intangible Asset	Estimated Useful Life
Acquired software	2 - 7 years
Customer relationships	3 - 14 years
Other trade names	5 - 12 years

Valuation of Long-Lived Assets. The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No material impairment losses for long-lived assets were recognized for the periods presented in the Consolidated Statements of Income.

Fair Value of Financial Instruments. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

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

The Company’s financial instruments include the contingent consideration related to the Company's acquisitions and, before the year ended December 31, 2022, the interest rate swap (the “Swap”), both recorded at fair value. See Note 4 (Fair Value Measurements) and Note 8 (Interest Rate Swap) for additional information on the contingent consideration and the interest rate swap, respectively. Financial instruments also include accounts receivable, accounts payable and other liabilities. The carrying values of these instruments approximate their fair values.

The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of December 31, 2023 and December 31, 2022 were as follows (in millions):

	December 31, 2023	December 31, 2022
Fair Value	$470.9	$435.4
Carrying Value	490.0	481.3

The contingent consideration is classified as Level 3 in the fair value hierarchy and the fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earn-out achievement objective, utilizing projections about future performance. Significant inputs include volatility and projected financial information.

Contingent Consideration. The Company's contingent consideration obligations are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of certain financial or performance metrics. Contingent consideration was recognized at its estimated fair value at the date of acquisition based on expected future payment, discounted using a weighted average cost of capital in accordance with accepted valuation methodologies.

The Company reviews and reassesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective. The fair value measurement includes the following significant inputs: volatility and projected financial information. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings within Other expense, net on the Consolidated Statements of Income.

Foreign Currency Translation. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All balances of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period‑end rates; (ii) income statement accounts at average exchange rates for the period; and (iii) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from consolidated Net income and are recognized within Accumulated other comprehensive income in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in Other expense, net within consolidated Net income for the period. Monetary assets and liabilities that are in a currency other than the Company's functional currency are translated to the functional currency at period-end, with changes in such amounts being reported as a component of Other expense, net in the Consolidated Statements of Income.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Income tax (benefit) expense in the Consolidated Statements of Income. For further information, see Note 14 (Income Taxes).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. For further information, see Note 12 (Stock-Based Compensation).

Advertising Costs. Advertising costs are expensed as they are incurred and included in Marketing and sales in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $107.8 million, $107.1 million and $104.4 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, compensation costs for the product fulfillment and customer service teams and pay per lead products.

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on their date of hire and are allowed to make tax-deferred contributions up to 90% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are immediately fully vested. The Company’s contributions to its defined contribution plans for the years ended December 31, 2023, 2022 and 2021 were $6.3 million, $5.5 million and $5.0 million, respectively.

Note 3. Business Combinations

D2C Acquisition. On November 1, 2023, the Company acquired all of the outstanding stock of D2C Media Inc. and EZResults Inc. (collectively, the “D2C Acquisition”), a leading provider of website and digital advertising solutions in Canada for $79.8 million total purchase consideration.

The Company expensed as incurred total acquisition costs of $1.4 million during the year ended December 31, 2023. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

As part of the D2C Acquisition, the Company may be required to pay a cash earnout of up to an additional CAD$35.0 million (approximately US$26.4 million as of December 31, 2023). The payment is classified as compensation expense and is not included in the total purchase consideration, as the potential cash compensation is to former equity holders who became employees and is forfeited if employment is terminated prior to the end of the earnout period. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period of up to CAD$5.0 million, CAD$15.0 million and CAD$15.0 million, for the years ending December 31, 2023, 2024 and 2025, respectively.

Preliminary Purchase Price Allocation. The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The preliminary fair values of all assets acquired and liabilities assumed are subject to change within the one-year measurement period. The preliminary D2C Acquisition purchase price allocation is as follows (in thousands):

Preliminary Acquisition-date Fair Value
Cash consideration	$79,841

Cash and cash equivalents	$3,673
Accounts receivable	4,640
Other assets acquired (1)	1,378
Identified intangible assets (2)	38,967
Total assets acquired	48,658
Accounts payable and accrued liabilities	(1,698)
Other liabilities assumed (3)	(815)
Deferred tax liabilities, net	(8,558)
Total liabilities assumed	(11,071)
Net identifiable assets	37,587
Goodwill	42,254
Total purchase consideration	$79,841

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(1)
Other assets acquired primarily consists of property and equipment, operating lease right of use assets and other prepaid expenses.
(2)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Preliminary Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Customer relationships	$29,153	14
Acquired software	9,092	5
Trade name	722	5
Total	$38,967

(3)
Other liabilities assumed primarily consists of operating lease right of use liabilities and income taxes payable.

A reconciliation of cash consideration to Payment for D2C Media, net in the Consolidated Statements of Cash Flows is as follows (in thousands):

Cash consideration	$79,841
Less: Cash acquired	(3,673)
Total payment for D2C Media, net	$76,168

Goodwill. In connection with the D2C Acquisition, the Company recorded goodwill in the amount of $42.3 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The D2C Acquisition would have had an immaterial impact on the Company’s Consolidated financial statements for the years ended December 31, 2022 and 2021.

AccuTrade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively, “AccuTrade”), which provides dealers with VIN-specific vehicle valuation and appraisal data, instant offer capabilities and logistics technology (the “AccuTrade Acquisition”). The Company expensed as incurred total acquisition costs of $2.0 million, of which $1.0 million were recorded during the year ended December 31, 2022. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s final estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The AccuTrade Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Cash consideration	$64,663
Other consideration (1)	5,300
Contingent consideration (2)	23,936
Total purchase consideration	$93,899

Assets acquired (3)	$1,595
Identified intangible assets (4)	15,679
Total assets acquired	17,274
Total liabilities assumed (5)	(235)
Net identifiable assets	17,039
Goodwill	76,860
Total purchase consideration	$93,899

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(1)
In connection with the AccuTrade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the AccuTrade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and is being amortized into Other revenue on the Consolidated Statements of Income over the one-year contract term. The current period revenue related to the non-cash consideration of $0.9 million is a non-cash reconciling item titled Amortization of deferred revenue related to AccuTrade Acquisition on the Consolidated Statements of Cash Flows.
(2)
As part of the AccuTrade Acquisition, the Company may be required to pay additional consideration to the former owners based on the achievement of certain financial targets. The Company has the option to pay consideration in cash or certain amounts in stock, which would result in a variable number of shares being issued in accordance with a calculation based on future share prices. The amount to be paid will be determined by the acquired business’ future performance to be attained over a three-year performance period; based on certain tiered performance metrics the maximum amount to be paid is $63.0 million, of which a maximum of $15.0 million could be in stock, with additional upside for performance that exceeds the tiered performance metrics. The contingent consideration is classified as Level 3 in the fair value hierarchy. The fair value is measured based on a Monte Carlo simulation. This amount represents the estimated fair value at the time of the acquisition. For more information on the fair value of the AccuTrade contingent consideration, see Note 4 (Fair Value Measurements).
(3)
Assets acquired primarily consist of accounts receivable.

(4)
Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Acquired software	$12,926	5
Trade name	1,446	10
Customer relationships	1,307	7
Total	$15,679

(5)
Total liabilities assumed primarily consist of accounts payable.

In connection with the AccuTrade Acquisition, the Company recorded goodwill in the amount of $76.9 million, which is primarily attributable to sales growth from existing and future technology, product offerings, customers and the value of the acquired assembled workforce. All of the goodwill is considered deductible for income tax purposes.

The AccuTrade Acquisition would have had an immaterial impact on the Company’s Consolidated financial statements for the year ended December 31, 2021.

CreditIQ Acquisition. On November 5, 2021, the Company acquired all of the outstanding stock of CreditIQ, Inc. (the “CIQ Acquisition”) an automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. Through the CIQ Acquisition, the Company now provides dealers with access to advanced digital financing technology across the Cars Commerce platform.

The Company expensed as incurred total acquisition costs of $1.3 million during the year ended December 31, 2021. These costs were recorded in General and administrative in the Consolidated Statements of Income. In connection with the CIQ Acquisition, CreditIQ’s unvested equity awards were cash settled for a total of $9.6 million. The fair value of these awards was based on the price paid per common share to the owners of the acquired business and recognized immediately after the CIQ Acquisition as compensation expense in the Company’s Consolidated Statements of Income.

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

The CIQ Acquisition would have had an immaterial impact on the Company’s Consolidated financial statements for the year ended December 31, 2021.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Fair Value Measurements

The Company's contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	As of December 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$61,408	$—	$—	$61,408
Total	$61,408	$—	$—	$61,408

		Fair value measurement at reporting date
	As of December 31, 2022	Level 1	Level 2	Level 3
Contingent consideration	$55,871	$—	$—	$55,871
Total	$55,871	$—	$—	$55,871

The rollforward of the Level 3 contingent consideration from December 31, 2022 is as follows (in thousands):

	As of December 31, 2022	Fair Value Adjustment (1)	As of December 31, 2023
Contingent consideration	$55,871	$5,537	$61,408

(1)
Fair value adjustments on contingent considerations are reflected within Other expense, net in the Consolidated Statements of Income.

The contingent consideration related to CreditIQ and AccuTrade is classified on the Consolidated Balance Sheets based on expected payment dates. As of December 31, 2023, $25.8 million and $35.6 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets. As of December 31, 2022, $9.4 million and $46.5 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets.

The significant inputs and assumptions that were used in the contingent consideration valuations as of December 31, 2023 related to volatility ranged from 27% to 41%.

We expect to make payments on the contingent consideration in 2024 and 2025. For more information relating to contingent consideration, see Note 3 (Business Combinations).

Note 5. Revenue

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Dealer	$621,661	$579,222	$549,923
OEM and National	55,904	58,557	65,085
Other	11,618	16,097	8,675
Total revenue	$689,183	$653,876	$623,683

Note 6. Goodwill and Other Intangible Assets, net

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill and Indefinite-Lived Intangible Asset Summary. The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2021	$26,227	$390,020
Additions (1)	76,860	—
Adjustments (2)	(231)	—
December 31, 2022	$102,856	$390,020
Additions (1)	42,254	—
Foreign currency translation adjustment	1,948	—
December 31, 2023	$147,058	$390,020

(1)
In connection with the D2C Acquisition and AccuTrade Acquisition, the Company recorded goodwill in the amount of $42.3 million and $76.9 million, respectively. The D2C Acquisition related goodwill is preliminary as of December 31, 2023. For more information on the acquisitions, see Note 3 (Business Combinations).

(2)
During the year ended December 31, 2022, the Company recorded a purchase accounting adjustment related to the CreditIQ Acquisition.

Goodwill and Indefinite-Lived Intangible Asset Impairment Test. The Company performed impairment tests for goodwill and the indefinite-lived intangible asset. The Company performed a qualitative assessment that considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specific facts and circumstances. After performing this assessment, the Company concluded there were no indicators of impairment and therefore, the Company did not perform a quantitative test and did not record an impairment to goodwill or the indefinite-lived intangible asset during any of the three years ending December 31, 2023, 2022 and 2021.

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$864,344	$(624,204)	$240,140	$833,847	$(556,053)	$277,794
Acquired software	83,138	(54,990)	28,148	73,626	(48,288)	25,338
Other trade names	27,001	(16,142)	10,859	26,246	(12,310)	13,936
Content library	2,100	(2,100)	—	2,100	(2,100)	—
Total	$976,583	$(697,436)	$279,147	$935,819	$(618,751)	$317,068

As of December 31, 2023, projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2024	$80,456
2025	62,610
2026	41,201
2027	34,944
2028	28,688
Thereafter	31,248
Total	$279,147

Note 7. Debt

Credit Agreement. On May 31, 2017, the Company and certain of its domestic wholly-owned subsidiaries (collectively, the “Guarantors”) entered into what was originally a $900.0 million Credit Agreement (the “Credit Agreement”) with the lenders named therein. Subsequent to the initial Credit Agreement, the Company has entered into four amendments.

The Credit Agreement’s initial maturity was May 31, 2022 and originally included (a) revolving loan commitments in an aggregate principal amount of up to $450.0 million (of which up to $25.0 million may be in the form of letters of credit at its request) and (b) term

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

loans in an aggregate principal amount of $450.0 million. Interest on the borrowings under the Credit Agreement is payable based on either (i) the London Interbank Offered Rate (“LIBOR”) or (ii) the Alternate Base Rate (“ABR”), as defined in the Credit Agreement, in either case plus an applicable margin and fees which, after the second full fiscal quarter following the closing date, was based upon its Total Net Leverage Ratio. The Credit Agreement required a maximum Total Net Leverage Ratio of 4.25x with an incremental step down to 3.75x on or after May 31, 2019 and a minimum Interest Coverage Ratio of 3.0x (each as defined in the Credit Agreement). The Credit Agreement allowed for with a temporary step up to the maximum Total Net Leverage Ratio for material permitted acquisitions.

Third Amendment. On October 30, 2020, the Company entered into the Third Amendment to its Credit Agreement in connection with a broader refinancing, in which the Company reduced the size of the outstanding borrowings under the Credit Agreement to an aggregate principal amount of $430.0 million, comprised of a $230.0 million Revolving Credit Facility and a $200.0 million Term Loan, and extended the maturity date to May 31, 2025. The Third Amendment also included the following, among others:

•
A maximum Senior Secured Leverage Ratio of 3.50x (as defined within the Credit Agreement, as amended), with a temporary step up for material permitted acquisitions;

•
A minimum Interest Coverage Ratio of 2.75x and 3.00x beginning June 30, 2023;

•
A revised interest rate grid updated to reflect a maximum ABR margin of 1.75% and a maximum Eurodollar margin of 2.75%;

•
Reduction of the LIBOR floor to 0.50%;

Fourth Amendment. In the second quarter of 2023, the Company entered into an amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment, among other things, memorializes certain terms of the Credit Agreement to replace the relevant benchmark provisions from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and makes certain other conforming and mechanical changes. This amendment also included a more favorable credit spread adjustment. Except as modified by the Fourth Amendment, the existing terms of the Credit Agreement remain in effect.

Term Loan. As of December 31, 2023, the outstanding principal amount under the Term Loan was $55.0 million and the interest rate in effect was 7.5%. During the year ended December 31, 2023, the Company made $11.3 million in Term Loan payments.

Revolving Loan. As of December 31, 2023, the outstanding borrowings under the Revolving Loan were $35.0 million and the interest rate in effect was 7.5%. During the year ended December 31, 2023, the Company borrowed $45.0 million and made $25.0 million in Revolving Loan payments. As of December 31, 2023, $195.0 million was available to borrow under the Revolving Loan. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, which were 0.5x and 6.0x as of December 31, 2023, respectively, and calculated in accordance with the Company's Credit Agreement.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Debt Issuance Costs. Debt issuance costs related to the various amendments and issuances were $8.1 million and $11.1 million as of December 31, 2023 and December 31, 2022, respectively. Depending on the nature of the debt issuance costs and the underlying debt to which it relates, they are recorded as either a reduction of debt and accreted using the effective interest method or as a deferred asset and accreted using the straight-line method with the amortization recorded in Interest expense, net on the Consolidated Statements of Income.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the debt agreements are guaranteed by the Company and its subsidiary guarantors. The Guarantors secured their respective obligations under the debt agreements by granting liens in favor of the agent on substantially all of their assets. The terms of the debt agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2023, the Company is in compliance with the covenants under its debt agreements.

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. As of December 31,

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

2023, the Company’s contractual payments under then-outstanding long-term debt agreements in each of the next five calendar years and thereafter are as follows (in thousands):

2024	$25,000
2025	65,000
2026	—
2027	—
2028	400,000
Thereafter	—
Total	$490,000

Note 8. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the initial Term Loan, the Company entered into an interest rate swap (the “Swap”) effective December 31, 2018. Under the terms of the Swap, the Company was locked into a fixed rate of interest of 2.96%, on a notional amount of $300.0 million until May 31, 2022. The Swap was initially designated as a cash flow hedge of interest rate risk.

During the second quarter of 2020, the Company entered into the second amendment to the Credit Agreement, which triggered a quantitative hedge effectiveness test that resulted in the loss of hedge accounting. As a result, as of the date of the second amendment, the unrealized loss included within Accumulated other comprehensive income was frozen and then was ratably reclassified into Net income over the remaining life of the Swap through Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of Income. Subsequent to the second amendment, any changes in the fair value of the Swap were recorded within Other expense, net on the Consolidated Statements of Income.

During the fourth quarter of 2020, the Company entered into the Third Amendment to the Credit Agreement, which triggered a partial debt extinguishment, including a partial extinguishment of the underlying Term Loan. Due to the reduction in the Term Loan as compared to the notional amount of the Swap, the Company wrote-off a proportional amount of the frozen Accumulated other comprehensive income balance as of the date of the partial extinguishment proportional to the reduction in the underlying notional amount of Term Loan. The Company continued to amortize the remaining Accumulated other comprehensive income to Interest expense, net and Income tax (benefit) expense within the Consolidated Statements of Income through the remainder of the term of the Swap. Any changes in the fair value of the Swap were recorded within Other expense, net on the Consolidated Statements of Income.

The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, $2.4 million and $5.7 million was reclassified from Accumulated other comprehensive income and recorded in Interest expense, net, respectively. During the years ended December 31, 2022 and 2021, the Company made payments of $3.3 million and $8.6 million related to the Swap. During the years ended December 31, 2022 and 2021, $0.4 million and $0.9 million was reclassified as a tax benefit from Accumulated other comprehensive income into Income tax (benefit) expense on the Consolidated Statements of Income.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a lease of office space in Chicago, Illinois, which is the Company's most material lease. The lease extends through June 2031 and monthly rental payments under the lease escalate by 2.5% each year throughout the lease.

As of December 31, 2023, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, is as follows (in thousands):

2024	$4,707
2025	4,722
2026	4,842
2027	4,151
2028	5,087
Thereafter	13,041
Total minimum lease payments	36,550
Less: Imputed interest (1)	(8,970)
Present value of the minimum lease payments	27,580
Less: Current maturities of lease obligations	(2,378)
Long-term lease obligations	$25,202

(1)
The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available from the Company’s lessors. Therefore, in order to discount lease payments to present value, the Company has estimated its incremental borrowing rate based on information available at either the lease transition date (for those leases that commenced prior to January 1, 2019) or the lease commencement or acquisition date (for those leases that commenced or were acquired after January 1, 2019).

As of December 31, 2023 and 2022, the Company’s operating lease assets, included in Investments and other assets, net, were $13.0 million and $13.7 million, respectively, and operating lease liabilities were $27.6 million and $28.5 million, respectively, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received related to the lease in Chicago, Illinois.

Other information related to the Company’s operating leases for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands, except months and percentages):

	Year Ended December 31,
Income statement information:	2023	2022	2021
Operating lease cost	$3,035	$2,993	$3,541
Short-term lease cost	79	137	600
Variable lease cost	3,461	3,443	3,034
Total lease cost	$6,575	$6,573	$7,175

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,672	$4,470	$4,856
Weighted-average remaining lease term (in months)	89	101	112
Weighted-average discount rate as of December 31,	7.5%	7.5%	7.4%

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The Company funds the share repurchase program principally with cash from operations. During the year ended December 31, 2023, the Company repurchased and subsequently retired 1.7 million shares for $31.3 million at an average price paid per share of $18.43. As of December 31, 2023, $119.7 million of the program remains available.

Note 12. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18.0 million common shares may be issued under the Omnibus Plan. As of December 31, 2023, there were 4.6 million common shares available for future grants. The Company issues new shares of common stock for shares delivered under the Omnibus Plan. Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$28,491	$22,342	$21,431
Income tax benefit related to stock-based compensation expense	4,505	—	—

Stock-based compensation expense by financial statement line item on the Company’s Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue and operations	$1,487	$955	$876
Product and technology	8,814	6,647	5,455
Marketing and sales	5,740	4,921	5,202
General and administrative	12,450	9,819	9,898
Total	$28,491	$22,342	$21,431

For the years ended December 31, 2023 and 2022, excluded from stock-based compensation expense is $0.3 million and $0.1 million of capitalized internally developed technology costs, respectively.

Information related to outstanding stock-based compensation awards as of December 31, 2023 for restricted share units (“RSUs”), performance share units (“PSUs”), stock options and the Cars Commerce Employee Stock Purchase Plan (“ESPP”) is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$33,371	1.8
PSUs	4,107	2.1
Stock Options	1,132	1.0
ESPP	270	0.3
Total	$38,880

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting,

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

generally ranging between one and three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the year ended December 31, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,771	$12.88
Granted	1,852	16.72
Vested and delivered	(1,764)	10.80
Forfeited	(134)	15.71
Outstanding as of December 31, 2023 (1)	3,725	$15.67

(1)
Includes 358 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $14.21 and $14.94, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $19.1 million, $16.9 million and $14.7 million, respectively.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the year ended December 31, 2023 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	245	$14.78
Granted	267	16.47
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of December 31, 2023	512	$15.66

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the year ended December 31, 2023 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,067	$6.28	7.98	$4,296
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2023	1,067	6.28	6.98	9,096
Exercisable as of December 31, 2023	513	2.80	6.22	6,965

There were no stock options granted during the year ending December 31, 2023. The fair value of the stock options granted during the years ended December 31, 2022 and 2021 were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	2022	2021
Risk-free interest rate	2.21%	1.15%
Weighted-average volatility	65.22%	69.00%
Dividend yield	0%	0%
Expected years until exercise	6.5	6.5

Employee Stock Purchase Plan ("ESPP"). Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase Cars Commerce common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of Cars Commerce at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2023, 1.9 million shares were available for issuance under the ESPP. The Company issued 0.2 million, 0.2 million and 0.2 million shares related to the ESPP and recorded $0.8 million, $0.6 million and $0.7 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 13. Earnings Per Share

Basic earnings per share is calculated by dividing Net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the AccuTrade Acquisition, the Company may pay up to $15.0 million of the contingent consideration in stock at a future date at the Company's discretion. Those potential shares have been excluded from the computations below because they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computations of the Company’s basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income	$118,442	$17,206	$10,791
Basic weighted-average common shares outstanding	66,742	68,215	68,727
Effect of dilutive stock-based compensation awards (1)	1,485	1,434	2,610
Diluted weighted-average common shares outstanding	68,227	69,649	71,337
Earnings per share, basic	$1.77	$0.25	$0.16
Earnings per share, diluted	1.74	0.25	0.15

(1)
There were 290, 2,033 and 1,304 potential common shares excluded from diluted weighted-average common shares outstanding for the years ended December 31, 2023, 2022 and 2021 respectively, as their inclusion would have had an anti-dilutive effect.

Note 14. Income Taxes

Selected Information Related to Income Taxes. Significant components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$20,917	$22,533	$9,444
Non-U.S.	(2,812)	43	39
Income before income taxes	$18,105	$22,576	$9,483

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$11,603	$2,991	$516
U.S. state and local	2,289	1,122	1,267
Non-U.S.	269	(26)	(164)
Total current income tax expense	14,161	4,087	1,619
Deferred:
U.S. federal	(95,298)	579	(2,599)
U.S. state and local	(19,034)	671	(332)
Non-U.S.	(166)	33	4
Total deferred income tax (benefit) expense	(114,498)	1,283	(2,927)
Income tax (benefit) expense	$(100,337)	$5,370	$(1,308)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands, except percentages):

	Year Ended December 31,
	2023		2022		2021
	$	%	$	%	$	%
Income tax provision at statutory rate	$3,803	21.0%	$4,743	21.0%	$1,994	21.0%
State income taxes, net of federal income tax expense	148	0.8	1,122	5.0	378	4.0
Nondeductible executive compensation	2,771	15.3	1,974	8.7	1,365	14.4
Nondeductible transaction expenses	461	2.5	(2,608)	(11.6)	2,638	27.8
Tax credits	(2,462)	(13.6)	(1,455)	(6.4)	(2,379)	(25.1)
Stock-based compensation	(2,859)	(15.8)	(1,432)	(6.3)	(3,010)	(31.7)
Return to provision adjustments	(2,972)	(16.4)	4,627	20.5	(453)	(4.8)
Uncertain tax positions	1,070	5.9	(4,042)	(17.9)	1,551	16.4
Valuation allowance	(101,182)	(558.9)	1,194	5.3	(3,943)	(41.6)
Other, net	885	5.0	1,247	5.5	551	5.8
Income tax (benefit) expense	$(100,337)	(554.2)%	$5,370	23.8%	$(1,308)	(13.8)%

Deferred Tax Assets and Liabilities and Valuation Allowance. The Company has recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $2.4 million and $2.5 million as of December 31, 2023, and 2022, respectively. These federal NOLs, and certain state NOLs, can be carried forward indefinitely.

Prior 2023, the Company concluded a valuation allowance was required against its deferred tax assets. In reaching this conclusion, in accordance with U.S. GAAP, the Company evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was significant negative evidence to require a valuation allowance. Therefore, the Company recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized in future periods. At each reporting date, the Company evaluates the realizability of its deferred tax assets to determine whether a valuation allowance is warranted.

During 2023, the Company evaluated all available evidence and determined that the Company's recent performance and future projections enabled the Company to release a significant portion of the Company's valuation allowance that was previously recorded.

The Company also has recorded deferred tax assets related to federal and state research and development (“R&D”) tax credit carryforwards of $1.2 million, as of December 31, 2023 and 2022. The federal and state R&D tax credits generally may be carried forward 20 years and 5 years, respectively.

The Tax Cuts and Jobs Act enacted in December 2017, amended Internal Revenue Code Section 174 to require that specific research and experimental expenditures be capitalized and amortized over five years (15 years for non-U.S. R&D expenditures) beginning in the Company’s 2022 fiscal year.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax liabilities:
Indefinite lived intangibles	$(14,203)	$(4,237)
Right of use assets	(3,274)	(3,445)
Depreciation	—	(5,787)
Other	—	(2,833)
Total deferred tax liabilities	$(17,477)	$(16,302)

Deferred income tax assets:
Accrued compensation	$12,006	$8,748
Capitalized research and development costs	24,818	15,242
Definite lived intangibles	2,596	239
Goodwill	73,172	79,994
Lease obligations	6,941	7,161
NOL and tax credit carryforwards	3,603	3,688
Other	855	3,171
Total deferred tax assets	123,991	118,243
Less: Valuation allowance	(2,318)	(103,294)
Net deferred tax asset (liability)	$104,196	$(1,353)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Investments and other assets, net	$112,953	$48
Other noncurrent liabilities	(8,757)	(1,401)
Net deferred tax asset (liability)	$104,196	$(1,353)

Uncertain Tax Positions. A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance as of January 1	$2,553	$9,851
Additions based on tax positions related to the current year	620	382
Additions for tax positions of prior years	304	294
Reductions for tax positions of prior years	—	(7,974)
Balance as of December 31	$3,477	$2,553

The Company believes it is reasonably possible that within the next twelve months the amount of the Company's uncertain tax positions may be decreased by an immaterial amount. The Company has recorded its best estimate of the potential exposure for these issues. As of December 31, 2023 and 2022, the Company had $2.4 million and $0.3 million, respectively, of uncertain tax positions that if recognized, would affect the annual tax rate.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of completion at any given time. The Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after January 1, 2018.

Note 15. Segment Information

Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”), or decision-making group, in deciding how to allocate resources and in assessing

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

performance. The Company’s CODM is the Cars Commerce Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated financial results.

For the years ended December 31, 2023, 2022 and 2021, the Company had one operating and reportable segment. For the years ended December 31, 2023, 2022 and 2021, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2023, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude D2C Media, Inc. ("D2C Media") from its assessment of internal control over financial reporting as of December 31, 2023. D2C Media was acquired on November 1, 2023. The aggregate assets (excluding goodwill and intangible assets, net) and revenue of D2C Media constitute less than 3% and less than 1% of the Company's consolidated total assets and revenue, respectively, as of and for the year ended December 31, 2023. See Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023 included herein.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting except for the D2C Media acquisition previously discussed that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of D2C Media, Inc., which is included in the 2023 Consolidated Financial Statements of the Company and constituted less than 3% of consolidated assets (excluding goodwill and intangible assets, net) as of December 31, 2023 and less than 1% of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of D2C Media, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2023 and 2022, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2024

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. Information about aggregate fees billed to us by our principal accountant, Ernst & Young LLP (PCAOB ID No. 42) will be included under the caption “Independent Auditor Fees” in the definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The financial statements required by this item are listed in Part II, Item 8., “Financial Statements and Supplementary Data” herein and linked as follows:

(2) Financial Statement Schedules. All other schedules are omitted because they are not applicable, not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

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

4.2**

Indenture, dated October 30, 2020, among Cars.com Inc., the subsidiary guarantors party hereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)

4.3**

First Supplemental Indenture, dated November 17, 2021 among CreditIQ, Inc., Cars.com Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Cars.com Inc.’s Annual Report on Form 10-K for the fiscal year end December 31, 2021, File No. 001-37869)

10.1**

Credit Agreement dated as of May 31, 2017 among Cars.com Inc., as Borrower, each lender from time to time party hereto, the other parties party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869)

10.2**

First Amendment to Credit Agreement dated as of October 4, 2019 among Cars.com Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 7, 2019, File No. 001-37869)

10.3**

Second Amendment to Credit Agreement, dated as of June 15, 2020, by and among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 16, 2020, File No. 001-37869)

10.4**

Third Amendment to Credit Agreement, dated October 30, 2020, among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 30, 2020)

10.5**

Fourth Amendment to Credit Agreement dated as of June 23, 2023 among Cars.com Inc., each lender from time to time party thereto, the other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 10-Q filed on August 3, 2023, File No. 001-37869)

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

10.14**^	Form of 2017 Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed June 20, 2017, File No. 001-37869).

10.15**^	Form of Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869).

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

10.20**^

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

10.23**^	Letter Agreement dated March 30, 2022, between Cars.com LLC and Jeanette Tomy (incorporated by reference to Exhibit 10.2 to Cars.com Inc.’s Form 10-Q filed on August 3, 2022, File No. 001-37869).

10.24**^	Letter Agreement dated April 30, 2022, between Cars.com LLC and James Rogers (incorporated by reference to Exhibit 10.3 to Cars.com Inc.’s Form 10-Q filed on August 3, 2022, File No. 001-37869).

10.25**^

Employment Offer Letter, dated September 7, 2022 between Cars.com LLC and Sonia Jain (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 4, 2022, File No. 001-37869)

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Previously filed.

^ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 22, 2024	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: February 22, 2024	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	Director, Chief Executive Officer	February 22, 2024
T. Alex Vetter	(Principal Executive Officer)

/s/ Sonia Jain	Chief Financial Officer	February 22, 2024
Sonia Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 22, 2024
Scott Forbes

/s/ Jerri DeVard	Director	February 22, 2024
Jerri DeVard

/s/ Jill Greenthal	Director	February 22, 2024
Jill Greenthal

/s/ Thomas Hale	Director	February 22, 2024
Thomas Hale

/s/ Michael Kelly	Director	February 22, 2024
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 22, 2024
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 22, 2024
Greg Revelle

/s/ Jenell Ross	Director	February 22, 2024
Jenell Ross

/s/ Bala Subramanian	Director	February 22, 2024
Bala Subramanian

/s/ Bryan Wiener	Director	February 22, 2024
Bryan Wiener