Form 10-Q
period 2024-03-31
Cars.com Inc.
filed 2024-05-09
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 66,116,556 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$31,363	$39,198
Accounts receivable, net	125,670	125,373
Prepaid expenses	12,494	12,553
Other current assets	7,644	1,314
Total current assets	177,171	178,438
Property and equipment, net	43,379	43,853
Goodwill	146,104	147,058
Intangible assets, net	647,302	669,167
Deferred tax assets, net	108,647	112,953
Investments and other assets, net	20,528	20,980
Total assets	$1,143,131	$1,172,449
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$25,583	$22,259
Accrued compensation	17,996	31,669
Current portion of long-term debt, net	—	23,129
Other accrued liabilities	65,785	68,691
Total current liabilities	109,364	145,748
Noncurrent liabilities:
Long-term debt, net	473,755	460,119
Deferred tax liabilities	8,687	8,757
Other noncurrent liabilities	69,875	65,717
Total noncurrent liabilities	552,317	534,593
Total liabilities	661,681	680,341
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,228 and 65,929 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	662	659
Additional paid-in capital	1,489,525	1,500,232
Accumulated deficit	(1,008,950)	(1,009,734)
Accumulated other comprehensive income	213	951
Total stockholders' equity	481,450	492,108
Total liabilities and stockholders' equity	$1,143,131	$1,172,449

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Dealer	$161,815	$149,843
OEM and National	15,307	13,543
Other	3,054	3,682
Total revenue	180,176	167,068
Operating expenses:
Cost of revenue and operations	29,962	29,795
Product and technology	28,085	24,101
Marketing and sales	59,163	58,297
General and administrative	22,857	18,304
Depreciation and amortization	27,365	24,042
Total operating expenses	167,432	154,539
Operating income	12,744	12,529
Nonoperating expense:
Interest expense, net	(8,321)	(8,244)
Other (expense) income, net	(3,603)	8,239
Total nonoperating expense, net	(11,924)	(5)
Income before income taxes	820	12,524
Income tax expense	36	1,045
Net income	$784	$11,479
Weighted-average common shares outstanding:
Basic	66,318	66,530
Diluted	67,291	67,747
Earnings per share:
Basic	$0.01	$0.17
Diluted	0.01	0.17

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$784	$11,479
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(738)	—
Total other comprehensive loss, net of tax	(738)	—
Comprehensive income	$46	$11,479

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	784	—	784
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Repurchases of common stock	—	—	(533)	(5)	(9,490)	—	—	(9,495)
Shares issued in connection with stock-based compensation plans, net	—	—	832	8	(8,365)	—	—	(8,357)
Stock-based compensation	—	—	—	—	7,148	—	—	7,148
Balance at March 31, 2024	—	$—	66,228	$662	$1,489,525	$(1,008,950)	$213	$481,450

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	11,479	—	11,479
Repurchases of common stock	—	—	(413)	(4)	(7,170)	—	—	(7,174)
Shares issued in connection with stock-based compensation plans, net	—	—	976	10	(9,807)	—	—	(9,797)
Stock-based compensation	—	—	—	—	6,049	—	—	6,049
Balance at March 31, 2023	—	$—	66,850	$668	$1,501,016	$(1,116,697)	$—	$384,987

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$784	$11,479
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	6,360	4,884
Amortization of intangible assets	21,005	19,158
Changes in fair value of contingent consideration	2,554	(8,259)
Stock-based compensation	7,074	5,982
Deferred income taxes	4,426	(228)
Provision for doubtful accounts	741	447
Amortization of debt issuance costs	738	781
Unrealized loss on foreign currency denominated transactions	1,009	—
Amortization of deferred revenue related to AccuTrade acquisition	—	(883)
Other, net	217	134
Changes in operating assets and liabilities:
Accounts receivable	(1,155)	(6,552)
Prepaid expenses and other assets	(5,531)	(3,039)
Accounts payable	3,294	(859)
Accrued compensation	(13,585)	(6,904)
Other liabilities	5,537	12,000
Net cash provided by operating activities	33,468	28,141
Cash flows from investing activities:
Capitalization of internally developed technology	(5,305)	(5,172)
Purchase of property and equipment	(708)	(199)
Net cash used in investing activities	(6,013)	(5,371)
Cash flows from financing activities:
Payments of Revolving Loan borrowings and long-term debt	(10,000)	(18,750)
Payments for stock-based compensation plans, net	(8,357)	(9,797)
Repurchases of common stock	(9,096)	(7,100)
Payments of contingent consideration	(7,750)	—
Net cash used in financing activities	(35,203)	(35,647)
Effect of exchange rate changes on Cash and cash equivalents	(87)	—
Net decrease in Cash and cash equivalents	(7,835)	(12,877)
Cash and cash equivalents at beginning of period	39,198	31,715
Cash and cash equivalents at end of period	$31,363	$18,838
Supplemental cash flow information:
Cash paid for income taxes	$1,168	$96
Cash paid for interest	2,566	1,486

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc., d/b/a Cars Commerce Inc. (the "Company" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. The Company simplifies everything about car buying and selling with powerful products, solutions and AI-driven technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: the flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade, and exclusive in-market media solutions from the Cars Commerce Media Network.

Basis of Presentation. The accompanying unaudited interim consolidated financial statements ("Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 22, 2024 (the "December 31, 2023 Financial Statements").

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2023 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

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

NOTE 2. Revenue

Revenue Summary. The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Dealer	$161,815	$149,843
OEM and National	15,307	13,543
Other	3,054	3,682
Total revenue	$180,176	$167,068

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 3. Business Combinations

D2C Acquisition. On November 1, 2023, the Company acquired all of the outstanding stock of D2C Media Inc. and EZResults Inc. (collectively, the "D2C Acquisition"), a leading provider of website and digital advertising solutions in Canada for $79.8 million total purchase consideration.

The Company expensed as incurred total acquisition costs of $0.1 million during the quarter ended March 31, 2024. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

As part of the D2C Acquisition, the Company may be required to pay a cash earnout of up to an additional CAD$35.0 million (approximately USD$25.9 million as of March 31, 2024). The payment is not included in the total purchase consideration and is deemed compensation expense, as the potential cash compensation is to former equity holders who became employees and will be forfeited if employment is terminated prior to the end of the earnout period. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. The Company may expense up to CAD$15.0 million (approximately USD$11.1 million as of March 31, 2024) associated with the remaining portion of the earnout for each of the years ending December 31, 2024 and 2025.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

A reconciliation of cash consideration to Payment for acquisitions, net of cash acquired related to the D2C Acquisition in the Consolidated Statements of Cash Flows as of December 31, 2023 is as follows (in thousands):

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

The D2C Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the three months ended March 31, 2023.

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of March 31, 2024	Level 1	Level 2	Level 3
Contingent consideration	$56,212	$—	$—	$56,212
Total	$56,212	$—	$—	$56,212

		Fair value measurement at reporting date
	Total as of December 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$61,408	$—	$—	$61,408
Total	$61,408	$—	$—	$61,408

The roll-forward of the Level 3 contingent consideration from December 31, 2023 is as follows (in thousands):

	As of December 31, 2023	Payment of Contingent Consideration	Fair Value Adjustment (1)	As of March 31, 2024
Contingent consideration	$61,408	$(7,750)	$2,554	$56,212

(1)
Fair value adjustments on contingent considerations are reflected within Other (expense) income, net in the Consolidated Statements of Income.

The Company reviews and reassesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company recorded a contingent consideration liability at its estimated fair value at the date of acquisition based on expected future payment. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value measurement has one significant input of projected financial information. Significant increases or decreases to this input in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings. Payments of contingent consideration reduce the corresponding liability, which was recorded upon acquisition and measured on a recurring basis as discussed above.

The Company's contingent consideration obligations arise from acquisitions that involve a potential future payment of consideration that is contingent upon the achievement of certain financial or operational metrics. The contingent consideration is classified on the Consolidated Balance Sheets based on expected payment dates. As of March 31, 2024, $16.4 million and $39.8 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets, respectively. As of December 31, 2023, $25.8 million and $35.6 million were included within Other accrued liabilities and Other noncurrent liabilities on the Consolidated Balance Sheets, respectively. For information related to the contingent consideration agreements, see Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's Annual Report on Form 10-K for the year ended

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2023 as filed with the SEC on February 22, 2024. The Company expects to make the remaining payments on the contingent consideration in 2024 and 2025.

NOTE 5. Debt

As of March 31, 2024, the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited by its Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.4x and 6.3x, respectively, as of March 31, 2024.

Term Loan. As of March 31, 2024, the outstanding principal amount under the Term Loan was $45.0 million and the interest rate in effect was 7.4%. During the three months ended March 31, 2024, the Company made $10.0 million in Term Loan payments.

Revolving Loan. As of March 31, 2024, $195.0 million was available to borrow under the Revolving Loan. The Company had $35.0 million of outstanding borrowings as of March 31, 2024 and had no payments or drawdowns on the Revolving Loan during the three months ended March 31, 2024.

Fourth Amendment to the Credit Agreement. In the second quarter of 2023, the Company entered into an amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment, among other things, memorializes certain terms of the Credit Agreement to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") and makes certain other conforming and mechanical changes. This amendment also included a more favorable credit spread adjustment. Except as modified by the Fourth Amendment, the existing terms of the Credit Agreement remain in effect.

Fifth Amendment to the Credit Agreement. On May 6, 2024, the Company entered into an amendment to the Credit Agreement. For further information, see Note 11 (Subsequent Event) below.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Fair value	$467.0	$470.9
Carrying value	480.0	490.0

NOTE 6. Commitments and Contingencies

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

NOTE 7. Stockholders' Equity

On February 24, 2022, the Company announced that its Board of Directors authorized a three-year share repurchase program to acquire up to $200 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 0.5 million shares for

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

$9.5 million at an average price paid per share of $17.83. During the three months ended March 31, 2023, the Company repurchased and subsequently retired 0.4 million shares for $7.2 million at an average price paid per share of $17.38.

NOTE 8. Stock-Based Compensation

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one and three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the three months ended March 31, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023 (1)	3,725	$15.67
Granted	1,668	16.94
Vested and delivered	(1,283)	15.70
Forfeited	(85)	15.64
Outstanding as of March 31, 2024 (1)	4,025	$16.19

(1)
Includes 358 RSUs that were vested, but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization targets over a three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the three months ended March 31, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	512	$15.66
Granted	282	16.94
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	794	$16.12

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,067	$6.28	6.98	$9,096
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2024	1,067	$6.28	6.73	$7,186
Exercisable as of March 31, 2024	804	$5.27	6.33	$6,631

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 9. Earnings Per Share

Basic earnings per share is calculated by dividing Net income by the weighted-average number of shares of the Company's common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the AccuTrade acquisition, the Company may pay up to $15.0 million of the contingent consideration in shares of the Company's common stock at a future date. Those potential shares have been excluded from the computations below because they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computation of Earnings per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$784	$11,479
Basic weighted-average common shares outstanding	66,318	66,530
Effect of dilutive stock-based compensation awards (1)	973	1,217
Diluted weighted-average common shares outstanding	67,291	67,747
Earnings per share, basic	$0.01	$0.17
Earnings per share, diluted	0.01	0.17

(1)
There were 1,416 and 554 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2024 and 2023, respectively, as their inclusion would have had an anti-dilutive effect.

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

As of June 30, 2023, the Company evaluated all available evidence and determined that the Company's recent performance and future projections enabled the Company to release a significant portion of the Company's valuation allowance that was previously recorded. There was no change to the Company’s position or valuation allowance balance during the three months ended March 31, 2024.

Effective Tax Rate. The effective income tax rate, expressed by calculating the Income tax expense as a percentage of income before income tax, differed from the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on stock-based compensation, as well as tax credits, partially offset by the tax impact of non-deductible contingent consideration and earnouts.

NOTE 11. Subsequent Event

On May 6, 2024, the Company amended and extended its existing Credit Agreement which resulted in a new $350.0 million Revolving Loan due in 2029. Upon closing, the Company borrowed $80.0 million on the new Revolving Loan to pay off and extinguish the existing Term Loan and Revolving Loan balances. Additionally, as part of this amendment, the SOFR floor was removed and the financial covenant leverage test changed to Net Senior Secured Leverage from Senior Secured Leverage, among other things, as defined in Exhibit 10.1, Fifth Amendment to Credit Agreement in Part II, Item 6., "Exhibits" of this Quarterly Report on Form 10-Q.

Note About Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as "believe," "expect," "project," "anticipate," "outlook," "intend," "strategy," "plan," "estimate," "target," "seek," "will," "may,' "would," "should," "could," "forecasts," "mission," "strive," "more," "goal" or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, global supply chain shortages, fluctuating fuel prices, rising interest rates, inflation and other factors we think are appropriate. Such forward-looking statements are based on estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. Factors that might cause such differences include, but are not limited to:

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
•
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

For a detailed discussion of these risks and uncertainties, see "Part I, Item 1A., Risk Factors" and "Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024 and our other filings filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

References in this discussion and analysis to "we," "us," "our," "Cars Commerce" and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

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

Overview of Results

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$180,176	$167,068
Net income	784	11,479

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (in thousands, except for Dealer Customers, Monthly Average Revenue Per Dealer and percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Traffic	171,438	164,782	4%
Average Monthly Unique Visitors	28,332	28,478	(1)%

	March 31, 2024	March 31, 2023	% Change	December 31, 2023	QoQ % Change
Dealer Customers	19,381	19,186	1%	19,504	(1)%
Monthly Average Revenue Per Dealer	$2,505	$2,386	5%	$2,523	(1)%

Average Monthly Unique Visitors ("UVs") and Traffic ("Visits"). UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement consumers have with our platform. Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national customers and a primary reason they do business with us. We believe we have achieved audience scale as measured by UVs and Traffic, and we drive increased Traffic through a combination of continued growth in UVs and higher repeat visitation and engagement. Traffic increases can result in increased impressions, clicks and other connections that we can ultimately monetize through our products and services.

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars.com property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to Cars.com desktop and mobile properties (responsive sites and mobile apps). We measured UVs and Traffic via Adobe Analytics through the year ended December 31, 2023. As of January 1, 2024, we now measure UVs and Traffic via RudderStack, which we believe better aligns to our product and technology platform and provides improved visibility into our UVs and Traffic. Prior period UVs and

Traffic information has not been recast, as it is impracticable to do so. These metrics do not include traffic to Dealer Inspire or D2C Media websites.

UVs declined modestly for the three months ended March 31, 2024. We believe that though consumer demand remains strong, there is less urgency to purchase vehicles given rising new vehicle inventory levels, continued elevated prices and higher interest rates. During the three months ended March 31, 2024, Traffic increased 4%, primarily driven by the shift to RudderStack and higher repeat visitation, partially offset by the reduced consumer urgency.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Beginning with the quarter ended December 31, 2023, this key operating metric includes D2C Media.

Dealer Customers increased 1% from March 31, 2023. The change in year-over-year dealer customers was primarily due to the inclusion of 950 D2C Media customers as of December 31, 2023, offset by the anticipated churn from our 2023 marketplace repackaging initiative and a pull back by digital dealers in previous quarters.

Dealer Customers decreased 1% from December 31, 2023. The change from December 31, 2023 is primarily due to higher cancellations of marketplace customers which we believe is influenced by higher flooring expense for our dealer customers as well as the impact of continued higher interest rates.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning December 31, 2023, this key operating metric includes D2C Media.

For the three months ended March 31, 2024, ARPD increased 5% compared to the three months ended March 31, 2023. The increase from March 31, 2023 was primarily driven by the marketplace repackaging initiative, including the adoption of higher tier packages, slightly offset by the inclusion of D2C Media customers, who have a lower ARPD.

For the three months ended March 31, 2024, ARPD decreased 1% compared to the three months ended December 31, 2023. The decrease from December 31, 2023 was primarily driven by the impact of one additional month of D2C Media for the three months ended March 31, 2024.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, supply chain disruptions, semiconductor shortages, vehicle acquisition cost, vehicle retail prices, electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors including inflation and interest rates. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to execute our platform strategy including continuing to create the most engaged in-market audience, growing our dealer customers, expanding our relationship with dealers through greater adoption of our platform, unlocking the cross-sell, transforming our OEM relationships and creating platform advantages. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, including AI-based tools, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include online chat, vehicle financing, appraisal and valuation, instant guaranteed offer capabilities and logistics technology. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Dealer	$161,815	$149,843	$11,972	8%
OEM and National	15,307	13,543	1,764	13%
Other	3,054	3,682	(628)	(17)%
Total revenue	180,176	167,068	13,108	8%
Operating expenses:
Cost of revenue and operations	29,962	29,795	167	1%
Product and technology	28,085	24,101	3,984	17%
Marketing and sales	59,163	58,297	866	1%
General and administrative	22,857	18,304	4,553	25%
Depreciation and amortization	27,365	24,042	3,323	14%
Total operating expenses	167,432	154,539	12,893	8%
Operating income	12,744	12,529	215	2%
Nonoperating expense:
Interest expense, net	(8,321)	(8,244)	(77)	1%
Other (expense) income, net	(3,603)	8,239	(11,842)	***%
Total nonoperating expense, net	(11,924)	(5)	(11,919)	***%
Income before income taxes	820	12,524	(11,704)	(93)%
Income tax expense	36	1,045	(1,009)	(97)%
Net income	$784	$11,479	$(10,695)	(93)%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital solutions, including website solutions and AccuTrade and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 90% of total revenue for the three months ended March 31, 2024 and 2023. Dealer revenue increased $12.0 million or 8% compared to the three months ended March 31, 2023, primarily driven by the incremental revenue related to the D2C Media acquisition, growth in digital experience revenue, including our website creation and hosting, and our marketplace repackaging initiative.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represents 8% of total revenue for the three months ended March 31, 2024 and 2023. OEM and National revenue increased $1.8 million or 13%, driven by OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represents 2% of total revenue for the three months ended March 31, 2024 and 2023. Other revenue decreased $0.6 million or 17%, primarily due to the expiration in the first quarter of 2023 of the AccuTrade license agreement entered into as part of the acquisition.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represents 17% and 18% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Cost of revenue and operations was essentially flat.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represents 16% and 14% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Product and technology expense increased, primarily due to higher compensation, including stock-based compensation, and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represents 33% and 35% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Marketing and sales expense slightly increased, primarily due to incremental costs related to the addition of the D2C Media business.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes office space rent, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represents 13% and 11% of total revenue for the three months ended March 31, 2024 and 2023, respectively. General and administrative expense increased, primarily due to incremental costs related to the addition of the D2C Media business, including the compensation expense related to the D2C Media earnout. For information related to the D2C Media earnout, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased, primarily due to depreciation and amortization on additional assets acquired and the amortization of intangible assets related to the D2C Media acquisition, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net was essentially flat compared to the prior year period. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net changed primarily due to the change in the fair value of contingent consideration associated with the CreditIQ and AccuTrade acquisitions and the impact of foreign exchange rates. For more information related to contingent consideration, see the Liquidity and Capital Resources section below and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Income tax expense. The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax benefits realized on stock-based compensation, as well as tax credits, partially offset by the tax impact of non-deductible contingent consideration and earnouts.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of March 31, 2024, Cash and cash equivalents were $31.4 million and including our undrawn Revolving Loan, our total liquidity was $226.4 million.

Indebtedness. As of March 31, 2024, the outstanding aggregate principal amount of our indebtedness was $480.0 million, at an average interest rate of 6.6%, including $400.0 million of outstanding principal under the bonds, which carries an interest rate of 6.375%, $45.0 million of outstanding principal under the Term Loan which had an interest rate of 7.4% and $35.0 million of outstanding principal under the Revolving Loan which had an interest rate of 7.4%.

During the three months ended March 31, 2024, we made $10.0 million in mandatory Term Loan payments. As of March 31, 2024, $195.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.4x and 6.3x as of March 31, 2024, respectively. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

In conjunction with the credit agreement amendment discussed in Subsequent Event below, all outstanding debt as of March 31, 2024 is now classified as noncurrent on the Consolidated Balance Sheet.

Share Repurchase Program. On February 24, 2022, we announced that our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the three months ended March 31, 2024, we repurchased and subsequently retired 0.5 million shares for $9.5 million at an average price paid per share of $17.83.

Contingent Consideration and Earnout. The fair value as of March 31, 2024 for the contingent consideration related to the CreditIQ and AccuTrade acquisitions was $56.2 million.

Within the next twelve months, we expect to pay $19.8 million of the potential contingent consideration and D2C Media earnout amounts discussed below. During the three months ended March 31, 2024, we paid $7.8 million related to contingent consideration which reduced the corresponding liability.

The contingent consideration associated with the CreditIQ Acquisition is based on two achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the acquired business’ future performance to be attained over a three-year performance period through December 2024.

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

As part of the D2C Media Acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. We may expense up to CAD$15.0 million (approximately USD$11.1 million as of March 31, 2024) associated with the remaining portion of the earnout for each of the years ending December 31, 2024 and 2025.

For information related to the contingent consideration and earnout, see Note 3 (Business Combination) and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q and Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$33,468	$28,141	$5,327
Investing activities	(6,013)	(5,371)	(642)
Financing activities	(35,203)	(35,647)	444
Effect of exchange rate changes on Cash and cash equivalents	(87)	—	(87)
Net change in Cash and cash equivalents	$(7,835)	$(12,877)	$5,042

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2024 increased primarily due to Net income after non-cash adjustments, partially offset by changes in working capital compared to the three months ended March 31, 2023.

Investing Activities. The increase in cash used in investing activities was primarily due to increased purchases of property and equipment.

Financing Activities. During the three months ended March 31, 2024, cash used in financing activities was primarily related to debt repayments, repurchases of common stock, tax payments made in connection with the vesting of certain equity awards and payments of contingent consideration. During the three months ended March 31, 2023, cash used in financing activities was related to debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. For information related to our debt, repurchases of common stock and contingent consideration, see Note 4 (Fair Value Measurements), Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Subsequent Event. On May 6, 2024, we amended and extended our existing Credit Agreement which resulted in a new $350.0 million Revolving Loan due in 2029. Upon closing, we borrowed $80.0 million on the new Revolving Loan to pay off and extinguish the existing Term Loan and Revolving Loan balances. Additionally, as part of this amendment, the SOFR floor was removed and the financial covenant leverage test changed to Net Senior Secured Leverage from Senior Secured Leverage, among other things, as defined in Exhibit 10.1, Fifth Amendment to the Credit Agreement in Part II, Item 6., "Exhibits" of this Quarterly Report on Form 10-Q.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there have been no changes to our critical accounting policies.

Recent Accounting Pronouncements. There were no significant new accounting pronouncements applicable to us in the period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see "Quantitative and Qualitative Disclosures About Market Risk," in Part II, Item 7A., of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024. Our exposures to market risk have not changed materially since December 31, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties which could materially affect our business, financial condition, results of operations and future results, including those described in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1 through January 31, 2024	135,250	$17.75	135,250	$117,324
February 1 through February 29, 2024	184,730	18.30	184,730	113,944
March 1 through March 31, 2024	212,655	17.47	212,655	110,229
	532,635		532,635

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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
10.1*

Fifth Amendment to Credit Agreement dated as of May 6, 2024 among Cars.com Inc., each lender from time to time party thereto, the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent.

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

Cars.com Inc.

Date: May 9, 2024	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer