Form 10-Q
period 2024-06-30
Cars.com Inc.
filed 2024-08-08
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 66,020,058 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$29,071	$39,198
Accounts receivable, net	128,532	125,373
Prepaid expenses	10,135	12,553
Other current assets	10,321	1,314
Total current assets	178,059	178,438
Property and equipment, net	42,978	43,853
Goodwill	145,360	147,058
Intangible assets, net	625,700	669,167
Deferred tax assets, net	105,228	112,953
Investments and other assets, net	23,217	20,980
Total assets	$1,120,542	$1,172,449
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$29,570	$22,259
Accrued compensation	22,703	31,669
Current portion of long-term debt, net	—	23,129
Other accrued liabilities	64,312	68,691
Total current liabilities	116,585	145,748
Noncurrent liabilities:
Long-term debt, net	469,670	460,119
Deferred tax liabilities, net	8,222	8,757
Other noncurrent liabilities	29,174	65,717
Total noncurrent liabilities	507,066	534,593
Total liabilities	623,651	680,341
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 66,169 and 65,929 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	662	659
Additional paid-in capital	1,493,923	1,500,232
Accumulated deficit	(997,569)	(1,009,734)
Accumulated other comprehensive (loss) income	(125)	951
Total stockholders' equity	496,891	492,108
Total liabilities and stockholders' equity	$1,120,542	$1,172,449

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Dealer	$159,843	$153,309	$321,658	$303,152
OEM and National	15,828	12,402	31,135	25,945
Other	3,223	2,465	6,277	6,147
Total revenue	178,894	168,176	359,070	335,244
Operating expenses:
Cost of revenue and operations	31,030	30,415	60,992	60,210
Product and technology	27,583	24,956	55,668	49,057
Marketing and sales	60,213	58,153	119,376	116,450
General and administrative	22,980	17,649	45,837	35,953
Depreciation and amortization	27,571	24,669	54,936	48,711
Total operating expenses	169,377	155,842	336,809	310,381
Operating income	9,517	12,334	22,261	24,863
Nonoperating expenses:
Interest expense, net	(8,109)	(8,150)	(16,430)	(16,394)
Other income (expense), net	14,990	(3,133)	11,387	5,106
Total nonoperating income (expense), net	6,881	(11,283)	(5,043)	(11,288)
Income before income taxes	16,398	1,051	17,218	13,575
Income tax expense (benefit)	5,017	(93,075)	5,053	(92,030)
Net income	$11,381	$94,126	$12,165	$105,605
Weighted-average common shares outstanding:
Basic	66,534	66,762	66,426	66,646
Diluted	67,821	68,493	67,514	68,118
Earnings per share:
Basic	$0.17	$1.41	$0.18	$1.58
Diluted	0.17	1.37	0.18	1.55

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11,381	$94,126	$12,165	$105,605
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(338)	—	(1,076)	—
Total other comprehensive loss, net of tax	(338)	—	(1,076)	—
Comprehensive income	$11,043	$94,126	$11,089	$105,605

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	784	—	784
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Repurchases of common stock	—	—	(533)	(5)	(9,490)	—	—	(9,495)
Shares issued in connection with stock-based compensation plans, net	—	—	832	8	(8,365)	—	—	(8,357)
Stock-based compensation	—	—	—	—	7,148	—	—	7,148
Balance at March 31, 2024	—	—	66,228	662	1,489,525	(1,008,950)	213	481,450
Net income	—	—	—	—	—	11,381	—	11,381
Other comprehensive loss, net of tax	—	—	—	—	—	—	(338)	(338)
Repurchases of common stock	—	—	(273)	(2)	(4,938)	—	—	(4,940)
Shares issued in connection with stock-based compensation plans, net	—	—	214	2	798	—	—	800
Stock-based compensation	—	—	—	—	8,538	—	—	8,538
Balance at June 30, 2024	—	$—	66,169	$662	$1,493,923	$(997,569)	$(125)	$496,891

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	11,479	—	11,479
Repurchases of common stock	—	—	(413)	(4)	(7,170)	—	—	(7,174)
Shares issued in connection with stock-based compensation plans, net	—	—	976	10	(9,807)	—	—	(9,797)
Stock-based compensation	—	—	—	—	6,049	—	—	6,049
Balance at March 31, 2023	—	—	66,850	668	1,501,016	(1,116,697)	—	384,987
Net income	—	—	—	—	—	94,126	—	94,126
Repurchases of common stock	—	—	(532)	(5)	(9,987)	—	—	(9,992)
Shares issued in connection with stock-based compensation plans, net	—	—	159	2	726	—	—	728
Stock-based compensation	—	—	—	—	7,608	—	—	7,608
Balance at June 30, 2023	—	$—	66,477	$665	$1,499,363	$(1,022,571)	$—	$477,457

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$12,165	$105,605
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	12,722	10,394
Amortization of intangible assets	42,214	38,317
Changes in fair value of contingent consideration	(12,834)	(5,182)
Stock-based compensation	15,541	13,520
Deferred income taxes	7,798	(92,587)
Provision for doubtful accounts	1,753	1,319
Amortization of debt issuance costs	1,289	1,549
Unrealized loss on foreign currency denominated transactions	1,480	—
Amortization of deferred revenue related to AccuTrade acquisition	—	(883)
Other, net	578	330
Changes in operating assets and liabilities:
Accounts receivable	(5,090)	(4,626)
Prepaid expenses and other assets	(6,869)	(8,065)
Accounts payable	7,282	1,658
Accrued compensation	(8,834)	(2,973)
Other liabilities	(473)	(2,194)
Net cash provided by operating activities	68,722	56,182
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(218)	—
Capitalization of internally developed technology	(11,176)	(10,061)
Purchase of property and equipment	(1,099)	(508)
Net cash used in investing activities	(12,493)	(10,569)
Cash flows from financing activities:
Payments of Revolving Loan borrowings and long-term debt	(15,000)	(22,500)
Payments for stock-based compensation plans, net	(7,557)	(9,069)
Repurchases of common stock	(14,362)	(17,154)
Payments of contingent consideration	(27,435)	—
Payments of debt issuance costs and other fees	(1,869)	—
Net cash used in financing activities	(66,223)	(48,723)
Effect of exchange rate changes on Cash and cash equivalents	(133)	—
Net decrease in Cash and cash equivalents	(10,127)	(3,110)
Cash and cash equivalents at beginning of period	39,198	31,715
Cash and cash equivalents at end of period	$29,071	$28,605
Supplemental cash flow information:
Cash paid for income taxes	$4,639	$12,282
Cash paid for interest	16,893	15,541

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc., d/b/a Cars Commerce Inc. (the "Company" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. The Company simplifies everything about car buying and selling with powerful products, solutions and machine learning model driven artificial intelligence technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: the flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade and exclusive in-market media solutions from the Cars Commerce Media Network.

Basis of Presentation. The accompanying unaudited interim consolidated financial statements ("Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 22, 2024 (the "December 31, 2023 Financial Statements").

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2023 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

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

Recently Issued Accounting Standards Not Yet Adopted. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This amendment is effective for fiscal years beginning after December 15, 2024, on a prospective basis and early adoption and retrospective application are permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. This amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 2. Revenue

Revenue Summary. The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dealer	$159,843	$153,309	$321,658	$303,152
OEM and National	15,828	12,402	31,135	25,945
Other	3,223	2,465	6,277	6,147
Total revenue	$178,894	$168,176	$359,070	$335,244

NOTE 3. Business Combinations

D2C Acquisition. On November 1, 2023, the Company acquired all of the outstanding stock of D2C Media Inc. and EZResults Inc. (collectively, the "D2C Acquisition"), a leading provider of website and digital advertising solutions in Canada for $80.1 million total purchase consideration.

As part of the D2C Acquisition, the Company may be required to pay a cash earnout of up to an additional CAD$35.0 million (approximately USD$25.6 million as of June 30, 2024). The payment is not included in the total purchase consideration and is deemed compensation expense, as the potential cash compensation is to former equity holders who became employees and will be forfeited if employment is terminated prior to the end of the earnout period. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. The Company may expense up to CAD$15.0 million (approximately USD$11.0 million as of June 30, 2024) associated with the remaining portion of the earnout for each of the years ending December 31, 2024 and 2025.

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

Preliminary Acquisition-date Fair Value
Total purchase consideration (4)	$80,056

Cash and cash equivalents	$3,673
Accounts receivable	4,640
Other assets acquired (1)	1,378
Identified intangible assets (2)	38,967
Total assets acquired	48,658
Accounts payable and accrued liabilities	(1,698)
Other liabilities assumed (3) (4)	(628)
Deferred tax liabilities, net (4)	(8,230)
Total liabilities assumed	(10,556)
Net identifiable assets	38,102
Goodwill (4)	41,954
Total purchase consideration	$80,056

(1)
Other assets acquired primarily consists of property and equipment, operating lease right of use assets and other prepaid expenses.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(2)
Preliminary information regarding the identifiable intangible assets acquired is as follows:

	Preliminary Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Customer relationships	$29,153	14
Acquired software	9,092	5
Trade name	722	5
Total	$38,967

(3)
Other liabilities assumed primarily consists of operating lease right of use liabilities and income taxes payable.

(4)
During the quarter ended June 30, 2024, the Company recorded a $0.3 million purchase accounting adjustment, $0.2 million of which is reflected in Payments for acquisitions, net of cash acquired in the Consolidated Statements of Cash Flows.

A reconciliation of cash consideration to Payments for acquisitions, net of cash acquired related to the D2C Acquisition in the Consolidated Statements of Cash Flows as of December 31, 2023 is as follows (in thousands):

Cash consideration	$79,841
Less: Cash acquired	(3,673)
Total payment for D2C Media, net	$76,168

Goodwill. In connection with the D2C Acquisition, the Company recorded goodwill in the amount of $42.0 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The D2C Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2023.

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of June 30, 2024	Level 1	Level 2	Level 3
Contingent consideration	$21,139	$—	$—	$21,139
Total	$21,139	$—	$—	$21,139

		Fair value measurement at reporting date
	Total as of December 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$61,408	$—	$—	$61,408
Total	$61,408	$—	$—	$61,408

The roll-forward of the Level 3 contingent consideration from December 31, 2023 is as follows (in thousands):

	As of December 31, 2023	Payment of Contingent Consideration	Fair Value Adjustment (1)	As of June 30, 2024
Contingent consideration	$61,408	$(27,435)	$(12,834)	$21,139

(1)
Fair value adjustments on contingent considerations are reflected within Other income (expense), net in the Consolidated Statements of Income.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

The Company's contingent consideration obligations arise from acquisitions that involve a potential future payment of consideration that is contingent upon the achievement of certain financial or operational metrics. The contingent consideration is classified in the Consolidated Balance Sheets based on expected payment dates. As of June 30, 2024, $21.1 million was included within Other accrued liabilities in the Consolidated Balance Sheets. As of December 31, 2023, $25.8 million and $35.6 million were included within Other accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets. For information related to the contingent consideration agreements, see Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024. The Company expects to make the remaining payments on the contingent consideration in 2024 and 2025.

NOTE 5. Debt

As of June 30, 2024 the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited by its Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.2x and 6.4x, respectively, as of June 30, 2024.

Fifth Amendment to the Credit Agreement. On May 6, 2024, the Company amended and extended its existing Credit Agreement (the "Fifth Amendment") which resulted in a new $350.0 million Revolving Loan due in 2029. Upon closing, the Company borrowed $80.0 million under the new Revolving Loan to pay off and extinguish the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million in aggregate principal amount of existing Revolving Loan balances. This was a non-cash transaction predominantly amongst existing lenders in the Credit Agreement and therefore is not reflected within the Consolidated Statements of Cash Flows. Additionally, the Fifth Amendment, among other things, removed the SOFR floor and replaced the financial covenant leverage test to Senior Secured Net Leverage from Senior Secured Leverage. Except as modified by the Fifth Amendment, the existing terms of the Credit Agreement, as amended, remain in effect.

Revolving Loan. As of June 30, 2024, $275.0 million was available to borrow under the Revolving Loan, and the Company had $75.0 million of outstanding borrowings. The Company made $5.0 million in cash payments on the Revolving Loan during the six months ended June 30, 2024. There were no cash drawdowns during the period.

Term Loan. During the six months ended June 30, 2024, the Company made $10.0 million in Term Loan payments. In connection with the Fifth Amendment, the Company borrowed amounts under the new Revolving Loan to repay the remaining outstanding principal amount under the Term Loan in a non-cash transaction.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024	December 31, 2023
Fair value	$465.9	$470.9
Carrying value	475.0	490.0

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

the Company is not currently involved in any pending or threatened litigation or claim that if determined adversely against the Company, individually or in the aggregate, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

NOTE 7. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 0.8 million shares for $14.4 million at an average price paid per share of $17.91. During the six months ended June 30, 2023, the Company repurchased and subsequently retired 0.9 million shares for $17.2 million at an average price paid per share of $18.17.

NOTE 8. Stock-Based Compensation

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the six months ended June 30, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,725	$15.67
Granted	1,816	17.15
Vested and delivered	(1,425)	15.59
Forfeited	(222)	16.13
Outstanding as of June 30, 2024 (1)	3,894	$16.36

(1)
Includes 376 RSUs that were vested, but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization, or cumulative adjusted net income per share targets over a two-year or three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the six months ended June 30, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	512	$15.66
Granted	419	17.23
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	931	$16.37

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the six months ended June 30, 2024 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,067	$6.28	6.98	$9,096
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2024	1,067	$6.28	6.48	$9,876
Exercisable as of June 30, 2024	804	$5.27	6.08	$8,657

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (1)	$11,381	$94,126	$12,165	$105,605
Basic weighted-average common shares outstanding	66,534	66,762	66,426	66,646
Effect of dilutive stock-based compensation awards (2)	1,287	1,731	1,088	1,472
Diluted weighted-average common shares outstanding	67,821	68,493	67,514	68,118
Earnings per share, basic (1)	$0.17	$1.41	$0.18	$1.58
Earnings per share, diluted (1)	0.17	1.37	0.18	1.55

(1)
During the three and six months ended June 30, 2023 the Company released a significant portion of its valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 10 (Income Taxes).

(2)
There were 31 and 282 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended June 30, 2024 and 2023, respectively, and 37 and 428 potential common shares excluded from diluted weighted-average common shares outstanding for the six months ended June 30, 2024 and 2023, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Deferred Tax Asset and Valuation Allowance. Prior to June 30, 2023, the Company concluded a valuation allowance was required against its deferred tax assets. In reaching this conclusion, in accordance with U.S. GAAP, the Company evaluated all available evidence, both positive and negative, and determined that the Company’s history of recent losses, primarily due to the goodwill and indefinite-lived intangible asset impairments, was significant negative evidence to require a valuation allowance. Therefore, the Company recorded a valuation allowance to reduce its deferred tax assets to the amount that was more likely than not to be realized in future periods. At each reporting date, the Company evaluates the realizability of its deferred tax assets to determine whether a valuation allowance is warranted.

As of June 30, 2023, the Company evaluated all available evidence and determined that the Company's recent performance and future projections enabled the Company to release a significant portion of the Company's valuation allowance that had been previously recorded. There was no change to the Company’s position or valuation allowance balance during the three or six months ended June 30, 2024.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Effective Tax Rate. The effective income tax rate for the six months ended June 30, 2024, expressed by calculating the Income tax expense (benefit) as a percentage of Income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the impact of state income taxes, net of federal income tax expense, nondeductible transaction expenses and nondeductible executive compensation, partially offset by the tax benefits realized on stock-based compensation and tax credits.

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

Business Overview

Cars Commerce is an audience-driven technology company empowering the automotive industry. We simplify everything about car buying and selling with powerful products, solutions and machine learning model driven artificial intelligence technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: our flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade and exclusive in-market media solutions from the Cars Commerce Media Network.

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$178,894	$168,176	$359,070	$335,244
Net income (1)	11,381	94,126	12,165	105,605

(1)
The Net income for the three and six months ended June 30, 2023 is primarily related to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 10 (Income Taxes) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Traffic	158,117	155,957	1%	329,554	320,739	3%
Average Monthly Unique Visitors	26,107	26,949	(3)%	27,220	27,714	(2)%

	June 30, 2024	June 30, 2023	% Change	March 31, 2024	% Change
Dealer Customers	19,390	18,785	3%	19,381	0%
Monthly Average Revenue Per Dealer	$2,474	$2,472	0%	$2,505	(1)%

Average Monthly Unique Visitors ("UVs") and Traffic. UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement consumers have with our platform. Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national customers and a primary reason they do business with us. We believe we have achieved audience scale as measured by UVs and Traffic, and we drive increased Traffic through a combination of continued growth in UVs and higher repeat visitation and engagement. Traffic increases can result in increased impressions, clicks and other connections that we can ultimately monetize through our products and services.

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

UVs declined 3% and 2% for the three and six months ended June 30, 2024, respectively, primarily due to impact from recent search engine algorithm updates and normalizing demand from consumers given increased vehicle inventory levels, continued elevated prices and higher interest rates. Additionally, UVs for the six months ended June 30, 2023 benefited from Q1 2023 being our highest quarter ever for UVs.

During the three and six months ended June 30, 2024, Traffic increased 1% and 3%, respectively, primarily driven by the shift to RudderStack, optimization of our user acquisition strategy and higher repeat visitation, partially offset by the impact from recent search engine algorithm updates.

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

Dealer Customers increased 3% from June 30, 2023 and were flat from March 31, 2024. The change in year-over-year dealer customers was primarily due to the inclusion of 950 D2C Media customers as of December 31, 2023, partially offset by the anticipated churn from our 2023 marketplace repackaging initiative.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning December 31, 2023, this key operating metric includes D2C Media.

For the three months ended June 30, 2024, ARPD remained flat compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, ARPD decreased slightly by 1% compared to the three months ended March 31, 2024.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, supply chain and information systems disruptions, semiconductor and raw material shortages, vehicle acquisition cost, vehicle retail prices, electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors including inflation and interest rates. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to continue to execute our platform strategy including continuing to create the most engaged in-market audience, growing our dealer customers, expanding our relationship with dealers through greater adoption of our platform, unlocking the cross-sell, transforming our OEM relationships and creating platform advantages. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, including machine learning model artificial intelligence, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include online chat, vehicle financing, appraisal and valuation, instant guaranteed offer capabilities and logistics technology. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Dealer	$159,843	$153,309	$6,534	4%
OEM and National	15,828	12,402	3,426	28%
Other	3,223	2,465	758	31%
Total revenue	178,894	168,176	10,718	6%
Operating expenses:
Cost of revenue and operations	31,030	30,415	615	2%
Product and technology	27,583	24,956	2,627	11%
Marketing and sales	60,213	58,153	2,060	4%
General and administrative	22,980	17,649	5,331	30%
Depreciation and amortization	27,571	24,669	2,902	12%
Total operating expenses	169,377	155,842	13,535	9%
Operating income	9,517	12,334	(2,817)	(23)%
Nonoperating expense:
Interest expense, net	(8,109)	(8,150)	41	(1)%
Other income (expense), net	14,990	(3,133)	18,123	***%
Total nonoperating income (expense), net	6,881	(11,283)	18,164	***%
Income before income taxes	16,398	1,051	15,347	***%
Income tax expense (benefit)	5,017	(93,075)	98,092	***%
Net income	$11,381	$94,126	$(82,745)	(88)%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions and AccuTrade, and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% and 91% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Dealer revenue increased $6.5 million or 4%, primarily driven by the incremental revenue related to the addition of the D2C Media business and growth in digital experience revenue, including our website creation and hosting.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% and 7% of total revenue for the three months ended June 30, 2024 and 2023, respectively. OEM and National revenue increased $3.4 million or 28%, driven by OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represented 2% of total revenue for each of the three months ended June 30, 2024 and 2023. Other revenue increased $0.8 million or 31%, primarily driven by the incremental revenue related to the addition of the D2C Media business.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% and 18% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Cost of revenue and operations increased $0.6 million or 2%, but decreased as a percentage of revenue. The change is primarily due to incremental costs related to the addition of the D2C Media business and higher third-party costs to support increases in revenue.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represented 15% of total revenue for each of the three months ended June 30, 2024 and 2023. Product and technology expense increased $2.6 million or 11%, primarily due to higher compensation, including stock-based compensation and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 34% and 35% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Marketing and sales expense increased $2.1 million or 4%, primarily due to incremental costs related to the addition of the D2C Media business.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represented 13% and 10% of total revenue for the three months ended June 30, 2024 and 2023, respectively. General and administrative expense increased $5.3 million or 30%, the majority of which is due to incremental costs related to the addition of the D2C Media business, including the compensation expense related to the D2C Media earnout. Additionally, the change is also impacted by higher compensation, including severance and stock-based compensation. For information related to the D2C Media earnout, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased $2.9 million or 12%, primarily due to depreciation and amortization on additional assets acquired and the amortization of intangible assets related to the D2C Media acquisition, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net was essentially flat compared to the prior year period. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other income (expense), net. Other income (expense), net changed primarily due to the change in the fair value of contingent consideration associated with the AccuTrade and CreditIQ acquisitions. For more information related to contingent consideration, see the Liquidity and Capital Resources section below and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the impact of state income taxes, net of federal income tax expense, nondeductible executive compensation and nondeductible transaction expenses, partially offset by tax credits and the tax benefits realized on stock-based compensation. The prior period income tax benefit was primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 10 (Income Taxes) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Dealer	$321,658	$303,152	$18,506	6%
OEM and National	31,135	25,945	5,190	20%
Other	6,277	6,147	130	2%
Total revenue	359,070	335,244	23,826	7%
Operating expenses:
Cost of revenue and operations	60,992	60,210	782	1%
Product and technology	55,668	49,057	6,611	13%
Marketing and sales	119,376	116,450	2,926	3%
General and administrative	45,837	35,953	9,884	27%
Depreciation and amortization	54,936	48,711	6,225	13%
Total operating expenses	336,809	310,381	26,428	9%
Operating income	22,261	24,863	(2,602)	(10)%
Nonoperating expense:
Interest expense, net	(16,430)	(16,394)	(36)	0%
Other income, net	11,387	5,106	6,281	***%
Total nonoperating expense, net	(5,043)	(11,288)	6,245	(55)%
Income before income taxes	17,218	13,575	3,643	27%
Income tax expense (benefit)	5,053	(92,030)	97,083	***%
Net income	$12,165	$105,605	$(93,440)	(88)%

*** Not meaningful

Dealer revenue. Dealer revenue is our largest revenue stream, representing 90% of total revenue for the each of the six months ended June 30, 2024 and 2023. Dealer revenue increased $18.5 million or 6%, primarily driven by the incremental revenue related to the addition of the D2C Media business and growth in digital experience revenue, including our website creation and hosting.

OEM and National revenue. OEM and National revenue represented 9% and 8% of total revenue for the six months ended June 30, 2024 and 2023, respectively. OEM and National revenue increased $5.2 million or 20%, primarily due to increased OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue represented 1% and 2% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Other revenue increased $0.1 million or 2%, primarily due to the incremental revenue related to the addition of the D2C Media business, partially offset by the first quarter 2023 expiration of a license agreement entered into as part of the AccuTrade acquisition.

Cost of revenue and operations. Cost of revenue and operations expense represented 17% and 18% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Cost of revenue and operations increased $0.8 million or 1%, but decreased as a percentage of revenue. The change is primarily due to the incremental cost related to the addition of the D2C Media business.

Product and technology. Product and technology expense represented 16% and 15% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Product and technology expense increased $6.6 million or 13%, primarily due to higher compensation, including stock-based compensation and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense represented 33% and 35% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Marketing and sales expense increased $2.9 million or 3%, primarily due to incremental costs related to the addition of the D2C Media business.

General and administrative. General and administrative expense represented 13% and 11% of total revenue for the six months ended June 30, 2024 and 2023, respectively. General and administrative expense increased $9.9 million or 27%, the majority of which is due to incremental costs related to the addition of the D2C Media business, including the compensation expense related to the D2C Media earnout. Additionally, the change is impacted by higher compensation, including stock-based compensation. For information related to the D2C Media earnout, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased $6.2 million or 13%, primarily due to depreciation and amortization on additional assets acquired and the amortization of intangible assets related to the D2C Media acquisition, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net was essentially flat compared to the prior year period. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net changed primarily due to the change in the fair value of contingent consideration associated with the AccuTrade and CreditIQ acquisitions and the impact of foreign exchange rates. For more information related to contingent consideration, see the Liquidity and Capital Resources section below and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the impact of state income taxes, net of federal income tax expense, nondeductible transaction expenses and nondeductible executive compensation, partially offset by the tax benefits realized on stock-based compensation and tax credits. The prior period income tax benefit was primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 10 (Income Taxes) to the accompanying Consolidated Financial Statements included in Part I, Item 1., “Financial Statements” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facility. Our positive operating cash flow, along with our Revolving Loan, provide adequate liquidity to meet our business needs for the next 12 months and beyond, including those for investments, debt service, share repurchases, contingent consideration payments and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of June 30, 2024, Cash and cash equivalents were $29.1 million and including our undrawn Revolving Loan, our total liquidity was $304.1 million.

Indebtedness. As of June 30, 2024, the outstanding aggregate principal amount of our indebtedness was $475.0 million, at an average interest rate of 6.5%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $75.0 million of outstanding principal under the Revolving Loan which had an interest rate of 7.4%.

During the six months ended June 30, 2024, we made $10.0 million in mandatory Term Loan payments and repaid $5.0 million on our Revolving Loan. In connection with the Fifth Amendment, we borrowed $80.0 million under the new Revolving Loan to repay the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million aggregate principal amount of existing Revolving Loan balances. As of June 30, 2024, $275.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Leverage Net Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.2x and 6.4x, respectively, as of June 30, 2024. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2024, we repurchased and subsequently retired 0.8 million shares for $14.4 million at an average price paid per share of $17.91.

Contingent Consideration and Earnout. The fair value as of June 30, 2024 for the contingent consideration related to the CreditIQ and AccuTrade acquisitions was $21.1 million.

Within the next twelve months, we expect to pay $37.1 million of potential contingent consideration and D2C Media earnout discussed below. During the six months ended June 30, 2024, we paid $30.4 million related to contingent consideration and earnout which reduced the corresponding liability. The contingent consideration and earnout consists of the following:

•
The contingent consideration associated with the CreditIQ acquisition is based on two achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid will be based on the future performance of the acquired business to be attained over a three-year performance period through December 2024.
•
The contingent consideration associated with the AccuTrade acquisition is based on achievement of an earnings-related metric. For the AccuTrade contingent consideration, we have the option to pay consideration in cash or certain amounts in stock, which may result in a variable number of shares being issued in accordance with a calculation based on future share prices. The actual amount to be paid will be based on the future performance of the acquired business to be attained over a three-year performance period through February 2025.
•
As part of the D2C Media acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. We may expense up to CAD$15.0 million (approximately USD$11.0 million as of June 30, 2024) associated with the remaining portion of the earnout for each of the years ending December 31, 2024 and 2025.

For information related to the contingent consideration and earnout, see Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this

Quarterly Report on Form 10-Q and Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$68,722	$56,182	$12,540
Investing activities	(12,493)	(10,569)	(1,924)
Financing activities	(66,223)	(48,723)	(17,500)
Effect of exchange rate changes on Cash and cash equivalents	(133)	—	(133)
Net change in Cash and cash equivalents	$(10,127)	$(3,110)	$(7,017)

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2024 increased due to Net income after non-cash adjustments and changes in working capital compared to the six months ended June 30, 2023.

Investing Activities. The increase in cash used in investing activities was primarily due to increases in capitalization of internally developed software and purchases of property and equipment.

Financing Activities. During the six months ended June 30, 2024, cash used in financing activities was primarily related to payments of contingent consideration, debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. During the six months ended June 30, 2023, cash used in financing activities was primarily related to debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. For information related to our debt, repurchases of common stock and contingent consideration, see Note 4 (Fair Value Measurements), Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there have been no changes to our critical accounting policies.

Recently Issued Accounting Standards Not Yet Adopted. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This amendment is effective for fiscal years beginning after December 15, 2024, on a prospective basis and early adoption and retrospective application are permitted. We are currently evaluating this new guidance and its impact on our Consolidated Financial Statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. This amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating this new guidance and its impact on our Consolidated Financial Statements and related disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1 through April 30, 2024	111,908	$16.81	111,908	$108,348
May 1 through May 31, 2024	93,144	18.15	93,144	106,658
June 1 through June 30, 2024	68,307	20.04	68,307	105,289
	273,359		273,359

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).
3.2**	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Cars.com Inc.’s Form 8-K filed on October 23, 2018, File No. 001-37869).
10.1*^	Form of Restricted Stock Unit Award Agreement issued under the Cars.com Inc. Omnibus Incentive Plan
10.2*^	Form of Performance Stock Unit Award Agreement issued under the Cars.com Inc. Omnibus Incentive Plan
10.3*^	Cars.com Inc. Change in Control Severance Plan
10.4*^	Cars.com Inc. Executive Severance Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Previously filed.

^ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: August 8, 2024	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer