Form 10-Q
period 2024-09-30
Cars.com Inc.
filed 2024-11-07
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 64,739,273 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$49,573	$39,198
Accounts receivable, net	125,214	125,373
Prepaid expenses	15,536	12,553
Other current assets	9,574	1,314
Total current assets	199,897	178,438
Property and equipment, net	42,827	43,853
Goodwill	145,843	147,058
Intangible assets, net	605,130	669,167
Deferred tax assets, net	100,530	112,953
Investments and other assets, net	24,281	20,980
Total assets	$1,118,508	$1,172,449
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$32,228	$22,259
Accrued compensation	29,561	31,669
Current portion of long-term debt, net	—	23,129
Other accrued liabilities	49,600	68,691
Total current liabilities	111,389	145,748
Noncurrent liabilities:
Long-term debt, net	464,979	460,119
Deferred tax liabilities, net	8,293	8,757
Other noncurrent liabilities	31,422	65,717
Total noncurrent liabilities	504,694	534,593
Total liabilities	616,083	680,341
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 65,022 and 65,929 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	650	659
Additional paid-in capital	1,480,400	1,500,232
Accumulated deficit	(978,850)	(1,009,734)
Accumulated other comprehensive income	225	951
Total stockholders' equity	502,425	492,108
Total liabilities and stockholders' equity	$1,118,508	$1,172,449

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Dealer	$159,513	$157,116	$481,171	$460,268
OEM and National	17,014	14,549	48,149	40,494
Other	3,124	2,668	9,401	8,815
Total revenue	179,651	174,333	538,721	509,577
Operating expenses:
Cost of revenue and operations	31,610	31,077	92,602	91,287
Product and technology	29,223	25,297	84,891	74,354
Marketing and sales	58,288	60,186	177,664	176,636
General and administrative	21,511	17,785	67,348	53,738
Depreciation and amortization	27,563	25,670	82,499	74,381
Total operating expenses	168,195	160,015	505,004	470,396
Operating income	11,456	14,318	33,717	39,181
Nonoperating expenses:
Interest expense, net	(8,028)	(7,777)	(24,458)	(24,171)
Other income (expense), net	21,111	(3,902)	32,498	1,204
Total nonoperating income (expense), net	13,083	(11,679)	8,040	(22,967)
Income before income taxes	24,539	2,639	41,757	16,214
Income tax expense (benefit)	5,820	(1,852)	10,873	(93,882)
Net income	$18,719	$4,491	$30,884	$110,096
Weighted-average common shares outstanding:
Basic	66,107	66,773	66,319	66,820
Diluted	67,666	68,508	67,590	68,199
Earnings per share:
Basic	$0.28	$0.07	$0.47	$1.65
Diluted	0.28	0.07	0.46	1.61

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$18,719	$4,491	$30,884	$110,096
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	350	—	(726)	—
Total other comprehensive income (loss), net of tax	350	—	(726)	—
Comprehensive income	$19,069	$4,491	$30,158	$110,096

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	784	—	784
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Repurchases of common stock	—	—	(533)	(5)	(9,490)	—	—	(9,495)
Shares issued in connection with stock-based compensation plans, net	—	—	832	8	(8,365)	—	—	(8,357)
Stock-based compensation	—	—	—	—	7,148	—	—	7,148
Balance at March 31, 2024	—	—	66,228	662	1,489,525	(1,008,950)	213	481,450
Net income	—	—	—	—	—	11,381	—	11,381
Other comprehensive loss, net of tax	—	—	—	—	—	—	(338)	(338)
Repurchases of common stock	—	—	(273)	(2)	(4,938)	—	—	(4,940)
Shares issued in connection with stock-based compensation plans, net	—	—	214	2	798	—	—	800
Stock-based compensation	—	—	—	—	8,538	—	—	8,538
Balance at June 30, 2024	—	—	66,169	662	1,493,923	(997,569)	(125)	496,891
Net income	—	—	—	—	—	18,719	—	18,719
Other comprehensive loss, net of tax	—	—	—	—	—	—	350	350
Repurchases of common stock	—	—	(1,194)	(12)	(21,239)	—	—	(21,251)
Shares issued in connection with stock-based compensation plans, net	—	—	47	—	(508)	—	—	(508)
Stock-based compensation	—	—	—	—	8,224	—	—	8,224
Balance at September 30, 2024	—	$—	65,022	$650	$1,480,400	$(978,850)	$225	$502,425

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	11,479	—	11,479
Repurchases of common stock	—	—	(413)	(4)	(7,170)	—	—	(7,174)
Shares issued in connection with stock-based compensation plans, net	—	—	976	10	(9,807)	—	—	(9,797)
Stock-based compensation	—	—	—	—	6,049	—	—	6,049
Balance at March 31, 2023	—	—	66,850	668	1,501,016	(1,116,697)	—	384,987
Net income	—	—	—	—	—	94,126	—	94,126
Repurchases of common stock	—	—	(532)	(5)	(9,987)	—	—	(9,992)
Shares issued in connection with stock-based compensation plans, net	—	—	159	2	726	—	—	728
Stock-based compensation	—	—	—	—	7,608	—	—	7,608
Balance at June 30, 2023	—	—	66,477	665	1,499,363	(1,022,571)	—	477,457
Net income	—	—	—	—	—	4,491	—	4,491
Repurchases of common stock	—	—	(344)	(4)	(6,425)	—	—	(6,429)
Shares issued in connection with stock-based compensation plans, net	—	—	56	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,491	—	—	7,491
Balance at September 30, 2023	—	$—	66,189	$662	$1,500,428	$(1,018,080)	$—	$483,010

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$30,884	$110,096
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	19,306	16,367
Amortization of intangible assets	63,193	58,014
Changes in fair value of contingent consideration	(33,473)	(1,280)
Stock-based compensation	23,689	20,930
Deferred income taxes	12,469	(98,821)
Provision for doubtful accounts	2,634	2,117
Amortization of debt issuance costs	1,769	2,303
Unrealized loss on foreign currency denominated transactions	965	—
Amortization of deferred revenue related to AccuTrade acquisition	—	(883)
Other, net	766	640
Changes in operating assets and liabilities:
Accounts receivable	(2,574)	(12,472)
Prepaid expenses and other assets	(12,705)	(13,073)
Accounts payable	9,947	473
Accrued compensation	(2,067)	1,741
Other liabilities	7,714	5,428
Net cash provided by operating activities	122,517	91,580
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(218)	—
Capitalization of internally developed technology	(16,770)	(14,838)
Purchase of property and equipment	(2,046)	(737)
Net cash used in investing activities	(19,034)	(15,575)
Cash flows from financing activities:
Payments of Revolving Loan borrowings and long-term debt	(20,000)	(26,250)
Payments for stock-based compensation plans, net	(8,065)	(9,069)
Repurchases of common stock	(35,686)	(23,316)
Payments of contingent consideration	(27,435)	—
Payments of debt issuance costs and other fees	(1,869)	—
Net cash used in financing activities	(93,055)	(58,635)
Effect of exchange rate changes on Cash and cash equivalents	(53)	—
Net increase in Cash and cash equivalents	10,375	17,370
Cash and cash equivalents at beginning of period	39,198	31,715
Cash and cash equivalents at end of period	$49,573	$49,085
Supplemental cash flow information:
Cash paid for income taxes	$5,506	$17,107
Cash paid for interest	18,453	16,806

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc., d/b/a Cars Commerce Inc. (the "Company" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. The Company simplifies everything about car buying and selling with powerful products, solutions and machine learning model-driven artificial intelligence technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: the flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade and exclusive in-market media solutions from the Cars Commerce Media Network.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2023 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

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

Recently Issued Accounting Standards Not Yet Adopted. In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This amendment is effective for fiscal years beginning after December 15, 2024, on a prospective basis and early adoption and retrospective application are permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

NOTE 2. Revenue

Revenue Summary. The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dealer	$159,513	$157,116	$481,171	$460,268
OEM and National	17,014	14,549	48,149	40,494
Other	3,124	2,668	9,401	8,815
Total revenue	$179,651	$174,333	$538,721	$509,577

NOTE 3. Business Combinations

D2C Media Acquisition. On November 1, 2023, the Company acquired all of the outstanding stock of D2C Media Inc. and EZResults Inc. (collectively, the "D2C Media Acquisition"), a leading provider of website and digital advertising solutions in Canada for $80.1 million total purchase consideration.

As part of the D2C Media Acquisition, the Company may be required to pay a cash earnout of up to an additional CAD$35.0 million (approximately USD$25.9 million as of September 30, 2024). The payment is not included in the total purchase consideration and is deemed compensation expense, as the potential cash compensation is to former equity holders who became employees and will be forfeited if employment is terminated prior to the end of the earnout period. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. The Company may expense up to CAD$15.0 million (approximately USD$11.1 million as of September 30, 2024) associated with the remaining portion of the earnout for each of the years ending December 31, 2024 and 2025.

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. The D2C Media Acquisition purchase price allocation is as follows (in thousands):

Acquisition-date Fair Value
Total purchase consideration (1)	$80,056

Cash and cash equivalents	$3,673
Accounts receivable	4,640
Other assets acquired (2)	1,378
Identified intangible assets (3)	38,967
Total assets acquired	48,658
Accounts payable and accrued liabilities	(1,698)
Other liabilities assumed (4) (1)	(628)
Deferred tax liabilities, net (1)	(8,230)
Total liabilities assumed	(10,556)
Net identifiable assets	38,102
Goodwill (1)	41,954
Total purchase consideration	$80,056

(1)
During the quarter ended June 30, 2024, the Company recorded a $0.3 million purchase accounting adjustment, $0.2 million of which is reflected in Payments for acquisitions, net of cash acquired in the Consolidated Statements of Cash Flows.

(2)
Other assets acquired primarily consists of property and equipment, operating lease right of use assets and other prepaid expenses.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(3)
Information regarding the identifiable intangible assets acquired is as follows:

	Acquisition-Date Fair Value (in thousands)	Amortization Period (in years)
Customer relationships	$29,153	14
Acquired software	9,092	5
Trade name	722	5
Total	$38,967

(4)
Other liabilities assumed primarily consists of operating lease right of use liabilities and income taxes payable.

A reconciliation of cash consideration to Payments for acquisitions, net of cash acquired related to the D2C Media Acquisition in the Consolidated Statements of Cash Flows as of December 31, 2023 is as follows (in thousands):

Cash consideration	$79,841
Less: Cash acquired	(3,673)
Total payment for D2C Media, net	$76,168

Goodwill. In connection with the D2C Media Acquisition, the Company recorded goodwill in the amount of $42.0 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The D2C Media Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2023.

NOTE 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	Total as of September 30, 2024	Level 1	Level 2	Level 3
Contingent consideration	$500	$—	$—	$500
Total	$500	$—	$—	$500

		Fair value measurement at reporting date
	Total as of December 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$61,408	$—	$—	$61,408
Total	$61,408	$—	$—	$61,408

The roll-forward of the Level 3 contingent consideration from December 31, 2023 is as follows (in thousands):

	As of December 31, 2023	Payment of Contingent Consideration	Fair Value Adjustment (1)	As of September 30, 2024
Contingent consideration	$61,408	$(27,435)	$(33,473)	$500

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

recognized in earnings. Payments of contingent consideration reduce the corresponding liability, which was recorded upon acquisition and measured on a recurring basis as discussed above.

The Company's contingent consideration obligations arise from acquisitions that involve a potential future payment of consideration that is contingent upon the achievement of certain financial or operational metrics. The contingent consideration is classified in the Consolidated Balance Sheets based on expected payment dates. As of September 30, 2024, $0.5 million was included within Other accrued liabilities in the Consolidated Balance Sheets. As of December 31, 2023, $25.8 million and $35.6 million were included within Other accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets. For information related to the contingent consideration agreements, see Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024. The Company expects to make the remaining payments on the contingent consideration in 2024 and 2025.

NOTE 5. Debt

As of September 30, 2024 the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited by its Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.1x and 6.4x, respectively, as of September 30, 2024.

Fifth Amendment to the Credit Agreement. On May 6, 2024, the Company amended and extended its existing Credit Agreement (the "Fifth Amendment") which resulted in a new $350.0 million Revolving Loan due in 2029. Upon closing, the Company borrowed $80.0 million under the new Revolving Loan to pay off and extinguish the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million in aggregate principal amount of existing Revolving Loan balances. This was a non-cash transaction predominantly amongst existing lenders in the Credit Agreement and therefore is not reflected within the Consolidated Statements of Cash Flows. Additionally, the Fifth Amendment, among other things, removed the Secured Overnight Financing Rate (SOFR) floor and replaced the financial covenant leverage test to Senior Secured Net Leverage from Senior Secured Leverage. Except as modified by the Fifth Amendment, the existing terms of the Credit Agreement, as amended, remain in effect.

Revolving Loan. As of September 30, 2024, $280.0 million was available to borrow under the Revolving Loan, and the Company had $70.0 million of outstanding borrowings. The Company made $10.0 million in cash payments on the Revolving Loan during the nine months ended September 30, 2024. There were no cash drawdowns during the period.

Term Loan. During the nine months ended September 30, 2024, the Company made $10.0 million in Term Loan payments. In connection with the Fifth Amendment in May 2024, the Company borrowed amounts under the new Revolving Loan to fully repay the remaining outstanding principal amount under the Term Loan in a non-cash transaction.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of September 30, 2024 and December 31, 2023 were as follows (in millions):

	September 30, 2024	December 31, 2023
Fair value	$468.0	$470.9
Carrying value	470.0	490.0

NOTE 6. Commitments and Contingencies

From time to time, the Company and its subsidiaries may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its commitments and contingencies that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount of liability, if any. It is not possible to predict the outcome of these proceedings or the range of reasonably possible loss. The Company does not expect, based on

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 7. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 2.0 million shares for $35.7 million at an average price paid per share of $17.85. During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 1.3 million shares for $23.6 million at an average price paid per share of $18.30.

NOTE 8. Stock-Based Compensation

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,725	$15.67
Granted	1,899	17.14
Vested and delivered	(1,494)	15.53
Forfeited	(369)	16.31
Outstanding as of September 30, 2024 (1)	3,761	$16.41

(1)
Includes 376 RSUs that were vested, but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization, or cumulative adjusted net income per share targets over a two-year or three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	512	$15.66
Granted	419	17.23
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of September 30, 2024	931	$16.37

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

10 years from the grant date. Stock option activity for the nine months ended September 30, 2024 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,067	$6.28	6.98	$9,096
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2024	1,067	$6.28	6.23	$6,738
Exercisable as of September 30, 2024	804	$5.27	5.83	$6,293

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (1)	$18,719	$4,491	$30,884	$110,096
Basic weighted-average common shares outstanding	66,107	66,773	66,319	66,820
Effect of dilutive stock-based compensation awards (2)	1,559	1,735	1,271	1,379
Diluted weighted-average common shares outstanding	67,666	68,508	67,590	68,199
Earnings per share, basic (1)	$0.28	$0.07	$0.47	$1.65
Earnings per share, diluted (1)	0.28	0.07	0.46	1.61

(1)
During the nine months ended September 30, 2023 the Company released a significant portion of its valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 10 (Income Taxes).

(2)
There were 28 and 282 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2024 and 2023, respectively, and 34 and 282 potential common shares excluded from diluted weighted-average common shares outstanding for the nine months ended September 30, 2024 and 2023, respectively, as their inclusion would have had an anti-dilutive effect.

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

As of June 30, 2023, the Company evaluated all available evidence and determined that the Company's recent performance and future projections enabled the Company to release a significant portion of the Company's valuation allowance that had been previously recorded. During the three months ended September 30, 2023, the Company also released a portion of the remaining valuation allowance. There was no change to the Company’s position or valuation allowance balance during the three or nine months ended September 30, 2024.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Effective Tax Rate. The effective income tax rate for the nine months ended September 30, 2024, expressed by calculating the Income tax expense (benefit) as a percentage of Income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the impact of state income taxes, net of federal income tax expense, nondeductible executive compensation and nondeductible transaction expenses, partially offset by tax credits and the tax benefits realized on stock-based compensation.

Note About Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as "believe," "expect," "project," "anticipate," "outlook," "intend," "strategy," "plan," "estimate," "target," "seek," "will," "may,' "would," "should," "could," "forecasts," "mission," "strive," "more," "goal" or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, condition of the global supply chain, fluctuating fuel prices, interest rate environment, inflationary pressures and other factors we think are appropriate. Such forward-looking statements, while considered reasonable by the Company and its management, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. Factors that might cause such differences include, but are not limited to:

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

Business Overview

Cars Commerce is an audience-driven technology company empowering the automotive industry. We simplify everything about car buying and selling with powerful products, solutions and machine learning model-driven artificial intelligence technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: our flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade and exclusive in-market media solutions from the Cars Commerce Media Network.

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$179,651	$174,333	$538,721	$509,577
Net income (1)	18,719	4,491	30,884	110,096

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

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Traffic	154,219	151,379	2%	483,773	472,119	2%
Average Monthly Unique Visitors	24,547	25,980	(6)%	26,329	27,136	(3)%

	September 30, 2024	September 30, 2023	% Change	June 30, 2024	% Change
Dealer Customers	19,255	18,715	3%	19,390	(1)%
Monthly Average Revenue Per Dealer	$2,478	$2,548	(3)%	$2,474	0%

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

UVs declined 6% and 3% year-over-year for the three and nine months ended September 30, 2024, respectively, primarily due to normalizing demand from consumers given increased vehicle inventory levels, continued elevated prices and higher interest rates, as well as changes in marketing investment and mix across quarters and search engine algorithm updates earlier in the year. Additionally, UVs for the nine months ended September 30, 2023 benefited from Q1 2023 being our highest quarter ever for UVs.

During each of the three and nine months ended September 30, 2024, Traffic increased 2% compared to September 30, 2023, primarily driven by the shift to RudderStack, higher repeat visitation and optimization of our user acquisition strategy, partially offset by marketing investment and mix across quarters.

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

Dealer Customers increased 3% from September 30, 2023, primarily due to the inclusion of 950 D2C Media customers as of December 31, 2023, partially offset by the anticipated churn from our 2023 marketplace repackaging initiative.

Dealer Customers decreased slightly by 1% from June 30, 2024, primarily due to a decrease in marketplace Dealer Customers.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning December 31, 2023, this key operating metric includes D2C Media.

For the three months ended September 30, 2024, ARPD decreased 3% compared to the three months ended September 30, 2023, primarily due to the inclusion of D2C Media customers, who have a lower ARPD. For the three months ended September 30, 2024, ARPD remained flat compared to the three months ended June 30, 2024.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, global supply chain and information systems disruptions, semiconductor and raw material shortages, vehicle acquisition cost, vehicle retail prices, electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors including inflationary pressures and prevailing interest rates. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Dealer	$159,513	$157,116	$2,397	2%
OEM and National	17,014	14,549	2,465	17%
Other	3,124	2,668	456	17%
Total revenue	179,651	174,333	5,318	3%
Operating expenses:
Cost of revenue and operations	31,610	31,077	533	2%
Product and technology	29,223	25,297	3,926	16%
Marketing and sales	58,288	60,186	(1,898)	(3)%
General and administrative	21,511	17,785	3,726	21%
Depreciation and amortization	27,563	25,670	1,893	7%
Total operating expenses	168,195	160,015	8,180	5%
Operating income	11,456	14,318	(2,862)	(20)%
Nonoperating expense:
Interest expense, net	(8,028)	(7,777)	(251)	3%
Other income (expense), net	21,111	(3,902)	25,013	***%
Total nonoperating income (expense), net	13,083	(11,679)	24,762	***%
Income before income taxes	24,539	2,639	21,900	***%
Income tax expense (benefit)	5,820	(1,852)	7,672	***%
Net income	$18,719	$4,491	$14,228	***%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions and AccuTrade, and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% and 90% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Dealer revenue increased $2.4 million or 2%, primarily driven by the incremental revenue related to the addition of the D2C Media business and growth in digital experience revenue, partially offset by a decrease in marketplace revenue, which we believe is driven by macroeconomic trends impacting dealer customer profitability.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% and 8% of total revenue for the three months ended September 30, 2024 and 2023, respectively. OEM and National revenue increased $2.5 million or 17%, driven by OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represented 2% of total revenue for each of the three months ended September 30, 2024 and 2023. Other revenue increased $0.5 million or 17%, primarily driven by the incremental revenue related to the addition of the D2C Media business.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 18% of total revenue for each of the three months ended September 30, 2024 and 2023. Cost of revenue and operations increased $0.5 million or 2%, primarily due to incremental costs related to the addition of the D2C Media business and higher third-party costs to support increases in revenue.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represented 16% and 15% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Product and technology expense increased $3.9 million or 16%, primarily due to higher compensation, including stock-based compensation and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 32% and 35% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Marketing and sales expense decreased $1.9 million or 3%, primarily due to changes in our marketing investment and mix.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represented 12% and 10% of total revenue for the three months ended September 30, 2024 and 2023, respectively. General and administrative expense increased $3.7 million or 21%, the majority of which is due to incremental costs related to the addition of the D2C Media business, including the compensation expense related to the D2C Media earnout. Additionally, the change is also impacted by higher compensation, including stock-based compensation. For information related to the D2C Media earnout, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased $1.9 million or 7%, primarily due to depreciation and amortization on additional assets acquired and the amortization of intangible assets related to the D2C Media Acquisition, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

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

Income tax expense (benefit). The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the impact of state income taxes, net of federal income tax expense, partially offset by tax credits.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Dealer	$481,171	$460,268	$20,903	5%
OEM and National	48,149	40,494	7,655	19%
Other	9,401	8,815	586	7%
Total revenue	538,721	509,577	29,144	6%
Operating expenses:
Cost of revenue and operations	92,602	91,287	1,315	1%
Product and technology	84,891	74,354	10,537	14%
Marketing and sales	177,664	176,636	1,028	1%
General and administrative	67,348	53,738	13,610	25%
Depreciation and amortization	82,499	74,381	8,118	11%
Total operating expenses	505,004	470,396	34,608	7%
Operating income	33,717	39,181	(5,464)	(14)%
Nonoperating expense:
Interest expense, net	(24,458)	(24,171)	(287)	1%
Other income, net	32,498	1,204	31,294	***%
Total nonoperating income (expense), net	8,040	(22,967)	31,007	***%
Income before income taxes	41,757	16,214	25,543	***%
Income tax expense (benefit)	10,873	(93,882)	104,755	***%
Net income	$30,884	$110,096	$(79,212)	(72)%

*** Not meaningful

Dealer revenue. Dealer revenue is our largest revenue stream, representing 89% and 90% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Dealer revenue increased $20.9 million or 5%, primarily driven by the incremental revenue related to the addition of the D2C Media business and growth in digital experience revenue, including our website creation and hosting.

OEM and National revenue. OEM and National revenue represented 9% and 8% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. OEM and National revenue increased $7.7 million or 19%, primarily due to increased OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue represented 2% of total revenue for each of the nine months ended September 30, 2024 and 2023. Other revenue increased $0.6 million or 7%, primarily due to the incremental revenue related to the addition of the D2C Media business, partially offset by the first quarter 2023 expiration of a license agreement entered into as part of the AccuTrade acquisition.

Cost of revenue and operations. Cost of revenue and operations expense represented 17% and 18% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Cost of revenue and operations increased $1.3 million or 1%, but decreased as a percentage of revenue. The change is primarily due to the incremental costs related to the addition of the D2C Media business.

Product and technology. Product and technology expense represented 16% and 15% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Product and technology expense increased $10.5 million or 14%, primarily due to higher compensation, including stock-based compensation and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense represented 33% and 35% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Marketing and sales expense increased $1.0 million or 1%, primarily due to incremental costs related to the addition of the D2C Media business, partially offset by changes in our marketing investment and mix.

General and administrative. General and administrative expense represented 13% and 11% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. General and administrative expense increased $13.6 million or 25%, the majority of which is due to incremental costs related to the addition of the D2C Media business, including the compensation expense related to the D2C Media earnout. Additionally, the change is impacted by higher compensation, including stock-based compensation. For information related to the D2C Media earnout, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense increased $8.1 million or 11%, primarily due to depreciation and amortization on additional assets acquired and the amortization of intangible assets related to the D2C Media Acquisition, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of September 30, 2024, Cash and cash equivalents were $49.6 million and including our undrawn Revolving Loan, our total liquidity was $329.6 million.

Indebtedness. As of September 30, 2024, the outstanding aggregate principal amount of our indebtedness was $470.0 million, at an average interest rate of 6.4%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $70.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.8%.

During the nine months ended September 30, 2024, we made $10.0 million in mandatory Term Loan payments and repaid $10.0 million on our Revolving Loan. In connection with the Fifth Amendment, we borrowed $80.0 million under the new Revolving Loan to repay the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million aggregate principal amount of existing Revolving Loan balances. As of September 30, 2024, $280.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.1x and 6.4x, respectively, as of September 30, 2024. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2024, we repurchased and subsequently retired 2.0 million shares for $35.7 million at an average price paid per share of $17.85.

Contingent Consideration and Earnout. The fair value as of September 30, 2024 for the contingent consideration related to the CreditIQ and AccuTrade acquisitions was $0.5 million.

Within the next twelve months, we expect to pay $11.6 million of potential contingent consideration and D2C Media earnout discussed below. During the nine months ended September 30, 2024, we paid $30.4 million related to contingent consideration and earnout, which reduced the corresponding liability. The contingent consideration and earnout consists of the following:

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
•
As part of the D2C Media Acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. We may expense up to CAD$15.0 million (approximately USD$11.1 million as of September 30, 2024) associated with the remaining portion of the earnout for each of the years ending December 31, 2024 and 2025.

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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$122,517	$91,580	$30,937
Investing activities	(19,034)	(15,575)	(3,459)
Financing activities	(93,055)	(58,635)	(34,420)
Effect of exchange rate changes on Cash and cash equivalents	(53)	—	(53)
Net change in Cash and cash equivalents	$10,375	$17,370	$(6,995)

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2024 increased due to changes in working capital and Net income after non-cash adjustments compared to the nine months ended September 30, 2023.

Investing Activities. The increase in cash used in investing activities was primarily due to increases in capitalization of internally developed software and purchases of property and equipment.

Financing Activities. During the nine months ended September 30, 2024, cash used in financing activities was primarily related to repurchases of common stock, payments of contingent consideration, debt repayments and tax payments made in connection with the vesting of certain equity awards. During the nine months ended September 30, 2023, cash used in financing activities was primarily related to debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. For information related to our debt, repurchases of common stock and contingent consideration, see Note 4 (Fair Value Measurements), Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, there have been no changes to our critical accounting policies.

Recently Issued Accounting Standards Not Yet Adopted. In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. We are currently evaluating this new guidance and its impact on our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This amendment is effective for fiscal years beginning after December 15, 2024, on a prospective basis and early adoption and retrospective application are permitted. We are currently evaluating this new guidance and its impact on our Consolidated Financial Statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see "Quantitative and Qualitative Disclosures About Market Risk," in Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024. Our exposures to market risk have not changed materially since December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1 through July 31, 2024	155,183	$19.32	155,183	$102,290
August 1 through August 31, 2024	552,387	17.69	552,387	92,520
September 1 through September 30, 2024	485,860	17.46	485,860	84,038
	1,193,430		1,193,430
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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cars.com Inc.

Date: November 7, 2024	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer