Form 10-K
period 2024-12-31
Cars.com Inc.
filed 2025-02-27
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $1,303,529,300 based on the closing sale price of common stock on such date of $19.70 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2025 was 63,847,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on or about June 4, 2025, are incorporated by reference into Part III of this Report.

i

PART I

Note About Forward-Looking Statements. This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as "believe," "expect," "project," "anticipate," "outlook," "intend," "strategy," "plan," "estimate," "target," "seek," "will," "may," "would," "should," "could," "forecasts," "mission," "strive," "more," "goal" or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, condition of the global supply chain, fluctuating fuel prices, interest rate environment, inflationary pressures and other factors we think are appropriate. Such forward-looking statements, while considered reasonable by Cars.com Inc. d/b/a Cars Commerce Inc., ("we," the "Company" or "Cars Commerce") and its management, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. For a detailed discussion of many of these and other risks and uncertainties, see "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 1. Business. Cars Commerce is an audience-driven technology company empowering the automotive industry. We aim to simplify everything about car buying and selling with powerful products, solutions and machine learning model-driven artificial intelligence technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: our flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire, essential trade-in and appraisal technology from AccuTrade and exclusive in-market media solutions from the Cars Commerce Media Network.

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

The strength of our products and solutions has attracted over 19,200 franchise and independent dealer customers across the U.S. and Canada to our platform. The majority of our dealer customers subscribe to the Cars.com marketplace and increasingly, they are leveraging more of our platform to power their local retail operations. In addition, substantially all OEMs selling vehicles in the U.S. and Canada do business with us today.

Our Comprehensive Platform Offering

CARS COMMERCE™

Cars.com
A CARS COMMERCE SOLUTION

No. 1 auto marketplace brand with +25% traffic in the past 5 years

Dealer Inspire
A CARS COMMERCE SOLUTION

Tierless digital marketing tech & services endorsed by OEMs

AccuTrade®
A CARS COMMERCE SOLUTION

Powers retail profitability with the right price on any vehicle, every time

Cars Commerce Media Network

Pure in-market audience across social, video, search & display

Powerful reputation, financing, and data & analytics span the platform

For Consumers. Buying a car is one of life’s most significant and researched decisions. Consumers are challenged with makes, models and trim-levels and opaque, yet negotiable prices, and gaps in the online-to-offline shopping experience, all of which add complexity to an often overwhelming decision-making process. Shoppers are seeking a more streamlined, simplified automotive retail experience. Cars Commerce helps car shoppers cut through the clutter with products designed to reduce friction from search to signature.

We believe our marketplace functions as a definitive resource for car shoppers. We are known for the depth and scale of our listings and reviews, with over 2.7 million vehicle listings and over 13 million consumer reviews as of December 31, 2024. In addition, our expert editorial reviews and news and research publications aid shoppers in their purchase journey. We also include features like Instant Finance to help consumers better understand their total cost of ownership, including financing fees. With over 30% of car shoppers also seeking to sell their vehicle, Instant Offer allows them to understand the value of their vehicle before leaving the comfort of their home. Overall, our consumer experience is focused on reducing friction, improving speed and delivering powerful results through pricing, financing, comparison shopping, research and communication tools that empower shoppers.

For Customers. Our platform offers local dealers, OEMs, dealer groups and auto-adjacent companies a variety of products and solutions. Dealers and OEMs value our marketplace for the opportunity to connect with our in-market audience of 26 million average monthly users in 2024, and to improve their marketing and operational efficiency with our suite of solutions. We complement our marketplace products with digital solutions, including websites and trade-in and appraisal technology, and media offerings powered by our exclusive in-market media network. For example, website hosting customers that also have a marketplace subscription get approximately 40% more connections to their website, in addition to the associated marketplace leads they receive, as compared to those without marketplace. Additionally, dealers that have an active AccuTrade solution with marketplace have approximately 90% more marketplace and Instant Offer leads. Importantly, we believe that many of the tools we have built for consumers, particularly those that support financing and trade-in valuation, help our dealer customers and OEMs by providing them with more qualified, ready-to-transact leads and reducing points of friction that can often arise in the purchase journey.

Industry Dynamics. As an audience-driven technology company, Cars Commerce is focused on helping our customers, primarily dealers, drive profitable vehicle sales. More recently dealers have experienced compressed margins, as well as improved supply and market normalization. Additionally, during this time, consumer expectations on their digital purchase journey have only increased. As a result, dealers seeking to build a sustainable advantage are investing more in their websites and technology solutions to drive operational efficiency while supporting shoppers in their preferred purchase channels (i.e., online, offline or both). We believe we are the first truly integrated platform, providing a comprehensive suite of sales-oriented products and solutions that support dealers' local retail operations.

Products. Our interconnected platform is organized around four core capabilities: Marketplace, Digital Experience, Trade & Appraisal and Media.

•
Marketplace. Central to our platform is Cars.com, the most recognized automotive marketplace brand. We believe the marketplace is critical to the pretail experience, allowing OEMs and dealers to merchandise their inventory to our 26 million average monthly shoppers each month in 2024. Importantly, approximately 60% of our traffic comes to us organically, allowing us to provide our customers with a truly complementary and unduplicated audience. Our marketplace packages include reputation management technology and digital financing tools, and dealers using our upper-tier packages experienced a double-digit improvement in inventory turn time. For subscribing dealers, AccuTrade’s Instant Offer is directly integrated into the Cars.com experience, giving them access to in-market consumers who are ready to trade-in their vehicle for a new one. We also have Your Garage as a feature of Cars.com, allowing consumers to add and save vehicles to their virtual Garage and track the Cars.com Market Value of their current vehicle. Cars.com Market Value leverages our retail demand data to help consumers identify the best time to sell or trade-in their vehicle.
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
o
Website creation and platform hosting. Our Dealer Inspire website hosting and related solutions make automotive retail faster, easier and smarter from search to signature. Built on a customizable platform and designed with user behavior data, we believe our websites are set apart by the advanced technologies that drive modern consumers toward purchase decisions. In 2023, we acquired D2C Media Inc. ("D2C Media"), a leading automotive technology and digital solutions provider in Canada. D2C Media also serves dealer customers with website, media services and other technology solutions that help dealers increase sales velocity and measure impact. Today, we host the digital storefronts (websites) for approximately 7,600 dealers in the U.S. and Canada.
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
•
Trade & Appraisal. AccuTrade uses real-time market data and diagnostic scans to determine the right trade-in offer for every VIN in minutes, increasing dealer access to high quality used vehicle inventory and improving dealer profitability through reconditioning loss avoidance and operations efficiency, and while creating transparency for the consumer in the trade-in process, which is often a point of friction. AccuTrade leverages retail and wholesale data and onboard diagnostic scanner data to automatically adjust the vehicle value based on the specific vehicle being analyzed, with approximately 30% greater accuracy than legacy valuation providers. It quickly delivers a tailored, consumer-facing condition report that provides transparency to consumers while saving dealers an average of approximately $700 in reconditioning costs per vehicle. AccuTrade's consumer website application is seamlessly integrated into Cars.com and dealer websites, allowing consumers to obtain instant and transparent cash offers for their specific VINs.
•
Cars Commerce Media Network. A commerce media network created exclusively for automotive, Cars Commerce Media Network allows local and national customers alike to reach proven in-market and in-context consumers to accelerate the path to purchase. When OEMs advertise with Cars Commerce Media Network, we see impact throughout the consumer digital shopping experience. When one of our OEM partners purchased a prominent advertising sponsorship, we observed increased consumer engagement on Cars.com (searches and vehicle page views), traffic to their dealers' websites, and a double digit lift in conversions on those dealer websites during the sponsorship period. The product suite for dealers includes four turnkey solutions:
o
Cars Social. Cars Social allows dealers to target and serve native advertisements displaying real-time inventory to in-market car shoppers on Facebook and Instagram by leveraging our valuable audience data. This solution is also available to OEMs.
o
VIN Performance Media. VIN Performance Media utilizes advanced machine-learning to automatically optimize all aspects of the media campaign, including audience targeting, real-time inventory, and ad placement across search, social, and display. By improving traffic to dealer vehicle details pages, VIN Performance Media increases the inventory turn rate.
o
In-Market Video and In-Market Display. In-Market Video provides OEMs and dealers with the opportunity to pinpoint serious, ready-to-buy shoppers geographically on their screen of choice via social media platforms, streaming apps and connected TV. This targeted approach drives high advertising efficiency for customers and compares favorably to the high-cost broadcast television solutions that dealers and OEMs have historically relied on. Our In-Market Display products enable dealers and OEMs to extend their reach and efficiently access our large audience of in-market car shoppers. The geographically targeted advertising served on our Cars.com website and mobile app enables our customers to increase brand awareness and promote inventory.

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

A high-quality audience, at scale, enables our industry-leading platform. We have made strategic technology and marketing investments to deliver what we believe is the industry’s most qualified car shopping audience. Our audience powers our integrated platform strategy. Not only does our audience power our marketplace packages, they are also key to our ability to efficiently grow and scale our media solutions that allow customers to target in-market shoppers and strengthen our digital solutions.

In 2024, we had 26 million average monthly unique visitors that visited our marketplace a total of over 600 million times. We generate the majority of our traffic organically as a trusted resource for customers through our high-quality content, including editorial and consumer reviews and suite of easy-to-use consumer facing tools such as Best Match. Over the past 25 years, we have made more than half a billion connections between car shoppers and sellers.

According to a recent Cars.com survey, approximately 83% of our audience is in-market to buy a car, compared to a fraction of the general population. The average time for a shopper to purchase a car is approximately two months; however, approximately 50% of the Cars.com audience plans to buy within 30 days.

Asset light business model with a diversified revenue base, attractive cash flow and strong balance sheet. We generate approximately 80% of our revenue via subscription, creating a dependable recurring revenue stream across our diversified mix of marketplace subscription advertising packages, digital solutions, and media. Customer concentration is also limited and each month, we generate an average monthly revenue per dealer of over $2,400 during the fourth quarter from across our over 19,200 dealers.

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

•
Grow the industry's most engaged shopping audience. With approximately 26 million average monthly unique visitors and over 600 million visits per year, we have one of the industry’s largest and most engaged in-market audience. Our industry-leading brand and high quality content allow us to generate approximately 60% of our audience organically. This reduces our reliance on search engine marketing and provides our dealers with access to an audience that cannot be easily duplicated. Shoppers interact with our platform in many ways, including researching vehicles, writing dealer reviews, securing qualified financing and obtaining instant offers for their trade-in vehicles. We believe continued investments in consumer engagement will create more qualified leads for our customers, thereby increasing our attribution and ultimately resulting in growth in customers and increased product adoption and retention.
•
Grow our network of dealer customers. We have a significant opportunity to grow our base of dealer customers. While we have a substantial dealer customer base of over 19,200, there are approximately 40,000 dealerships nationwide, providing us with ample room for growth domestically and geographically by expanding our presence in Canada through the D2C Media acquisition.
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

Intellectual Property. We take a strategic approach to intellectual property management by protecting our intellectual property and brands through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents as appropriate. We have registered and unregistered U.S. and international trademarks, service marks, patents, domain names and copyrights. In addition, we seek to protect our proprietary information by entering into confidentiality and invention assignment agreements with our employees and confidentiality agreements with consultants, contractors and business partners. We also seek to control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Regulatory Matters. Various aspects of our business and the solutions we offer are or may be subject to an expanding and evolving range of local, state, federal and international regulations. The advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell vehicles, the dealers from which we derive a significant portion of our revenue do and are subject to these regulations. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which vehicles are advertised and sold generally are directly applicable to our business model. Additionally, our business is directly subject to laws, regulations and standards regarding consumer communications, marketing and advertising activities conducted by telephone, email, mobile devices and the internet, such as the Telephone Consumer Protection Act, the CAN-SPAM Act and similar state consumer protection laws. Our digital solutions products may also be subject to laws and regulations governing accessibility, intellectual property ownership, obscenity, libel and privacy among other issues.

In addition, we are subject to local, state and federal laws and regulations in the United States and internationally relating to privacy policies and obligations as well as our obligations regarding the personal information we collect, use, share, store and disclose. We strive to comply with industry standards and all applicable laws, policies, legal obligations relating to privacy and data protection. We are also subject to our privacy policies and privacy-related obligations to third parties.

To operate in this highly regulated environment, we have developed our products and services with a view toward appropriately managing our regulatory risk compliance. If, and to the extent that, our products and services fail to satisfy relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, the award of significant damages in class action or other civil litigation, as well as orders that may interfere with our ability to provide our products and services in certain states.

Human Capital. The foundation of Cars Commerce’s business is our employees. As of December 31, 2024, Cars Commerce had approximately 1,800 full-time, part-time, seasonal and temporary employees. Cars Commerce is committed to the highest standards of integrity, inclusion and responsible business practices. Our commitment to build a culture and business that cares about our employees, customers, industry and communities is a part of who we are. Fundamental to these commitments are our company values:

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

We believe our highly innovative and collaborative teams are one of our biggest differentiators and the most important investment we can make at Cars Commerce. In order to attract and retain exceptional talent in pursuit of our mission to simplify everything about buying and selling cars, we offer competitive benefits, including market-competitive compensation, an Employee Stock Purchase Plan, a virtual first work environment, healthcare, paid time off, parental leave, adoption assistance, retirement benefits, tuition assistance, volunteer hours, employee skills development and leadership development.

At Cars Commerce, we recognize the value of a workforce with varied backgrounds, opinions, perspectives and personal and professional experiences. As a result, we strive to foster a culture of inclusion that ensures our workplace appreciates the views and ideas of all. Cars Commerce also monitors employee satisfaction and engagement by conducting periodic surveys that are reviewed and, when appropriate, acted upon by our executive management team and shared with our Board of Directors. These surveys are an important way for us to identify areas where we can improve.

None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Available Information. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at https://investor.cars.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). In addition, the SEC maintains a website (http://www.sec.gov) that contains information we electronically file with, or furnish to, the SEC. Information on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

The following risk factors should be considered carefully, together with all other information contained in this report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes, when evaluating our business and any forward-looking statements or other statements we or our representatives make from time to time. Any of the following risks could materially and adversely affect our business, results of operations, financial condition and the actual outcome of matters as to which statements are made. The risks and uncertainties described in this report are not the only ones we face. Other risks or uncertainties, which are not currently known to us or that we believe are immaterial, also may adversely affect our business, operating results and financial condition.

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

A number of economic and market conditions drive changes in automobile sales, including disruptions in the new automobile supply chain, the availability and prices of new and used automobiles, unemployment and inflation levels, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence and other factors affecting demand for vehicles, government shutdowns, political unrest or uncertainty, the occurrence of contagious disease or illness, barriers to trade, new OEM entrants into markets and other global economic conditions. Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform.

Consumer purchases of new and used automobiles generally decline during economic downturns and other periods in which disposable income is adversely affected. Purchases of new and used automobiles may continue to be, affected by negative trends in the economy, including an economic recession or downturn, increases in the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, rising interest rates, inflation, health or similar issues, such as pandemic or epidemic and increased unemployment. In addition, the imposition of new tariffs, quotas, duties, or other restrictions or limitations could increase prices for vehicles imported into the United States and adversely impact demand for such vehicles. An increase in interest rates can have a significant impact on automobile purchases and affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers and the impact interest rates have on consumers’ borrowing capacity and disposable income. Interest rates could negatively affect the number of vehicles purchased by consumers and any reduction in purchases could adversely affect dealers and OEMs and lead to a reduction in spending on our solutions. Further, if OEMs continue to transition to e-commerce and direct-to-consumer sales models to grow their market penetration, consumer demand for our platform could be materially adversely affected with consumers shifting from our platform to an OEM-based platform.

In addition, a decrease in market demand caused by longer vehicle ownership, self-driving technology, ride sharing, transportation networks and other fundamental changes in transportation could impact the demand for new and used automobiles. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and consequently lead to reduced spending on our digital marketing services and solution offerings. Further, OEM production shortages, supply chain disruptions and inventory shortfalls could adversely impact automobile dealers and also reduce spending on our digital marketing services and solution offerings. Though our current customer bases, revenue sources and operations are substantially limited to the United States and Canada, our business may be negatively affected by challenges in the global automotive ecosystem and other macroeconomic issues.

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

Market acceptance of and influence over certain of our products and services is concentrated with a limited number of automobile OEMs, dealership associations and major dealership groups and we may not be able to maintain or grow these relationships.

Although the automotive retail industry is fragmented, a relatively small number of OEMs, dealership associations and major dealership groups and their program administrators exert significant influence over the market acceptance of certain automotive products and services due to their concentrated purchasing activity, the visibility of their endorsement or recommendation of specific products and services, their provision of co-operative advertising money to dealers and OEMs' ability to define technical standards and certifications and marketing guidelines. For example, many of our website solutions are provided pursuant to OEM-designated endorsements or preferred vendor programs. While automotive dealers are generally free to purchase the solutions of their choosing, if an OEM has endorsed or certified a provider of products or services to its associated franchised dealers and if our solutions lack such certification or endorsement, adoption or retention of our products and services could be materially impaired. In addition, instead of using Cars Commerce solutions, OEMs may begin to require that consumers and dealerships use OEM-created solutions which could also materially reduce the adoption or retention of our products and services.

Dealer closures or consolidation among dealers, major dealership groups or OEMs could reduce demand for, and negatively affect the pricing of, our marketing and solutions offerings, thereby leading to decreased earnings.

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

We believe that maintaining and increasing the strong recognition of the Cars Commerce brands, including Cars.com, is critical to our future success. Our brand drives traffic to our websites and applications. Our brand also attracts a large base of in-market car shoppers by offering credible and easy-to-understand information from other consumers and experts regarding new and used vehicle listings. In addition, OEMs, dealers and other customers rely on our innovative digital marketing services and solution offerings to drive results in their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers and customers, or increase the frequency with which such constituents use or purchase our solutions. Expanding the business will depend, in part, on our ability to maintain the consumer and customer trust in our solutions and services and the quality and integrity of the listings and other content found on the Cars.com sites and mobile applications. There is no guarantee that we can maintain or enhance our brands, and failure to do so would harm our business growth prospects and operating results. In addition, complaints or negative publicity about our business practices and culture, including our solutions, technologies, sales practices, management team, employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, third-party content and conduct on websites, customer service and other aspects of our business could diminish confidence in and the use of our services. If we experience negative publicity, or if consumers perceive that content on the Cars.com sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

Our increased operations in Canada involve risks that may differ from, or are in addition to, our domestic operational risks.

Increasing our operations in Canada, including as a result of the 2023 stock acquisition of D2C Media, may subject us to different risks or increase our exposure in connection with current risks, including risks associated with local consumer behavior; increased competition from local providers; and compliance with applicable foreign laws and regulations, including different data privacy, employment, commercial and liability standards and regulations and intellectual property laws. Additionally, Cars Commerce is exposed to foreign currency risk, primarily from its investments in its subsidiaries that operate in Canada.

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

We rely in part on Internet search engines and mobile application stores to drive traffic to the Cars Commerce sites and increase downloads of our mobile applications. If the Cars Commerce sites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com properties and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.

We depend, in part, on Internet search engines such as Google to drive traffic to the Cars Commerce sites. For example, when a consumer searches for the make and model of a specific automobile or a generic phrase, such as "automobile prices," using an Internet search engine, we rely on a high organic search ranking of the Cars Commerce sites in these search results to drive consumer traffic. However, our ability to maintain these high search result rankings is not fully within our control. For example, our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than us, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. In addition, Internet search engines, or new technologies, such as artificial intelligence platforms, could provide automobile dealer and pricing information directly in search results or choose to align with our competitors or develop competing services. Cars Commerce sites have experienced both positive and negative fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

We also depend in part on mobile application download stores such as the Apple App Store and Google Play to direct consumers to download Cars Commerce's mobile applications. When a mobile device user searches in a mobile application store for "car buying app" or a similar phrase, we rely on both a high search ranking and consumer brand awareness to drive consumers to select and download Cars Commerce's mobile applications instead of those of our competitors. However, our ability to maintain high, non-paid search result rankings in mobile application stores is not fully within our control. Our competitors’ mobile application store search optimization efforts may result in their mobile applications receiving a higher result ranking than that of Cars Commerce, or mobile application download stores could revise their methodologies in a way that would adversely affect our search result rankings.

The emergence and widespread use of new technologies, such as artificial intelligence technologies, have the potential to significantly disrupt the way consumers access information. Artificial intelligence-powered tools are increasingly enabling consumers to bypass traditional search engines to obtain information. Additionally, new technologies could affect how search results are ranked, or whether our search results appear at all, despite our search optimization efforts. Consumer transition to such new technologies could adversely affect our search results or traffic to our mobile applications.

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

We rely on in-house content creation and development to drive organic traffic to the Cars Commerce sites and mobile applications.

We rely on our in-house editorial content team to continually develop content that is useful and of interest to consumers to drive organic traffic to the Cars.com properties and mobile applications. Our editorial content team tests, reviews and photographs a large number of different car makes and models every year to support our creation of independent and unbiased automotive industry content. Our internally developed content focuses primarily on consumer automotive purchasing, ownership advice and analysis of ownership trends. If we are unable to continue to develop our in-house content, we may be required to rely more heavily on third-party content providers, which could lead to less distinctive content on our sites and increased operating costs, including increased traffic acquisition costs.

If we are unable to continue providing the same level of high-quality, unique consumer content, organic traffic across Cars.com properties and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the Cars.com marketplace and recognizing less value for their digital advertising spend. As a result, dealers may decide not to continue to list their vehicles on the Cars.com marketplace. Similarly, decreased organic traffic due to a reduction in unique content may cause national customers such as OEMs to shift their digital advertising spend to sites with higher traffic. Decreased traffic from in-house content could also result in increased spend in paid channels, which would result in higher sales and marketing expenses. Further, the increased adoption of generative artificial intelligence for content creation may impact how consumers value our editorial content and their need for our marketing services. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

Certain of our third-party service providers and customers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.

In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, automotive financial technology ("fintech") platform that provides instant online loan screening and approvals to facilitate online car buying. Although we do not provide financial products, we have entered into agreements with partners and customers to provide a marketplace, automobile financing products to our consumers, including products that may involve a credit application or access to consumer credit scores. Our partners may be subject to extensive federal and state laws and regulations related to the provision of financial services. We cannot guarantee that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of these laws or regulations, if any of our current or prospective partners is uncertain about the applicability of those laws and regulations to our business, the partners may terminate their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

Risks Related to Environmental Laws and Climate Change Impacts

Our business may be affected by climate change, including physical risks and regulatory changes that may increase our operating costs and impact our ability to deliver services to our customers.

Climate change poses both physical and transitional risks to Cars Commerce, which may affect our operations, financial performance and reputation. Cars Commerce conducted a climate risk assessment to better understand the types of climate-related risks that are most salient for our business. This assessment reviewed our exposure to these risks as well as the systems in place to manage these risks. During the climate risk assessment, we identified a series of climate-related challenges that may pose material, financial risks to our business operations and financial performance. These include physical risks from extreme weather events such as floods, droughts, wildfires and storms, which can damage our assets and disrupt our operations. Regulatory risks resulting from changes in laws and regulations on climate change may increase our compliance costs and limit our ability to operate. Additionally, transition risks include the shift to a low-carbon economy which may affect the demand for our products and services. Finally, reputational risks also exist related to the increased public scrutiny of our environmental impact and our response to climate change at the enterprise level.

Expectations relating to environmental, social and governance considerations expose Cars Commerce to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to our business, including climate change and greenhouse gas ("GHG") emissions, human capital and diversity, equity and inclusion. Cars Commerce makes statements about its environmental, social and governance goals and initiatives through information provided on its website, press releases and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with Cars Commerce’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by Cars Commerce to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Cars Commerce and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Strategic and Competitive Risks

We participate in a highly competitive market, and pressure from existing and new competitors may materially and adversely affect our business, results of operations or financial condition.

We face significant competition to attract consumers and customers from companies that provide listings, information, lead generation, websites, automotive appraisals, online loan screening and approvals, marketing and car-buying services designed to reach consumers and enable dealers to reach consumers. We also compete with many of our competitors for a share of a dealer’s overall marketing budget. To the extent that car dealers view alternative solutions to be superior, we may not be able to maintain or grow the number of dealers in our network. In addition, new competitors may enter the online automotive retail industry with competing products and services.

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

The majority of the OEM display advertising purchased by our national, regional and related customers (e.g., insurance and finance customers) is still done manually via insertion orders. However, customers have recently shifted away from buying media directly from premium publishers and increasingly are buying their target audiences via ad exchanges across the broader Internet. While we have grown our programmatic revenue, are developing new programmatic ad products, and are redesigning our ad delivery technology stack, we may not adapt quickly enough and may lose display advertising revenue as a result. Due to the concentrated number of OEM and national customers, our OEM and national advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes and our customer’s financial results. These changes may occur independent of the products and value we are providing to those customers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and the shift away from the use of third-party cookies may impact the information collected for advertisements.

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

In addition, we may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions. In November 2021, we acquired CreditIQ, a privately held, automotive fintech platform that provides instant online loan screening and approvals to facilitate online car buying. In March 2022, we completed the acquisition of certain assets and assumed certain liabilities of AccuTrade, Galves Market Data and MADE Logistics (collectively, "AccuTrade"), which added real-time, VIN-specific appraisal and valuation data, instant guaranteed offer capabilities and logistics technology to our portfolio of dealer offerings. Continued achievement of our transaction synergies and our ability to grow the AccuTrade and CreditIQ businesses and the revenue associated with it depend on a number of factors, including, but not limited to successfully integrating AccuTrade and CreditIQ into the Cars Commerce platform and solution offerings, expanding dealer and consumer adoption, securing lenders who will pay for lead generation and dealers honoring pre-approved loans. If our anticipated transaction synergies do not fully materialize and/or the AccuTrade or CreditIQ businesses fails to continue to grow at the rate we expect, our revenue and business would be harmed.

On November 1, 2023, we acquired D2C Media, a leading automotive technology and digital solutions provider in Canada and on January 23, 2025, we acquired Dealer Club, Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform. As part of the acquisitions, we must integrate two previously independently operated businesses. We may have difficulty addressing possible differences in corporate culture, management philosophies, businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation. Failure to successfully integrate D2C Media or DealerClub could impact the anticipated benefits of the acquisitions, result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition and results of operations.

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

Our information technology systems are critically important to operating our business efficiently and effectively. Our brand, reputation and ability to attract consumers and customers depend on the reliability of our technology platforms and the ability to continuously deliver content. Interruptions in our information technology systems, whether due to system failures, cybersecurity incidents, computer viruses, physical or digital break-ins, capacity constraints, power outages, local or widespread Internet outages, telecommunication breakdowns or other uncontrollable events, could affect the security or availability of products on our sites or our mobile applications or prevent or inhibit the ability of consumers to access our marketplace, websites or other products. The failure of our information technology systems to perform as anticipated could disrupt our business and result in transaction errors, processing inefficiencies, decreased use of our sites or mobile applications and loss of traffic, customers and revenue. Moreover, we strive to continually upgrade and enhance our technology. The failure to complete an upgrade or enhancement as planned, or an unexpected result of a technology upgrade, could affect the security or availability of our products and services and could lead to loss of traffic, customers and revenue.

Our business is dependent on keeping pace with advances in technology. If we are unable to keep pace with advances in technology, consumers and customers may stop using our services and our revenue may decrease.

The Internet and electronic commerce are characterized by rapid technological change, changes in consumer and customer requirements and expectations, frequent new service and product introductions incorporating new technologies, including mobile applications, generative artificial intelligence and the emergence of new industry standards and practices that could render our existing sites, mobile applications and technology obsolete. These market characteristics are intensified by the emerging nature of the market and the fact that many companies are expected to introduce new products and services in the near future. If we are unable to adapt to changing technologies, our business, results of operations or financial condition may be materially and adversely affected.

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

•
Data Protection (Consumers/Dealers/OEMs): We process, store, share and disclose certain limited personal information and other data provided by consumers, dealers and OEMs, including names, addresses and certain location information used in geo-fencing. Failure to protect consumer or customer data or to provide consumers or customers with appropriate notice of our privacy practices, could negatively impact our reputation and competitive position, and could result in litigation with third parties, and liabilities imposed by federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation or other consumer privacy-related requirements.

•
Data Protection (Internal): We process and store company information that may be considered sensitive or valuable intellectual property in the normal operations of human resources, finance, legal, marketing, software development, product management, mergers and acquisitions and other business functions. Failure to protect sensitive company information or intellectual property may result in loss of competitive advantage, reputation damage, direct and indirect costs and other liabilities. Failure to protect material financial information including financial performance and merger and acquisition data could also subject us to liabilities imposed by federal and state regulatory agencies or courts.

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

The most commonly used Internet browsers—Chrome, Firefox and Safari—allow Internet users to modify their browser settings to block third-party cookies. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that block or limit some cookies. Some Internet users also download free or paid ad-blocking software that prevents third-party cookies from being stored on a user’s computer. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device.

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

We are continually developing and improving these tools and such efforts have required and are likely to continue to require significant time, resources and additional investment, and in some cases, we have relied on and may in the future rely on third parties to provide data and technology needed to provide certain measurement data to our customers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are unreliable, or the measurement results are inconsistent with customer goals, our advertising revenue could be adversely affected.

Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on our platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect and share data which our customers find useful, our ability to use or benefit from tracking and measurement technologies, including cookies, or that further reduces our ability to measure the effectiveness of advertising on our platform would impede our ability to attract, grow and retain customers. Customers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data. If they stop sharing this data with us, it may not be possible for us to collect this data within the product or from another source.

We rely heavily on our ability to collect and share data and metrics to help new and existing customers understand the performance of advertising campaigns. If customers do not perceive our metrics to be accurate representations of our consumer base and consumer engagement or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, revenue and financial results.

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

We may be considered to "operate" or "do business" in states where our customers conduct their businesses, resulting in possible regulatory action. If any state licensing laws were determined to be applicable to us and if we are required to be licensed and are unable to do so or are otherwise unable to comply with laws or regulations, we could be subject to fines or other penalties or be compelled to discontinue operations in those states. If any state’s regulatory requirements impose state-specific requirements on us or include us within an industry-specific regulatory scheme, we may be required to modify our marketing programs in that state in a manner that may undermine such program’s attractiveness to consumers or customers. Alternatively, if we determine that the licensing and related requirements are overly burdensome, we may elect to terminate operations in that state.

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

We are a virtual first workforce with a limited history of operating in this environment. Although we anticipate that our shift to a virtual first work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies or productivity. Our virtual first business model could make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition and the loss of key employees. We may also experience an increased risk of privacy and data security breaches involving our data. Any of these factors could adversely affect our financial condition and operating results.

Our ability to operate effectively could be impaired if we fail to attract and retain our key employees.

Our success depends, in part, upon the continuing contributions of our executive officers, including our Chief Executive Officer and other key employees, and our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, such as individuals with technical skills in a rapidly changing technological environment. Additionally, as the workforce landscape changes due to the shift to a virtual first environment, we must compete to attract and retain employees. All of our employees including our executive officers can terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of the services of any of our key employees or the failure to attract or replace qualified employees may have a material and adverse effect on our business.

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

Our goodwill and other intangible assets were approximately $729.0 million as of December 31, 2024, representing approximately 66% of our total assets. We evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Risks Relating to our Common Stock

We cannot assure our stockholders that our share repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In February 2025, our Board of Directors authorized a share repurchase program to acquire up to $250.0 million of our common stock over a three-year period. Under the share repurchase program, Cars Commerce can repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and regulations. The timing and amounts of any purchases under the share repurchase program is dependent upon a variety of factors, including market conditions, price, regulatory requirements and other corporate considerations, as determined by Cars Commerce’s Board of Directors and management. The share repurchase program may be extended, suspended or discontinued at any time.

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

Our Amended and Restated Certificate of Incorporation provides that, unless our Board of Directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; any action asserting a claim against us or any of our current or former directors or officers arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL") or our Amended and Restated Certificate of Incorporation or Bylaws; any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; or any action asserting an "internal corporate claim" as such term is defined in the DGCL. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or our current or former directors or officers, which may discourage such lawsuits. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions.

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

Approximately 13.0% of our outstanding indebtedness as of December 31, 2024 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

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

Also, in spite of the limitations in our credit agreement, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information, see Note 7 (Debt) to the accompanying

Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments. None.

Item 1C. Cybersecurity.

Risk Management and Strategy. The cybersecurity program at Cars Commerce is part of our enterprise risk management program. At Cars Commerce, we believe cybersecurity risk management is of the utmost importance. As a result, Cars Commerce has implemented an information security management system (the "ISMS") designed to protect our infrastructure from potential threats and to allow us to assess, identify and manage material risks from cybersecurity threats as described in more detail below. The ISMS supports the security safeguards that are designed to protect the confidentiality, integrity, availability, and contractual compliance of the Cars.com Inc. (d/b/a Cars Commerce, Inc.) entities, which include Cars.com LLC, Accu-Trade, LLC, CreditIQ, LLC, DealerRater.com LLC and Dealer Inspire Inc. which is inclusive of the In-Market Video and NewCars brands. In addition, we engage with external resources to contribute to, and provide independent evaluation of, our existing cybersecurity practices. As a result, in 2023, Cars Commerce engaged an independent auditor to conduct an audit of the ISMS, and Cars Commerce completed the certification to meet International Organization for Standardization 27001 requirements for the above-stated entities. In October 2024, Cars successfully completed its ISO 27001 surveillance audit. In November 2023, Cars Commerce, through its subsidiary, completed the acquisition of D2C Media. During the due diligence, Cars Commerce completed an evaluation of its cybersecurity risk management process and plans to integrate D2C Media into the ISO 27001 certification process.

Protect. Our employees are the first line of defense against cybersecurity incidents. As such, employees receive annual security awareness training to understand the behaviors and technical requirements necessary to protect information. We also conduct annual phishing awareness exercises to educate employees to recognize and report suspicious activity. We also use a combination of tools and in-house technologies to protect Cars Commerce, our employees and our customers, including but not limited to using only SOC 2 compliant hosting providers, anti-malware software, intrusion prevention systems, network and web application firewalls, multi-factor authentication, encryption, and remote access via virtual private network ("VPN") software.

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

Respond and Manage. When detected, suspected cybersecurity threats are escalated to the Information Security Team (as described below) in various ways based on the nature of the cybersecurity incident, including but not limited to system engineer escalation, the Cars Commerce helpdesk and in-house and third-party security tools. Cars Commerce employees are also responsible for reporting any suspected cybersecurity or information security event that they observe or experience as soon as possible, by either contacting the Cars Commerce helpdesk, or the Information Security Team directly. The Information Security Team then creates a Security Incident Response Team ("SIRT") which, depending on the incident, is comprised of cybersecurity staff, Systems and Network Engineers, the Chief Technology Officer and the Chief Legal Officer, or other stakeholders as appropriate. The SIRT investigates and manages the impact of cybersecurity incidents in accordance with the security incident response procedures.

Report. Following the conclusion of a security investigation, the SIRT prepares a report for the Information Security Governance Committee, as appropriate. The report includes information about the incident, details about the response and includes recommendations to prevent similar security events from occurring in the future. Additionally, the Information Security Team provides the Audit Committee and the Board with regular updates on cybersecurity matters, including recent cybersecurity threats and incidents and ongoing efforts to prevent, detect and respond to internal and external cybersecurity threats.

As of the date of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, Cars Commerce, including our business strategy, results of operations or financial condition. However, there can be no assurance that our cybersecurity prevention and mitigation efforts have been or will continue to prevent possible cybersecurity threats or whether a cybersecurity threat could have a material adverse effect on our business strategy, results of operations or financial condition. See "Risks Related to Technology" in "Risk Factors" of this Report.

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

Governance. The Board of Directors provides strategic guidance regarding Cars Commerce’s overall risk oversight, including identification, management and mitigation of risk. The Board has delegated direct cybersecurity and information security risk oversight to the Audit Committee. Cars Commerce management provides the Audit Committee with regular updates at least quarterly regarding the effectiveness of Cars Commerce’s overall cybersecurity program and other cybersecurity related matters, which may include, Cars Commerce’s inherent cybersecurity risks, updates on recent cybersecurity threats and incidents, policies and practices, industry trends, regulatory developments, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external cybersecurity threats. The Chair of the Audit Committee informs the Board of the outcome of these meetings through updates presented to the Board at regularly scheduled Board meetings.

At the management level, our CEO provides general management, oversight and mitigation of Cars Commerce’s risk. Our Chief Technology Officer and Senior Vice President of Information Security manage Cars Commerce’s Information Security function. The Information Security Team is composed of skilled professionals with relevant information and cybersecurity education, certifications and experience. The Information Security Team coordinates with the Cars Commerce Information Security Governance Committee, comprised of senior business leaders who support Cars Commerce’s Information Security Management System based on their area of expertise. Cars Commerce’s Information Security Team, in conjunction with the Information Security Governance Committee, assesses and manages material risks from cybersecurity threats and provides management direction and support for information security. Working together the teams initiate and control the implementation and operation of information security within Cars Commerce.

Item 2. Properties. We do not own any material real property. Our principal executive offices are located in Chicago, Illinois. We also lease a production studio in Chicago, Illinois and administrative offices in Canada. We terminated our Naperville, Illinois office lease effective February 2024.

Item 3. Legal Proceedings. From time to time, the Company and its subsidiaries may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company does not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. We hereby incorporate by reference Note 10 (Commitments and Contingencies) to the Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol "CARS." Based on reports by our transfer agent for our common stock, as of February 20, 2025, there were 3,914 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock for each of the last five fiscal years ended December 31, 2024. The graph also shows the cumulative returns of Standard and Poor’s ("S&P") SmallCap 600 Index and Research Data Group’s ("RDG") Internet Composite Index, both of which we are a member. The comparison assumes $100 was invested on December 31, 2019 in our common stock and each index.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Cars.com Inc.
S&P SmallCap 600 Index
RDG Internet Composite

Purchases of Equity Securities by Issuer. Our share repurchase activity for the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1 through October 31, 2024	365,532	$15.85	365,532	$78,245
November 1 through November 30, 2024	257,566	18.38	257,566	73,511
December 1 through December 31, 2024	152,357	19.46	152,357	70,546
	775,455		775,455

(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or through privately negotiated transactions.
(2)
In February 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock that expires on February 21, 2025. In February 2025, our Board of Directors authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock that expires on February 24, 2028. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any dollar amount or particular amount of shares.
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

Recent Sales of Unregistered Securities. None.

Use of Proceeds from Registered Securities. None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in "Note About Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K.

References in this discussion and analysis to "we," "us," "our", "Cars Commerce" and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview. Cars Commerce is an audience-driven technology company empowering the automotive industry. We simplify everything about car buying and selling with powerful products, solutions and machine learning model-driven artificial intelligence technologies that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around four industry-leading brands: our flagship automotive marketplace and dealer reputation site Cars.com, award-winning digital retail technology and marketing services from Dealer Inspire and D2C Media, essential trade-in and appraisal technology from AccuTrade, and exclusive in-market media solutions from the Cars Commerce Media Network.

Overview of Results.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue	$719,152	$689,183	$653,876
Net income (1)	48,188	118,442	17,206

(1)
Net income for the year ended December 31, 2023 is primarily related to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 14 (Income Taxes) to the accompanying Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Key Operating Metrics. We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Annual information regarding Traffic, Average Monthly Unique Visitors ("UVs") and Monthly Average Revenue Per Dealer ("ARPD") is as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Year Ended December 31,
	2024	2023	% Change
Average Monthly Unique Visitors	25,517	26,421	(3)%
Traffic	627,556	614,798	2%
Monthly Average Revenue Per Dealer - Annual	$2,483	$2,486	(0)%

Quarterly information regarding our Dealer Customers and ARPD is as follows:

	December 31, 2024	December 31, 2023	YoY % Change	September 30, 2024	QoQ % Change
Dealer Customers	19,206	19,504	(2)%	19,255	(0)%
Monthly Average Revenue Per Dealer - Quarterly	$2,475	$2,523	(2)%	$2,478	(0)%

UVs and Traffic. UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement consumers have with our platform. Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national customers and a primary reason they do business with us. We believe we have achieved audience scale as measured by UVs and Traffic. Traffic is driven by a combination of UVs visiting our properties and repeat visitation and engagement. We monetize impressions, clicks and other connections that result from traffic to our site via our products and services.

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars.com property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to Cars.com desktop and mobile properties (responsive sites and mobile apps). We measured UVs and Traffic via Adobe Analytics through the year ended December 31, 2023. As of January 1, 2024, we began to measure UVs and Traffic via RudderStack, which we believe better aligns to our product and technology platform and provides improved visibility into our UVs and Traffic. Prior period UVs and Traffic information has not been recast, as it is impracticable to do so. These metrics do not include traffic to Dealer Inspire or D2C Media websites.

UVs decreased 3% year-over-year for the year ended December 31, 2024, primarily driven by normalizing demand from consumers due to increased vehicle inventory levels, continued elevated prices and higher interest rates, partially offset by shifts in our marketing mix. Additionally, UVs for the year ended December 31, 2023 benefited from Q1 2023 being our highest quarter ever for UVs.

Traffic increased 2% year-over-year for the year ended December 31, 2024, primarily driven by the shift to RudderStack, higher repeat visitation and optimization of our user acquisition strategy, partially offset by shifts in our marketing mix.

ARPD. We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services, during the period divided by the monthly average number of Dealer Customers during the same period. Beginning December 31, 2023, this key operating metric includes D2C Media.

ARPD for the annual period of 2024 remained flat compared to the annual period 2023.

For the three months ended December 31, 2024, ARPD decreased 2% compared to the three months ended December 31, 2023, primarily due to the impact of one additional month of D2C Media. For the three months ended December 31, 2024, ARPD remained flat compared to the three months ended September 30, 2024.

Dealer Customers. Dealer Customers represent dealerships subscribed to our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Beginning December 31, 2023, this key operating metric includes D2C Media.

Dealer Customers decreased 2% from December 31, 2023, primarily due to normalizing dealer profitability given increased inventory, which we believe to be influenced by higher flooring expense for our dealer customers.

Dealer Customers remained flat from September 30, 2024.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, global supply chain and information systems disruptions, semiconductor and raw material shortages, vehicle acquisition cost, vehicle retail prices, the rate of electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors including the political environment, inflationary pressures, tariffs and prevailing interest rates. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in technology solutions and automotive marketplaces like Cars.com and could impact our pricing strategies and/or revenue mix.

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

Results of Operations.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Dealer	$640,722	$621,661	$19,061	3%
OEM and National	65,894	55,904	9,990	18%
Other	12,536	11,618	918	8%
Total revenue	719,152	689,183	29,969	4%
Operating expenses:
Cost of revenue and operations	124,332	122,205	2,127	2%
Product and technology	113,931	99,584	14,347	14%
Marketing and sales	231,502	235,471	(3,969)	(2)%
General and administrative	88,707	76,807	11,900	15%
Depreciation and amortization	107,182	101,000	6,182	6%
Total operating expenses	665,654	635,067	30,587	5%
Operating income	53,498	54,116	(618)	(1)%
Nonoperating expense:
Interest expense, net	(32,197)	(32,425)	228	(1)%
Other income (expense), net	40,562	(3,586)	44,148	***
Total nonoperating income (expense), net	8,365	(36,011)	44,376	***
Income before income taxes	61,863	18,105	43,758	***
Income tax expense (benefit)	13,675	(100,337)	114,012	***
Net income	$48,188	$118,442	$(70,254)	(59)%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions and AccuTrade, and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% and 90% of total revenue for the years ended December 31, 2024 and 2023, respectively. Dealer revenue increased $19.1 million or 3%, primarily driven by the incremental revenue related to the acquisition of the D2C Media business and growth in digital experience revenue, including our website creation and hosting.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% and 8% of total revenue for the years ended December 31, 2024 and 2023, respectively. OEM and National revenue increased $10.0 million or 18%, primarily due to increased OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represented 2% of total revenue for each of the years ended December 31, 2024 and 2023. Other revenue increased $0.9 million or 8%, primarily due to the incremental revenue related to the acquisition of the D2C Media business, partially offset by the first quarter 2023 expiration of a license agreement entered into as part of the AccuTrade acquisition.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% and 18% of total revenue for the years ended December 31, 2024 and 2023, respectively. Cost of revenue and operations increased $2.1 million or 2%, but decreased as a percentage of revenue. The change is primarily due to the incremental costs related to the acquisition of the D2C Media business.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represented 16% and 14% of total revenue for the years ended December 31, 2024 and 2023, respectively. Product and technology expense increased $14.3 million or 14%, primarily due to higher compensation, including stock-based compensation and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 32% and 34% of total revenue for the years ended December 31, 2024 and 2023, respectively. Marketing and sales expense decreased $4.0 million or 2%, primarily due to changes in our marketing investment and mix, partially offset by incremental costs related to the acquisition of the D2C Media business.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represented 12% and 11% of total revenue for the years ended December 31, 2024 and 2023, respectively. General and administrative expense increased $11.9 million or 15%, the majority of which is due to incremental costs related to the acquisition of the D2C Media business, including compensation expense of $10.8 million related to the D2C Media earnout. Additionally, the change is impacted by higher compensation, including stock-based compensation. For information related to the D2C Media earnout, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense increased $6.2 million or 6%, primarily due to depreciation and amortization on additional assets acquired and the amortization of intangible assets related to the D2C Media Acquisition, partially offset by certain assets being fully depreciated and amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net was essentially flat compared to the prior-year period. For information related to our debt, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other income (expense), net. Other income (expense), net changed primarily due to the change in the fair value of contingent consideration associated with the AccuTrade and CreditIQ acquisitions and the $10.8 million gain on the sale of our RepairPal, Inc. ("RepairPal") equity investment. For more information related to contingent consideration, see the Liquidity and Capital Resources section below, and Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. For more information on the sale of our RepairPal equity investment, see Note 2 (Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Income tax expense (benefit). The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the impact of state income taxes, net of federal income tax expense, nondeductible transaction expenses and nondeductible executive compensation, partially offset by tax credits and the release of the remaining portion of our valuation allowance. The prior period income tax benefit was primarily due to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The comparison of the 2023 results with 2022 can be found under the heading "Year Ended December 31, 2023 Compared to Year Ended December 31, 2022" in "Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2023 Form 10-K, which comparison is incorporated by reference herein.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of December 31, 2024, Cash and cash equivalents were $50.7 million and including our undrawn Revolving Loan, our total liquidity was $340.7 million.

Indebtedness. As of December 31, 2024, the outstanding aggregate principal amount of our indebtedness was $460.0 million, at an average interest rate of 6.4%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $60.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.5%.

On May 6, 2024, we amended and extended our existing Credit Agreement (the "Fifth Amendment") which resulted in a new $350.0 million Revolving Loan due in 2029. Upon closing, we borrowed $80.0 million under the new Revolving Loan to repay the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million in aggregate principal amount of existing Revolving Loan balances.

During the year ended December 31, 2024, we made $10.0 million in mandatory Term Loan payments and repaid $20.0 million on our Revolving Loan. As of December 31, 2024, $290.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.04x and 6.5x, respectively, as of December 31, 2024. For further information, see Note 7 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Share Repurchase Program. On February 21, 2022, our Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock. During the year ended December 31, 2024, we repurchased and subsequently retired 2.8 million shares for $49.2 million at an average price per share of $17.72. The share repurchase authorization expired on February 21, 2025. As a result, on February 24, 2025, our Board of Directors authorized a new three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations.

Contingent Consideration and Earnout. The fair value as of December 31, 2024 for the contingent consideration related to the CreditIQ and AccuTrade acquisitions was $0.5 million.

Within the next twelve months, we expect to pay $10.9 million of potential contingent consideration and D2C Media earnout discussed below. During the year ended December 31, 2024, we paid $30.4 million related to contingent consideration and earnout, which reduced the corresponding liability. The contingent consideration and earnout consists of the following:

•
The contingent consideration associated with the CreditIQ acquisition was based on two achievement objectives, including an earnings-related metric and lender market share. The actual amount to be paid was based on the future performance of the acquired business attained over a three-year performance period through December 2024.
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
•
As part of the D2C Media Acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business' future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. We may expense up to CAD$15.0 million (approximately US$10.4 million as of December 31, 2024) associated with the remaining portion of the earnout for the year ending December 31, 2025.

For information related to the contingent consideration and earnout, see Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Lease Amendment. In May 2016, we entered into a lease of office space in Chicago, Illinois. In November 2024, we amended the lease, which resulted in a reduction of our office space by 67%, extension of the lease term from June 2031 to June 2036 for the remaining portion, and paid a termination penalty of $10.5 million. The December 31, 2024 Consolidated Financial Statements and related notes to the Consolidated Financial Statements reflect the impact of the amendment and the related termination penalty. In 2025, as a result of the amendment, we expect a $5.3 million decrease in lease related costs, primarily driven by an abatement of variable lease costs, as well as operating lease costs amortized over an extended lease term. We also expect to see significant savings over the original lease term ending in 2031. For more information, see Note 9 (Leases) in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$152,524	$136,720	$15,804
Investing activities	(24,597)	(97,050)	72,453
Financing activities	(115,958)	(31,748)	(84,210)
Effect of exchange rate changes on Cash and cash equivalents	(494)	(439)	(55)
Net change in Cash and cash equivalents	$11,475	$7,483	$3,992

Operating Activities. Cash provided by operating activities for the year ended December 31, 2024 increased due to Net income after non-cash adjustments, partially offset by changes in working capital compared to the year ended December 31, 2023.

Investing Activities. The decrease in cash used in investing activities was primarily related to the impact of the D2C Media Acquisition in the prior year, partially offset by increases in capitalization of internally developed software and purchases of property and equipment.

Financing Activities. During the year ended December 31, 2024, cash used in financing activities was primarily related to repurchases of common stock, debt repayments, payments of contingent consideration and tax payments made in connection with the vesting of certain equity awards. During the year ended December 31, 2023, cash used in financing activities was primarily related to debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards, offset by proceeds from Revolving Loan borrowings related to the D2C Media Acquisition. For information related to our debt, repurchases of common stock and contingent consideration, see Note 4 (Fair Value Measurements), Note 7 (Debt) and Note 11 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2024, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt (1)	$460,000	$—	$—	$—	$400,000	$60,000	$—
Interest on debt (2)	119,078	29,428	29,428	29,428	29,417	1,377	—
Operating leases	27,260	5,257	3,527	2,033	2,085	1,993	12,365
Other obligations (3)	30,367	26,514	3,853	—	—	—	—
Total	$636,705	$61,199	$36,808	$31,461	$431,502	$63,370	$12,365
(1)
Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the non-cash amortization of debt issuance and other costs related to indebtedness.
(2)
Interest payments for variable rate debt were calculated using interest rates as of December 31, 2024.
(3)
Other obligations represent commitments under certain vendors and other contracts. Excluded from the above table is the contingent consideration related to the CreditIQ and AccuTrade acquisitions and the earnout related to the D2C Media Acquisition as the amounts and timing are uncertain with the exception of the portion for D2C Media that was earned as of December 31, 2024. For more information related to the earnout and contingent consideration, see Note 3 (Business Combinations) and Note 4 (Fair Value Measurements) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 10 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Subsequent Events.

DealerClub Acquisition. In January 2025, we acquired all of the outstanding stock of DealerClub, Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform that facilitates transparent and efficient transactions between automotive dealers.

Cash consideration for the transaction was approximately $25.3 million at closing paid with cash on hand. There is also the potential for additional performance-based consideration of up to $88.0 million through 2028, which may be paid in cash or stock. The amount to be paid will be based on achievement of certain financial thresholds.

Share Repurchase Program. In February 2025, our Board of Directors authorized a share repurchase program to acquire up to $250.0 million of our common stock over a three-year period. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations

Critical Accounting Policies and Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments.

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
•
Cars Commerce Media Network. The Cars Commerce Media Network unifies our media products, including In-Market Display, Cars Social, In-Market Video and VIN Performance Media.
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

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including In-Market Display and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. Revenue related to OEM and National customers are primarily transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We recognize revenue related to these services at the point in time the service is provided. In-Market Display products revenue sold to OEMs and national customers is recorded in OEM and National revenue in the Consolidated Statements of Income.

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

Business Combinations.

Intangible Assets. Intangible assets are recorded at their estimated fair value at the date of acquisition. The fair values assigned to the intangible assets acquired were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the multi-period excess earnings and the relief of royalty methods. These preliminary fair values are subject to change within the one-year measurement period. We amortize intangible assets over their estimated useful lives on a straight-line basis. Amortization is recorded over the relevant estimated useful lives ranging from two to 14 years.

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

We review and re-assess the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. We measure contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value is measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective and timing. The fair value measurement includes the following significant inputs: volatility and projected financial information. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings within Other expense, net on the Consolidated Statements of Income.

Income Taxes. We account for income taxes according to the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying value and tax basis of assets and liabilities, as measured by current enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in the Consolidated Statements of Income in the period that includes the enactment date of the change. We assess the recoverability of our deferred tax assets on a quarterly basis, considering all positive and negative evidence. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated Balance Sheets. See Note 14 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Recent Accounting Standards. For information related to recent accounting pronouncements, see Note 2 (Significant Accounting Policies) to the Consolidated Financial Statements included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Market risk represents the risk of loss that may affect our financial position due to adverse changes in financial market prices and rates. We are exposed to market risks related to changes in interest rates and foreign currency exchange risk.

Interest Rate Risk. The interest rate on borrowings under our Revolving Credit Facility is floating and, therefore, subject to fluctuations. As of December 31, 2024, the outstanding aggregate principal amount of our indebtedness was $460.0 million, at a weighted average interest rate of 6.4%, including $400.0 million of outstanding principal under the bonds, which carries a fixed interest rate of 6.375% and $60.0 million of outstanding principal under the Revolving Loan which carried an interest rate of 6.5% at December 31, 2024.

Foreign Currency Exchange Risk. Historically, we have not faced any significant foreign currency risk as our operations and sales have been primarily in the United States. However, with the acquisition of D2C Media in November 2023, we have expanded our presence in Canada and therefore our risk related to changes in exchange rates between the U.S. dollar and Canadian dollar. D2C Media primarily bills its customers and incurs expenses in Canadian dollars. We also have intercompany debt between U.S. and Canadian entities that is subject to exchange rate fluctuations and will result in foreign exchange gains or losses depending on the currency movement during the respective time period. The effect of foreign currency exchange rate fluctuations during 2023 and 2024 is immaterial. As we continue to grow our Canadian operations, we expect to continue to be exposed to foreign exchange rate risk. We may determine to take certain foreign exchange rate risk management measures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2024 and 2023, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Chicago, Illinois

February 27, 2025

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$50,673	$39,198
Accounts receivable, net	133,741	125,373
Prepaid expenses	13,782	12,553
Other current assets	16,134	1,314
Total current assets	214,330	178,438
Property and equipment, net	40,704	43,853
Goodwill	143,279	147,058
Intangible assets, net	585,690	669,167
Deferred tax assets, net	100,530	112,953
Investments and other assets, net	27,332	20,980
Total assets	$1,111,865	$1,172,449
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$33,498	$22,259
Accrued compensation	36,295	31,669
Current portion of long-term debt, net	—	23,129
Other accrued liabilities	47,092	68,691
Total current liabilities	116,885	145,748
Noncurrent liabilities:
Long-term debt, net	455,288	460,119
Deferred tax liabilities, net	6,773	8,757
Other noncurrent liabilities	21,434	65,717
Total noncurrent liabilities	483,495	534,593
Total liabilities	600,380	680,341
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 64,391 and 65,929 shares issued and outstanding as of December 31, 2024 and 2023, respectively	643	659
Additional paid-in capital	1,473,986	1,500,232
Accumulated deficit	(961,546)	(1,009,734)
Accumulated other comprehensive (loss) income	(1,598)	951
Total stockholders' equity	511,485	492,108
Total liabilities and stockholders' equity	$1,111,865	$1,172,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Dealer	$640,722	$621,661	$579,222
OEM and National	65,894	55,904	58,557
Other	12,536	11,618	16,097
Total revenue	719,152	689,183	653,876
Operating expenses:
Cost of revenue and operations	124,332	122,205	114,959
Product and technology	113,931	99,584	89,015
Marketing and sales	231,502	235,471	221,879
General and administrative	88,707	76,807	67,593
Depreciation and amortization	107,182	101,000	94,394
Total operating expenses	665,654	635,067	587,840
Operating income	53,498	54,116	66,036
Nonoperating expenses:
Interest expense, net	(32,197)	(32,425)	(35,320)
Other income (expense), net	40,562	(3,586)	(8,140)
Total nonoperating income (expense), net	8,365	(36,011)	(43,460)
Income before income taxes	61,863	18,105	22,576
Income tax expense (benefit)	13,675	(100,337)	5,370
Net income	$48,188	$118,442	$17,206
Weighted-average common shares outstanding:
Basic	66,006	66,742	68,215
Diluted	67,387	68,227	69,649
Earnings per share:
Basic	$0.73	$1.77	$0.25
Diluted	0.72	1.74	0.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$48,188	$118,442	$17,206
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,549)	951	—
Reclassification of Accumulated other comprehensive loss on interest rate swap into Net income	—	—	2,002
Total other comprehensive (loss) income, net of tax	(2,549)	951	2,002
Comprehensive income	$45,639	$119,393	$19,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity
Balance at December 31, 2021	—	$—	69,170	$692	$1,544,712	$(1,145,382)	$(2,002)	$398,020
Net income	—	—	—	—	—	17,206	—	17,206
Other comprehensive income, net of tax	—	—	—	—	—	—	2,002	2,002
Repurchases of common stock	—	—	(4,168)	(41)	(48,941)	—	—	(48,982)
Shares issued in connection with stock-based compensation plans, net	—	—	1,285	11	(6,267)	—	—	(6,256)
Stock-based compensation	—	—	—	—	22,440	—	—	22,440
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	118,442	—	118,442
Other comprehensive income, net of tax	—	—	—	—	—	—	951	951
Repurchases of common stock	—	—	(1,698)	(17)	(31,276)	—	—	(31,293)
Shares issued in connection with stock-based compensation plans, net	—	—	1,340	14	(9,219)	—	—	(9,205)
Stock-based compensation	—	—	—	—	28,783	—	—	28,783
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	48,188	—	48,188
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,549)	(2,549)
Repurchases of common stock	—	—	(2,775)	(27)	(49,546)	—	—	(49,573)
Shares issued in connection with stock-based compensation plans, net	—	—	1,237	11	(7,486)	—	—	(7,475)
Stock-based compensation	—	—	—	—	30,786	—	—	30,786
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$48,188	$118,442	$17,206
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	26,677	22,331	16,380
Amortization of intangible assets	80,505	78,669	78,014
Changes in fair value of contingent consideration	(33,473)	5,537	8,130
Stock-based compensation	30,553	28,491	22,342
Deferred income taxes	11,894	(114,498)	1,283
Provision for doubtful accounts	3,389	2,986	1,888
Amortization of debt issuance costs	2,249	3,042	3,235
Unrealized loss (gain) on foreign currency denominated transactions	3,697	(2,072)	—
Gain on sale of equity investment	(10,846)	—	—
Amortization of deferred revenue related to AccuTrade Acquisition	—	(883)	(4,417)
Amortization of Accumulated other comprehensive loss on interest rate swap	—	—	2,362
Other, net	662	1,026	1,202
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,321)	(15,567)	(9,337)
Prepaid expenses and other assets	(5,390)	(5,101)	(423)
Accounts payable	11,104	3,722	2,611
Accrued compensation	5,313	11,638	(4,296)
Other liabilities	(9,677)	(1,043)	(7,669)
Net cash provided by operating activities	152,524	136,720	128,511
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(216)	(76,168)	(64,663)
Capitalization of internally developed technology	(21,381)	(19,602)	(17,886)
Purchase of property and equipment	(3,000)	(1,280)	(1,828)
Net cash used in investing activities	(24,597)	(97,050)	(84,377)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	45,000	45,000
Payments of Revolving Loan borrowings and long-term debt	(30,000)	(36,250)	(41,250)
Payments for stock-based compensation plans, net	(7,475)	(9,205)	(6,256)
Repurchases of common stock	(49,179)	(31,293)	(48,982)
Payments of contingent consideration	(27,435)	—	—
Payments of debt issuance costs and other fees	(1,869)	—	—
Net cash used in financing activities	(115,958)	(31,748)	(51,488)
Effect of exchange rate changes on Cash and cash equivalents	(494)	(439)	—
Net increase (decrease) in Cash and cash equivalents	11,475	7,483	(7,354)
Cash and cash equivalents at beginning of period	39,198	31,715	39,069
Cash and cash equivalents at end of period	$50,673	$39,198	$31,715
Supplemental cash flow information:
Cash paid for income taxes	$6,487	$17,636	$545
Cash paid for interest and swap	32,525	30,416	33,370

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

Note 2. Significant Accounting Policies

Basis of Presentation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of Cars Commerce and its 100% owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications were not material to the previously reported Consolidated Financial Statements.

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
•
Cars Commerce Media Network. The Cars Commerce Media Network unifies our media products, including In-Market Display, Cars Social, In-Market Video and VIN Performance Media.
o
Add-on Marketplace and Digital Experience products include premium advertising products that can be uniquely tailored to an individual dealer customer’s current needs. Substantially all of the Company's add-on products are not sold separately from the subscription packages as the customer cannot benefit from add-on products on their own.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including In-Market Display and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. Revenue related to OEM and National customers are primarily transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company recognizes revenue related to these services at the point in time the service is provided. In-Market Display products revenue sold to OEMs and national customers is recorded in OEM and National revenue in the Consolidated Statements of Income.

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

As of December 31, 2024, the Company's rollforward of the allowance for doubtful accounts is as follows (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2024	$2,473	$3,389	$(4,306)	$899	$2,455
2023	1,890	2,986	(3,056)	653	2,473

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly rated financial institutions.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net income. The Company utilizes the measurement alternative for equity investments without readily determinable fair values and revalues these investments upon the occurrence of an observable price change for similar investments. On at least an annual basis, the Company assesses its investments to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and as applicable, may be indicative of impairment. The RepairPal, Inc. ("RepairPal") equity investment recorded within Investments and other assets, net on the Consolidated Balance Sheets was zero as of December 31, 2023.

During the year ended December 31, 2024, the Company sold its RepairPal equity investment for $9.5 million in closing proceeds and up to $2.7 million of additional proceeds to be received, subject to the satisfaction of certain conditions. The related cash proceeds for the sale were not yet received as of December 31, 2024, and was therefore recorded as a non-cash transaction. As a result, the Company recorded the fair value of its expected proceeds as a gain of $10.8 million recorded in Other income (expense), net in the Consolidated Income Statements and Gain on sale of equity investment in the Consolidated Statements of Cash Flows. As of December 31, 2024, the Company recorded $9.5 million and $1.3 million in Other current assets and Investments and other assets, net, respectively, in the

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheets, of which the $9.5 million was received in January 2025. Changes will be recognized in Other income (expense), net.

Property and Equipment, net. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2024	2023	Estimated Useful Life
Computer software	$108,805	$98,139	18 months - 5 years
Computer hardware	12,995	12,050	3 - 5 years
Leasehold improvements	17,398	17,568	Lesser of useful life or lease term
Furniture and fixtures	4,601	3,857	5 - 10 years
Property and equipment, gross	143,799	131,614
Less: Accumulated depreciation	(103,095)	(87,761)
Property and equipment, net	$40,704	$43,853

Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of fixed assets is included in General and administrative expense on the Consolidated Statements of Income.

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs, excluding cloud computing arrangements, for the years ended December 31, 2024, 2023 and 2022 were $21.8 million, $20.0 million and $18.1 million, respectively. Capitalized costs, excluding those for cloud computing arrangements, are included in Property and equipment, net on the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Cloud Computing Arrangements, net. The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. Any amortization is recorded in the same manner on the Consolidated Statements of Income as the expense associated with the underlying host arrangement. Capitalized cloud computing arrangements are amortized on a straight-line basis over an estimated useful life of five years. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $1.2 million and $0.6 million. Cost and accumulated amortization is as follows (in thousands):

	December 31,
	2024	2023
Cloud computing arrangements, gross	$11,681	$9,970
Less: Accumulated amortization	(3,177)	(2,121)
Cloud computing arrangements, net	$8,504	$7,849

These capitalized costs as of December 31, 2024 were $2.3 million and $6.2 million in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively. These capitalized costs as of December 31, 2023 were $1.3 million and $6.5 million in Prepaid expenses and Investments and other assets, net on the Consolidated Balance Sheets, respectively.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

If a quantitative test is performed, the Company estimates the fair value of the reporting unit with an income approach using a discounted cash flow ("DCF") analysis and the Company also considers a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

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

The Company’s indefinite-lived intangible asset relates to the Cars.com trade name. Intangible assets with indefinite lives are tested for impairment annually, or more often if circumstances dictate, and written down to fair value as required. Similar factors to goodwill are considered in this evaluation. The estimates of fair value are determined using the "relief from royalty" methodology, which is a variation of the income approach. The discount rate assumption is based on an assessment of the risk inherent in the projected future cash flows generated by the trade name intangible asset.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•
Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable

The Company’s financial instruments include the contingent consideration related to the Company's acquisitions which is recorded at fair value. Financial instruments also include accounts receivable, other receivables, accounts payable and other liabilities. The carrying values of these instruments approximate their fair values.

The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of December 31, 2024 and December 31, 2023 were as follows (in millions):

	December 31, 2024	December 31, 2023
Fair Value	$456.6	$470.9
Carrying Value	460.0	490.0

The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 in the fair value hierarchy. The fair value measurement has one significant input of projected financial information.

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

The Company reviews and reassesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value measurement has one significant input of projected financial information. Significant increases or decreases to the projected financial information could result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings within Other expense, net on the Consolidated Statements of Income.

Foreign Currency Translation. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All balances of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period‑end rates; (ii) income statement accounts at average exchange rates for the period; and (iii) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from consolidated Net income and are recognized within Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in Other income (expense), net in the Consolidated Statements of Income. Monetary assets and liabilities that are in a currency other than the Company's functional currency are translated to the functional currency at period-end, with changes in such amounts being reported as a component of Other income (expense), net in the Consolidated Statements of Income.

Income Taxes. Income taxes are presented on the Consolidated Financial Statements using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax basis, as well as from operating loss and tax credit carryforwards. Deferred income taxes reflect expected future tax benefits (i.e. assets) and future tax costs (i.e. liabilities). The Company measures deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. Valuation allowances are established if, based upon the

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

weight of available evidence, management determines it is "more likely than not" that some portion or all of the deferred tax asset will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Income tax expense (benefit) in the Consolidated Statements of Income. For further information, see Note 14 (Income Taxes).

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. For further information, see Note 12 (Stock-Based Compensation).

Advertising Costs. Advertising costs are expensed as they are incurred and included in Marketing and sales in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $105.3 million, $107.8 million and $107.1 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, compensation costs for the product fulfillment and customer service teams and pay per lead products.

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on their date of hire and are allowed to make tax-deferred contributions up to 90% of annual compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are immediately fully vested. The Company’s contributions to its defined contribution plans for the years ended December 31, 2024, 2023 and 2022 were $6.4 million, $6.3 million and $5.5 million, respectively.

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

Recently Adopted Accounting Standards. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. This amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-07 retrospectively effective December 31, 2024. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition or results of operations. For more information, see Note 15 (Segment Information).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

As part of the D2C Media Acquisition, the Company may be required to pay a cumulative cash earnout of up to an additional CAD$34.1 million (approximately US$23.8 million as of December 31, 2024), of which CAD $15.0 million (approximately US$10.8 million) and CAD$4.1 million (approximately US$3.0 million) was expensed during the years ending December 31, 2024 and 2023, respectively. The payment is not included in the total purchase consideration and is deemed compensation expense, as the potential cash compensation is to former equity holders who became employees and will be forfeited if employment is terminated prior to the end of the earnout period. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. The Company may expense up to CAD$15.0 million (approximately US$10.4 million as of December 31, 2024) associated with the remaining portion of the earnout for the year ending December 31, 2025.

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

Acquisition-date Fair Value
Total purchase consideration (1)	$80,056

Cash and cash equivalents	$3,673
Accounts receivable	4,640
Other assets acquired (2)	1,378
Identified intangible assets (3)	38,967
Total assets acquired	48,658
Accounts payable and accrued liabilities	(1,698)
Other liabilities assumed (1) (4)	(628)
Deferred tax liabilities, net (1)	(8,230)
Total liabilities assumed	(10,556)
Net identifiable assets	38,102
Goodwill (1)	41,954
Total purchase consideration	$80,056

(1)
During the year ended December 31, 2024, the Company recorded a $0.3 million purchase accounting adjustment, $0.2 million of which is reflected in Payments for acquisitions, net of cash acquired in the Consolidated Statements of Cash Flows.
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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

The D2C Media Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2022.

AccuTrade Acquisition. On March 1, 2022, the Company acquired certain of the assets and assumed certain liabilities of Accu-Trade, LLC; Accu-Trade Canada, LLC; Galves Market Data; and Headstart Logistics, LLC d/b/a/ MADE Logistics (collectively, "AccuTrade"), which provides dealers with VIN-specific vehicle valuation and appraisal data, instant offer capabilities and logistics technology (the "AccuTrade Acquisition"). The Company expensed as incurred total acquisition costs of $2.0 million, of which $1.0 million were recorded during the year ended December 31, 2022. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

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

(1)
In connection with the AccuTrade Acquisition, the Company entered into an agreement to provide one of the former owners with a one-year license to a certain product. The fair value of the license was determined to be $6.5 million, of which the Company received $1.2 million in cash upon the close of the AccuTrade Acquisition. The $5.3 million difference between the fair value of $6.5 million and the $1.2 million in cash was recorded as non-cash consideration and the $6.5 million license fee was recorded in Other accrued liabilities as a contract liability on the Consolidated Balance Sheets and was amortized into Other revenue on the Consolidated Statements of Income over the one-year contract term. The revenue related to the non-cash consideration of $0.9 million and $4.4 million for the years ended December 31, 2023 and 2022, respectively, is a non-cash reconciling item titled Amortization of deferred revenue related to AccuTrade Acquisition on the Consolidated Statements of Cash Flows.
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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

Note 4. Fair Value Measurements

The Company's liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

		Fair value measurement at reporting date
	As of December 31, 2024	Level 1	Level 2	Level 3
Contingent consideration	$500	$—	$—	$500
Total	$500	$—	$—	$500

		Fair value measurement at reporting date
	As of December 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$61,408	$—	$—	$61,408
Total	$61,408	$—	$—	$61,408

The rollforward of the Level 3 contingent consideration from December 31, 2023 is as follows (in thousands):

	As of December 31, 2023	Payment of Contingent Consideration	Fair Value Adjustment (1)	As of December 31, 2024
Contingent consideration	$61,408	$(27,435)	$(33,473)	$500

(1)
Fair value adjustments on contingent considerations are reflected within Other income (expense), net in the Consolidated Statements of Income.

The Company's contingent consideration obligations arise from acquisitions that involve a potential future payment of consideration that is contingent upon the achievement of certain financial or operational metrics. The contingent consideration is classified in the Consolidated Balance Sheets based on expected payment dates. As of December 31, 2024, $0.5 million was included within Other accrued liabilities in the Consolidated Balance Sheets. As of December 31, 2023, $25.8 million and $35.6 million were included within Other accrued liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets. For information related to the AccuTrade contingent consideration agreement, see Note 3 (Business Combinations). The Company expects to make the remaining payments on the contingent consideration in 2025.

Note 5. Revenue

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Dealer	$640,722	$621,661	$579,222
OEM and National	65,894	55,904	58,557
Other	12,536	11,618	16,097
Total revenue	$719,152	$689,183	$653,876

Note 6. Goodwill and Other Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Asset Summary. The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2022	$102,856	$390,020
Additions (1)	42,254	—
Foreign currency translation adjustment	1,948	—
December 31, 2023	$147,058	$390,020
Foreign currency translation adjustment	(3,479)	—
Other adjustments (1)	(300)	—
December 31, 2024	$143,279	$390,020

(1)
In connection with the D2C Media Acquisition, the Company recorded goodwill in the amount of $42.0 million. The D2C Media Acquisition related goodwill was preliminary as of December 31, 2023, and was subject to an immaterial purchase accounting adjustment in 2024. For more information on the acquisitions, see Note 3 (Business Combinations).

Goodwill and Indefinite-Lived Intangible Asset Impairment Test. The Company performed impairment tests for goodwill and the indefinite-lived intangible asset. The Company performed a qualitative assessment that considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specific facts and circumstances. After performing this assessment, the Company concluded there were no indicators of impairment and therefore, the Company did not perform a quantitative test and did not record an impairment to goodwill or the indefinite-lived intangible asset during any of the three years ending December 31, 2024, 2023 and 2022.

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$857,733	$(687,163)	$170,570	$864,344	$(624,204)	$240,140
Acquired software	82,386	(63,102)	19,284	83,138	(54,990)	28,148
Other trade names	26,941	(21,125)	5,816	27,001	(16,142)	10,859
Content library	2,100	(2,100)	—	2,100	(2,100)	—
Total	$969,160	$(773,490)	$195,670	$976,583	$(697,436)	$279,147

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2025	$62,215
2026	40,806
2027	34,550
2028	28,372
2029	13,698
Thereafter	16,029
Total	$195,670

Note 7. Debt

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

Revolving Loan. As of December 31, 2024, $290.0 million was available to borrow under the Revolving Loan, and the Company had $60.0 million of outstanding borrowings. The Company made $20.0 million in cash payments on the Revolving Loan during the year ended December 31, 2024. There were no cash drawdowns during the period. The interest rate in effect as of December 31, 2024 was 6.5%. The Company’s borrowings are limited by its Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, which were 0.04x and 6.5x, respectively, as of December 31, 2024 and calculated in accordance with the Company's Credit Agreement.

Term Loan. During the year ended December 31, 2024, the Company made $10.0 million in Term Loan payments. In connection with the Fifth Amendment in May 2024, the Company borrowed amounts under the new Revolving Loan to fully repay the remaining outstanding principal amount under the Term Loan in a non-cash transaction.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Debt Issuance Costs. Debt issuance costs related to the various amendments and issuances were $7.7 million and $8.1 million as of December 31, 2024 and 2023, respectively. Depending on the nature of the debt issuance costs and the underlying debt to which it relates, they are recorded as either a reduction of debt and accreted using the effective interest method or as a deferred asset and accreted using the straight-line method with the amortization recorded in Interest expense, net on the Consolidated Statements of Income.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the debt agreements are guaranteed by the Company and its subsidiary guarantors. The Guarantors secured their respective obligations under the debt agreements by granting liens in favor of the agent on substantially all of their assets. The terms of the debt agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. As of December 31, 2024, the Company is in compliance with the covenants under its debt agreements.

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. As of December 31,

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

2024, the Company’s contractual payments under then-outstanding long-term debt agreements in each of the next five calendar years and thereafter are as follows (in thousands):

2025	$—
2026	—
2027	—
2028	400,000
2029	60,000
Thereafter	—
Total	$460,000

Note 8. Interest Rate Swap

The interest rate on borrowings under the Company’s Term Loan is floating and, therefore, subject to fluctuations. In order to manage the risk associated with changes in interest rates on its borrowing under the initial Term Loan, the Company entered into an interest rate swap (the "Swap") effective December 31, 2018. The Swap expired on May 31, 2022 and, as such, is no longer recorded on the Consolidated Balance Sheets. During the year ended December 31, 2022, $2.4 million was reclassified from Accumulated other comprehensive (loss) income and recorded in Interest expense, net, respectively. During the year ended December 31, 2022, the Company made payments of $3.3 million related to the Swap. During the year ended December 31, 2022, $0.4 million was reclassified as a tax benefit from Accumulated other comprehensive (loss) income into Income tax expense (benefit) on the Consolidated Statements of Income.

Note 9. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. In May 2016, the Company entered into a lease of office space in Chicago, Illinois. In November 2024, the Company amended the lease, which resulted in a reduction of its office space by 67%, extension of the lease term from June 2031 to June 2036 for the remaining portion, and paid a termination penalty of $10.5 million. This was accounted for as a lease modification. Monthly rental payments under the lease escalate by 2.5% each year through June 2031, then by 1.5% each year through the remainder of the lease. As a result of this lease modification, and the commencement of a separate lease, the Company recognized $4.7 million of right of use assets obtained in exchange for lease obligations during the year ended December 31, 2024.

As of December 31, 2024, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, is as follows (in thousands):

2025	$5,257
2026	3,527
2027	2,033
2028	2,085
2029	1,993
Thereafter	12,365
Total minimum lease payments	27,260
Less: Imputed interest (1)	(6,630)
Present value of the minimum lease payments	20,630
Less: Current maturities of lease obligations	(4,085)
Long-term lease obligations	$16,545

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(1)
The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available from the Company’s lessors. Therefore, in order to discount lease payments to present value, the Company has estimated its incremental borrowing rate based on information available at the lease commencement, modification or acquisition date.

As of December 31, 2024 and 2023, the Company’s operating lease assets, included in Investments and other assets, net, were $16.8 million and $13.0 million, respectively, and operating lease liabilities were $20.6 million and $27.6 million, respectively, the current maturities of which is included in Other accrued liabilities and the long-term portion of which is included in Other noncurrent liabilities. The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received related to the lease in Chicago, Illinois.

Other information related to the Company’s operating leases for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands, except months and percentages):

	Year Ended December 31,
Income statement information:	2024	2023	2022
Operating lease cost	$2,986	$3,035	$2,993
Short-term lease cost	66	79	137
Variable lease cost	4,443	3,461	3,443
Total lease cost	$7,495	$6,575	$6,573

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$14,790	$3,672	$4,470
Weighted-average remaining lease term (in months)	130	89	101
Weighted-average discount rate as of December 31,	6.4%	7.5%	7.5%

(1) The year ended December 31, 2024 includes a termination penalty of $10.5 million related to the lease amendment.

Note 10. Commitments and Contingencies

From time to time, the Company and its subsidiaries may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company records a liability when it believes that it is both probable that a loss will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its commitments and contingencies that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount of liability, if any. It is not possible to predict the outcome of these proceedings or the range of reasonably possible loss. The Company does not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 11. Stockholders' Equity

In February 2022, the Company's Board of Directors authorized a three-year share repurchase program to acquire up to $200.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the year ended December 31, 2024, the Company repurchased and subsequently retired 2.8 million shares for $49.2 million at an average price paid per share of $17.72.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the "Omnibus Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18.0 million common shares may be issued under the Omnibus Plan. As of December 31, 2024, there were 2.8 million common shares available for future grants. The Company issues new shares of common stock for shares delivered under the Omnibus Plan. Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$30,553	$28,491	$22,342
Income tax benefit related to stock-based compensation expense	5,138	4,505	—

Stock-based compensation expense by financial statement line item on the Company’s Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue and operations	$871	$1,487	$955
Product and technology	10,684	8,814	6,647
Marketing and sales	5,381	5,740	4,921
General and administrative	13,617	12,450	9,819
Total	$30,553	$28,491	$22,342

For each of the years ended December 31, 2024 and 2023, $0.3 million of capitalized internally developed technology costs is excluded from stock-based compensation expense.

Information related to outstanding stock-based compensation awards as of December 31, 2024 for restricted share units ("RSUs"), performance share units ("PSUs"), stock options and the Cars Commerce Employee Stock Purchase Plan ("ESPP") is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$33,397	1.8
PSUs	6,939	2.3
Stock Options	137	0.2
ESPP	327	0.4
Total	$40,800

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the year ended December 31, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,725	$15.67
Granted	1,971	17.19
Vested and delivered	(1,589)	15.41
Forfeited	(470)	16.36
Outstanding as of December 31, 2024 (1)	3,637	$16.52

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

(1)
Includes 376 RSUs that were vested, but not yet delivered.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $16.72 and $14.21, respectively. The total grant-date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $24.5 million, $19.1 million and $16.9 million, respectively.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance related to certain revenue and adjusted earnings before interest, income taxes, depreciation and amortization, or cumulative adjusted net income per share targets over a two-year or three-year performance period. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the year ended December 31, 2024 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	512	$15.66
Granted	419	17.23
Vested and delivered	—	—
Forfeited	—	—
Outstanding as of December 31, 2024	931	$16.37

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the year ended December 31, 2024 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,067	$6.28	6.98	$9,096
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2024	1,067	6.28	5.98	7,346
Exercisable as of December 31, 2024	804	5.27	5.57	6,751

There were no stock options granted during the years ending December 31, 2024 and 2023. The fair value of the stock options granted during the year ended December 31, 2022 were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

2022
Risk-free interest rate	2.21%
Weighted-average volatility	65.22%
Dividend yield	0%
Expected years until exercise	6.5

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan ("ESPP"). Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase Cars Commerce common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of Cars Commerce at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2024, 1.7 million shares were available for issuance under the ESPP. The Company issued 0.2 million, 0.2 million and 0.2 million shares related to the ESPP and recorded $0.7 million, $0.8 million and $0.6 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 13. Earnings Per Share

Basic earnings per share is calculated by dividing Net income by the weighted-average number of shares of the Company's common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the AccuTrade Acquisition, the Company may pay up to $15.0 million of the contingent consideration in shares of the Company's common stock at a future date. Those potential shares have been excluded from the computations below because they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computation of Earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (1)	$48,188	$118,442	$17,206
Basic weighted-average common shares outstanding	66,006	66,742	68,215
Effect of dilutive stock-based compensation awards (2)	1,381	1,485	1,434
Diluted weighted-average common shares outstanding	67,387	68,227	69,649
Earnings per share, basic (1)	$0.73	$1.77	$0.25
Earnings per share, diluted (1)	0.72	1.74	0.25

(1)
During the year ended December 31, 2023 the Company released a significant portion of its valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 14 (Income Taxes).

(2)
There were 31, 290 and 2,033 potential common shares excluded from diluted weighted-average common shares outstanding for the years ended December 31, 2024, 2023 and 2022, respectively, as their inclusion would have had an anti-dilutive effect.

Note 14. Income Taxes

Selected Information Related to Income Taxes. Significant components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$71,659	$20,917	$22,533
Non-U.S.	(9,796)	(2,812)	43
Income before income taxes	$61,863	$18,105	$22,576

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$(609)	$11,603	$2,991
U.S. state and local	1,198	2,289	1,122
Non-U.S.	1,192	269	(26)
Total current income tax expense	1,781	14,161	4,087
Deferred:
U.S. federal	12,210	(95,298)	579
U.S. state and local	533	(19,034)	671
Non-U.S.	(849)	(166)	33
Total deferred income tax expense (benefit)	11,894	(114,498)	1,283
Income tax expense (benefit)	$13,675	$(100,337)	$5,370

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows (in thousands, except percentages):

	Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Income tax provision at statutory rate	$12,991	21.0%	$3,803	21.0%	$4,743	21.0%
State income taxes, net of federal income tax expense	2,182	3.5	148	0.8	1,122	5.0
Nondeductible transaction expenses	2,086	3.4	461	2.5	(2,608)	(11.6)
Nondeductible executive compensation	2,008	3.2	2,771	15.3	1,974	8.7
Uncertain tax positions	1,216	2.0	1,070	5.9	(4,042)	(17.9)
Stock-based compensation	(638)	(1.0)	(2,859)	(15.8)	(1,432)	(6.3)
Return to provision adjustments	(1,066)	(1.7)	(2,972)	(16.4)	4,627	20.5
Valuation allowance	(2,318)	(3.7)	(101,182)	(558.9)	1,194	5.3
Tax credits	(3,300)	(5.3)	(2,462)	(13.6)	(1,455)	(6.4)
Other, net	514	0.7	885	5.0	1,247	5.5
Income tax expense (benefit)	$13,675	22.1%	$(100,337)	(554.2)%	$5,370	23.8%

Deferred Tax Assets, Liabilities and Valuation Allowance. The Company has recorded deferred tax assets related to federal and state income tax net operating loss ("NOL") carryforwards of approximately $2.9 million and $2.4 million as of December 31, 2024 and 2023, respectively. These federal NOLs, and certain state NOLs, can be carried forward indefinitely.

The Company has also recorded deferred tax assets related to federal and state research and development ("R&D") tax credit carryforwards of $1.9 million and $1.2 million as of December 31, 2024 and 2023, respectively. The federal and state R&D tax credits generally may be carried forward 20 years and 5 years, respectively.

The Tax Cuts and Jobs Act enacted in December 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental expenditures be capitalized and amortized over five years (15 years for non-U.S. R&D expenditures) beginning in the Company’s 2022 fiscal year.

During 2023, the Company released a significant portion of the valuation allowance that had been previously recorded against its deferred tax assets. In connection with the sale of the Company’s RepairPal equity investment during 2024, the Company released its remaining portion of the valuation allowance. As a result, the Company has no valuation allowance recorded as of December 31, 2024. For more information on the sale, see Note 2 (Significant Accounting Policies).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax liabilities:
Indefinite lived intangibles	$(24,161)	$(14,203)
Property and equipment	(7,309)	—
Right of use assets	(4,227)	(3,274)
Other	(1,402)	—
Total deferred tax liabilities	$(37,099)	$(17,477)

Deferred income tax assets:
Goodwill	$55,947	$73,172
Capitalized research and development costs	28,677	24,818
Definite lived intangibles	15,204	2,596
Accrued compensation	11,961	12,006
Lease obligations	7,812	6,941
Interest expense limitation carryforward	6,442	—
NOL and tax credit carryforwards	4,813	3,603
Other	—	855
Total deferred tax assets	130,856	123,991
Less: Valuation allowance	—	(2,318)
Net deferred tax asset	$93,757	$104,196

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Investments and other assets, net	$100,530	$112,953
Other noncurrent liabilities	(6,773)	(8,757)
Net deferred tax asset	$93,757	$104,196

Uncertain Tax Positions. A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance as of January 1	$3,477	$2,553
Additions based on tax positions related to the current year	680	620
Additions for tax positions of prior years	408	304
Reductions for tax positions of prior years	(264)	—
Balance as of December 31	$4,301	$3,477

The Company believes it is reasonably possible that within the next twelve months the amount of the Company's uncertain tax positions may be decreased by an immaterial amount. The Company has recorded its best estimate of the potential exposure for these issues. As of December 31, 2024 and 2023, the Company had $4.3 million and $2.4 million, respectively, of uncertain tax positions that, if recognized, would affect the annual tax rate.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various state and local jurisdictions. The Company's tax returns are routinely audited by federal and state tax authorities and these tax audits are at various stages of completion at any given time. The Company’s tax returns open to examination by a federal or state taxing authority are for years beginning on or after January 1, 2018.

Note 15. Segment Information

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker (the "CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Cars Commerce Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company’s consolidated financial results. No asset information is provided to the CODM.

For the years ended December 31, 2024, 2023 and 2022, the Company had one operating and reportable segment. The Company's significant segment expenses are as follows:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Dealer	$640,722	$621,661	$579,222
OEM and National	65,894	55,904	58,557
Other	12,536	11,618	16,097
Total revenue	719,152	689,183	653,876
Operating expenses:
Employee expense (1)	237,943	227,047	204,080
Marketing and advertising	112,134	116,766	113,020
Direct costs	86,506	84,024	79,970
Hardware, software and supplies	30,949	26,002	23,605
Stock-based compensation	30,553	28,491	22,342
Depreciation and amortization	107,182	101,000	94,394
Other (2)	60,387	51,737	50,429
Total operating expenses	665,654	635,067	587,840
Operating income	53,498	54,116	66,036
Nonoperating income (expense), net	8,365	(36,011)	(43,460)
Income before income taxes	61,863	18,105	22,576
Income tax expense (benefit)	13,675	(100,337)	5,370
Net income	$48,188	$118,442	$17,206

(1)
Employee expense excludes stock-based compensation, which is shown separately, and earnout compensation related to the D2C Media Acquisition, which is included in Other.

(2)
Other primarily includes total lease cost, utilities, consulting and professional fees, earnout compensation related to the D2C Media Acquisition and travel and expense, training and conferences. For more information on the D2C Media earnout, see Note 3 (Business Combinations).

For the years ended December 31, 2024, 2023 and 2022, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

Note 16. Subsequent Events

DealerClub Acquisition. In January 2025, the Company acquired all of the outstanding stock of DealerClub, Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform that facilitates transparent and efficient transactions between automotive dealers. Cash consideration for the transaction will be approximately $25.3 million at closing and funded with cash on hand. There is also the potential for additional performance-based consideration of up to $88.0 million through 2028, which may be paid in cash or stock. The amount to be paid will be based on achievement of certain financial thresholds.

Share Repurchase Program. In February 2025, the Company's Board of Directors authorized a share repurchase program to acquire up to $250.0 million of the Company's common stock over a three-year period. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to its blackout periods. The Company intends to fund the share repurchase program principally with cash from operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2024, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024 included herein.

Changes in Internal Control over Financial Reporting

During the period covered by this Annual Report on Form 10-K, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2024 and 2023, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2025

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable New York Stock Exchange listing requirements. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. Information about aggregate fees billed to us by our principal accountant, Ernst & Young LLP (PCAOB ID No. 42) will be included under the caption "Independent Auditor Fees" in the definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The financial statements required by this item are listed in Part II, Item 8., "Financial Statements and Supplementary Data" herein and linked as follows:

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

4.2**

Indenture, dated October 30, 2020, among Cars.com Inc., the subsidiary guarantors party hereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Cars.com Inc. on October 30, 2020)

4.3**

First Supplemental Indenture, dated November 17, 2021 among CreditIQ, Inc., Cars.com Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Cars.com Inc.’s Annual Report on Form 10-K for the fiscal year end December 31, 2021, File No. 001-37869)

10.1**

Credit Agreement dated as of May 31, 2017 among Cars.com Inc., as Borrower, each lender from time to time party hereto, the other parties party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869)

10.2**

First Amendment to Credit Agreement dated as of October 4, 2019 among Cars.com Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 7, 2019, File No. 001-37869)

10.3**

Second Amendment to Credit Agreement, dated as of June 15, 2020, by and among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on June 16, 2020, File No. 001-37869)

10.4**

Third Amendment to Credit Agreement, dated October 30, 2020, among Cars.com Inc., each lender from time to time party thereto, the other parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on October 30, 2020)

10.5**

Fourth Amendment to Credit Agreement dated as of June 23, 2023 among Cars.com Inc., each lender from time to time party thereto, the other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 10-Q filed on August 3, 2023, File No. 001-37869)

10.6**

Fifth Amendment to Credit Agreement dated as of May 6, 2024 among Cars.com Inc., each lender from time to time party thereto, the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 10-Q filed on May 9, 2024, File No. 001-37869)

10.7**^	Cars.com Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.8**^	Cars.com Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.9**^	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).

10.10**^	Cars.com Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.3 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed August 8, 2024, File No. 001-37869).

10.11**^	Cars.com Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.4 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed August 8, 2024, File No. 001-37869).

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

10.16**^

Form of Performance Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.18 to Cars.com Inc.’s Annual Report on Form 10-K filed February 28, 2019, File No. 001-37869)

10.17**^

Form of 2020 Employee Restricted Stock Unit Award Agreement (2020) issued under the Cars.com Inc. Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 6, 2020, File No. 001-37869)

10.18**^

Form of Employee Option Award Agreement issued under the Cars.com Inc. Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed May 6, 2020, File No. 001-37869)

10.19**^

Form of Restricted Stock Unit Award Agreement issued under the Cars.com Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed August 8, 2024, File No. 001-37869)

10.20**^

Form of Performance Stock Unit Award Agreement issued under the Cars.com Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed August 8, 2024, File No. 001-37869)

10.21**^

Form of 2020 Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Quarterly Report on Form 10-Q filed on July 30, 2020, File No. 001-37869)

10.22**^

Letter Agreement, dated as of November 2, 2016, between Cars.com, LLC and Alex Vetter (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to Cars.com Inc.’s Registration Statement on Form 10 filed on April 27, 2017, File No. 001-37869).

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

19.1*	Cars.com Inc. Insider Trading Policy

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Cars.com Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 to Cars.com Inc.’s Annual Report on Form 10-K filed February 22, 2024, File No. 001-37869

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Previously filed.

^ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 27, 2025	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: February 27, 2025	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. Alex Vetter	Director, Chief Executive Officer	February 27, 2025
T. Alex Vetter	(Principal Executive Officer)

/s/ Sonia Jain	Chief Financial Officer	February 27, 2025
Sonia Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 27, 2025
Scott Forbes

/s/ Jerri DeVard	Director	February 27, 2025
Jerri DeVard

/s/ Jill Greenthal	Director	February 27, 2025
Jill Greenthal

/s/ Thomas Hale	Director	February 27, 2025
Thomas Hale

/s/ Michael Kelly	Director	February 27, 2025
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 27, 2025
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 27, 2025
Greg Revelle

/s/ Jenell Ross	Director	February 27, 2025
Jenell Ross

/s/ Bala Subramanian	Director	February 27, 2025
Bala Subramanian

/s/ Bryan Wiener	Director	February 27, 2025
Bryan Wiener