Form 10-Q
period 2025-03-31
Cars.com Inc.
filed 2025-05-08
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37869

Cars.com Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3693660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 S. Riverside Plaza, Suite 1100

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

As of May 1, 2025, the registrant had 62,886,695 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$31,435	$50,673
Accounts receivable, net	130,973	133,741
Prepaid expenses	11,931	13,782
Other current assets	8,391	16,134
Total current assets	182,730	214,330
Property and equipment, net	36,517	40,704
Goodwill	165,248	143,279
Intangible assets, net	571,006	585,690
Deferred tax assets	101,259	100,530
Investments and other assets, net	26,923	27,332
Total assets	$1,083,683	$1,111,865
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$29,415	$33,498
Accrued compensation	28,212	36,295
Other accrued liabilities	53,325	47,092
Total current liabilities	110,952	116,885
Noncurrent liabilities:
Long-term debt, net	455,591	455,288
Deferred tax liabilities	6,798	6,773
Other noncurrent liabilities	20,427	21,434
Total noncurrent liabilities	482,816	483,495
Total liabilities	593,768	600,380
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 63,710 and 64,391 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	637	643
Additional paid-in capital	1,454,891	1,473,986
Accumulated deficit	(963,559)	(961,546)
Accumulated other comprehensive loss	(2,054)	(1,598)
Total stockholders' equity	489,915	511,485
Total liabilities and stockholders' equity	$1,083,683	$1,111,865

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Dealer	$159,144	$161,815
OEM and National	16,279	15,307
Other	3,601	3,054
Total revenue	179,024	180,176
Operating expenses:
Cost of revenue and operations	30,939	29,962
Product and technology	28,478	28,085
Marketing and sales	60,225	59,163
General and administrative	25,883	22,857
Depreciation and amortization	27,039	27,365
Total operating expenses	172,564	167,432
Operating income	6,460	12,744
Nonoperating expenses:
Interest expense, net	(7,668)	(8,321)
Other expense, net	(25)	(3,603)
Total nonoperating expense, net	(7,693)	(11,924)
(Loss) income before income taxes	(1,233)	820
Income tax expense	780	36
Net (loss) income	$(2,013)	$784
Weighted-average common shares outstanding:
Basic	64,467	66,318
Diluted	64,467	67,291
(Loss) earnings per share:
Basic	$(0.03)	$0.01
Diluted	(0.03)	0.01

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(2,013)	$784
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(456)	(738)
Total other comprehensive loss, net of tax	(456)	(738)
Comprehensive (loss) income	$(2,469)	$46

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net loss	—	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(456)	(456)
Repurchases of common stock	—	—	(1,555)	(15)	(21,623)	—	—	(21,638)
Shares issued in connection with stock-based compensation plans, net	—	—	874	9	(5,858)	—	—	(5,849)
Stock-based compensation	—	—	—	—	8,386	—	—	8,386
Balance at March 31, 2025	—	—	63,710	637	1,454,891	(963,559)	(2,054)	489,915

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	784	—	784
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Repurchases of common stock	—	—	(533)	(5)	(9,490)	—	—	(9,495)
Shares issued in connection with stock-based compensation plans, net	—	—	832	8	(8,365)	—	—	(8,357)
Stock-based compensation	—	—	—	—	7,148	—	—	7,148
Balance at March 31, 2024	—	—	66,228	662	1,489,525	(1,008,950)	213	481,450

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,013)	$784
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation	9,661	6,360
Amortization of intangible assets	17,378	21,005
Stock-based compensation	8,334	7,074
Deferred income taxes	(343)	4,426
Provision for doubtful accounts	359	741
Amortization of debt issuance costs	473	738
Unrealized (gain) loss on foreign currency denominated transactions	(12)	1,009
Changes in fair value of contingent consideration	—	2,554
Other, net	958	217
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,410	(1,155)
Prepaid expenses and other assets	970	(5,531)
Accounts payable	(4,696)	3,294
Accrued compensation	(8,420)	(13,585)
Other liabilities	4,396	5,537
Net cash provided by operating activities	29,455	33,468
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(24,422)	—
Capitalization of internally developed technology	(4,984)	(5,305)
Purchase of property and equipment	(811)	(708)
Proceeds from sale of equity investment	9,481	—
Net cash used in investing activities	(20,736)	(6,013)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	10,000	—
Payments of Revolving Loan borrowings and long-term debt	(10,000)	(10,000)
Payments for stock-based compensation plans, net	(5,849)	(8,357)
Repurchases of common stock	(21,538)	(9,096)
Payments of contingent consideration	—	(7,750)
Net cash used in financing activities	(27,387)	(35,203)
Effect of exchange rate changes on Cash and cash equivalents	(570)	(87)
Net decrease in Cash and cash equivalents	(19,238)	(7,835)
Cash and cash equivalents at beginning of period	50,673	39,198
Cash and cash equivalents at end of period	$31,435	$31,363
Supplemental cash flow information:
Cash paid for income taxes	$1,321	$1,168
Cash paid for interest	1,164	2,566

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc., d/b/a Cars Commerce Inc. (the "Company" or "Cars Commerce") is an audience-driven technology company empowering the automotive industry. The Company simplifies everything about car buying and selling with powerful products powered by data and machine learning that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around five industry-leading capabilities: the flagship automotive marketplace and dealer reputation site Cars.com, award-winning website and digital retail technology and marketing services from Dealer Inspire and D2C Media, essential trade-in and appraisal technology from AccuTrade, a reputation-based dealer-to-dealer wholesale auction from DealerClub and exclusive in-market media solutions from the Cars Commerce Media Network.

Basis of Presentation. The accompanying unaudited interim consolidated financial statements ("Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 27, 2025 (the "December 31, 2024 Financial Statements").

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2024 Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

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

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of Cars Commerce and its 100% owned subsidiaries, including DealerClub since the date of acquisition. All intercompany transactions and accounts have been eliminated in consolidation.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 2. Revenue

The Company's Consolidated Statements of (Loss) Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Dealer	$159,144	$161,815
OEM and National	16,279	15,307
Other	3,601	3,054
Total revenue	$179,024	$180,176

NOTE 3. Business Combinations

DealerClub Acquisition. In January 2025, the Company acquired all of the outstanding stock of DealerClub Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform that facilitates transparent and efficient transactions between automotive dealers (the "DealerClub Acquisition"). The total purchase consideration was $25.3 million. The Company expensed as incurred total acquisition costs of $0.2 million during the three months ended March 31, 2025. These costs were recorded in General and administrative expenses in the Consolidated Statements of (Loss) Income.

As part of the DealerClub Acquisition, the Company may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon. This potential performance-based consideration is not included in the total purchase consideration and will be deemed compensation expense. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods.

Preliminary Purchase Price Allocation. The preliminary fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the replacement cost method. The preliminary fair values of all assets acquired and liabilities assumed are subject to change within the one-year measurement period as the Company finalizes the valuation of the assets and liabilities of the acquired business. The preliminary DealerClub Acquisition purchase price allocation is as follows (in thousands):

Preliminary Acquisition Date Fair Value
Total purchase consideration	$25,331

Cash and cash equivalents	$909
Other assets acquired (1)	614
Identified intangible assets (2)	2,700
Total assets acquired	4,223
Total liabilities assumed (3)	(872)
Net identifiable assets	3,351
Goodwill	21,980
Total purchase consideration	$25,331

(1)
Other assets acquired primarily consists of deferred income tax assets and other receivables.

(2)
Identified intangible assets consists of acquired software with an amortization period of five years.

(3)
Liabilities assumed primarily consists of other accrued liabilities.

A reconciliation of cash consideration to Payments for acquisitions, net of cash acquired related to the DealerClub Acquisition in the Consolidated Statements of Cash Flows is as follows (in thousands):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Cash consideration	$25,331
Less: Cash acquired	(909)
Total payment for DealerClub Acquisition, net	$24,422

Goodwill. In connection with the DealerClub Acquisition, the Company recorded goodwill in the amount of $22.0 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The DealerClub Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the three months ended March 31, 2024.

NOTE 4. RepairPal Equity Investment

During the fourth quarter of 2024, the Company sold its RepairPal equity investment, which included $9.5 million in closing proceeds. These proceeds were collected during the three months ended March 31, 2025 and are reflected in Proceeds from sale of equity investment in the Consolidated Statements of Cash Flows. For more information, see Note 2 (Significant Accounting Policies) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's December 31, 2024 Financial Statements.

NOTE 5. Debt

As of March 31, 2025 the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited by its Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.1x and 6.6x, respectively, as of March 31, 2025.

Fifth Amendment to the Credit Agreement. On May 6, 2024, the Company amended and extended its existing Credit Agreement (the "Fifth Amendment") which resulted in a new $350.0 million Revolving Loan due in 2029. Upon closing, the Company borrowed $80.0 million under the new Revolving Loan to pay off and extinguish the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million in aggregate principal amount of existing Revolving Loan balances. This was a non-cash transaction predominantly amongst existing lenders in the Credit Agreement. Additionally, the Fifth Amendment, among other things, removed the Secured Overnight Financing Rate (SOFR) floor and replaced the financial covenant leverage test to Senior Secured Net Leverage from Senior Secured Leverage. Except as modified by the Fifth Amendment, the existing terms of the Credit Agreement, as amended, remain in effect.

Revolving Loan. As of March 31, 2025, $290.0 million was available to borrow under the Revolving Loan, and the Company had $60.0 million of outstanding borrowings. During the three months ended March 31, 2025, the Company borrowed $10.0 million and made $10.0 million in cash payments on the Revolving Loan.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy, and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025	December 31, 2024
Fair value	$452.9	$456.6
Carrying value	460.0	460.0

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

NOTE 7. Stockholders' Equity

On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the three months ended March 31, 2025, the Company repurchased and subsequently retired 1.6 million shares for $21.5 million at an average price paid per share of $13.85. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 0.5 million shares for $9.5 million at an average price paid per share of $17.83.

NOTE 8. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the "Omnibus Plan"), which provides for the granting of new shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. A maximum of 18.0 million common shares may be issued under the Omnibus Plan. After the issuance of shares during the quarter ended March 31, 2025, the Company has 1.5 million common shares available for future grants under the Omnibus Plan. See the Company's 2024 Definitive Proxy Statement as filed with the SEC on April 25, 2025 for the new proposed Omnibus Plan.

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the three months ended March 31, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,637	$16.52
Granted	2,391	11.74
Vested and delivered	(1,314)	16.24
Forfeited	(121)	16.80
Outstanding as of March 31, 2025 (1)	4,593	$14.10

(1)
Includes 376 RSUs that were vested, but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance over a one-year to three-year performance period related primarily to certain revenue, adjusted earnings before interest, income taxes, depreciation and amortization, cumulative adjusted net income per share targets and total shareholder return. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the three months ended March 31, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	931	$16.37
Granted	542	11.64
Vested and delivered	(245)	14.78
Forfeited	(44)	16.94
Outstanding as of March 31, 2025	1,184	$14.51

NOTE 9. Earnings Per Share

Basic (loss) earnings per share is calculated by dividing Net (loss) income by the weighted-average number of shares of the Company's common stock outstanding. Diluted (loss) earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the AccuTrade acquisition, the Company may have had to pay up to $15.0 million of the contingent consideration in shares of the Company's common stock at a future date. The performance period associated with this contingent consideration ended in February 2025, and given the contingency was not met, no shares were issued and have been excluded from the table below. Therefore, those potential shares have been excluded from the computations below. As part of the DealerClub Acquisition, the Company may pay up to $88.0 million of the contingent consideration in shares of the Company's stock at a future date if mutually agreed upon. Those potential shares have been excluded from the computations below as they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computation of (loss) earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(2,013)	$784
Basic weighted-average common shares outstanding	64,467	66,318
Effect of dilutive stock-based compensation awards (1)	—	973
Diluted weighted-average common shares outstanding	64,467	67,291
(Loss) earnings per share, basic	$(0.03)	$0.01
(Loss) earnings per share, diluted	(0.03)	0.01

(1)
There were 2,469 and 1,416 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2025 and 2024, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Effective Tax Rate. The effective income tax rate for the three months ended March 31, 2025, expressed by calculating the Income tax expense as a percentage of (Loss) income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the tax expense on stock-based compensation.

NOTE 11. Segment Information

Operating segments are components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker (the "CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reportable segment. The Company’s CODM is the Cars Commerce Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company's consolidated financial results. Significant expenses reviewed by the CODM are primarily limited to those that are presented in the Consolidated Statements of (Loss) Income. The significant expense categories disclosed in the December 31, 2024 Financial Statements, except for those also presented in the Consolidated Statements of (Loss) Income, are no longer regularly provided to or utilized by the CODM. Asset information is not provided to the CODM.

Note About Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as "believe," "expect," "project," "anticipate," "outlook," "intend," "strategy," "plan," "estimate," "target," "seek," "will," "may,' "would," "should," "could," "forecasts," "mission," "strive," "more," "goal" or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, condition of the global supply chain, fluctuating fuel prices, interest rate environment, inflationary pressures and other factors we think are appropriate. Such forward-looking statements, while considered reasonable by the Company and its management, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. Factors that might cause such differences include, but are not limited to,:

•
Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, direct-to-consumer sales models and other macroeconomic issues, including the impact on automobile prices from tariffs.
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
•
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

For a detailed discussion of these risks and uncertainties, see "Part I, Item 1A., Risk Factors" and "Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 and our other filings filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Business Overview

Cars Commerce is an audience-driven technology company empowering the automotive industry. We simplify everything about car buying and selling with powerful products powered by data and machine learning that span pretail, retail and post-sale activities – enabling more efficient and profitable retail operations. The Cars Commerce platform is organized around five industry-leading capabilities: our flagship automotive marketplace and dealer reputation site Cars.com, award-winning website and digital retail technology and marketing services from Dealer Inspire and D2C Media, essential trade-in and appraisal technology from AccuTrade, a reputation-based dealer-to-dealer wholesale auction from DealerClub and exclusive in-market media solutions from the Cars Commerce Media Network.

Overview of Results

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$179,024	$180,176
Net (loss) income	(2,013)	784

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Traffic	170,088	171,438	(1)%
Average Monthly Unique Visitors	29,048	28,332	3%

	March 31, 2025	March 31, 2024	% Change	December 31, 2024	% Change
Dealer Customers	19,250	19,381	(1)%	19,206	0%
Monthly Average Revenue Per Dealer	$2,473	$2,505	(1)%	$2,475	(0)%

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

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified when a user first visits an individual Cars.com property on an individual device/browser combination or installs one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser, each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to Cars.com desktop and mobile properties (responsive sites and mobile apps). We measure UVs and Traffic via RudderStack. These metrics do not include traffic to Dealer Inspire, D2C Media or DealerClub websites.

UVs increased 3% year-over-year for the three months ended March 31, 2025 primarily driven by strategic shifts to our marketing mix and increased consumer demand during the month of March from the announcement of upcoming automotive tariffs.

Traffic remained essentially flat year-over-year for the three months ended March 31, 2025.

Dealer Customers. Dealer Customers represent dealerships using our products as of the end of each reporting period. Each physical or virtual dealership location is counted separately, whether it is a single-location proprietorship or part of a large, consolidated dealer group. Multi-franchise dealerships at a single location are counted as one dealer. Dealer Customer metrics do not include DealerClub.

Dealer Customers decreased 1% from March 31, 2024, primarily due to increased churn. Dealer Customers remained flat from December 31, 2024.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the three months ended March 31, 2025, ARPD decreased 1% compared to the three months ended March 31, 2024, primarily due to increased churn. For the three months ended March 31, 2025, ARPD remained flat compared to the three months ended December 31, 2024.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Dealer	$159,144	$161,815	$(2,671)	(2)%
OEM and National	16,279	15,307	972	6%
Other	3,601	3,054	547	18%
Total revenue	179,024	180,176	(1,152)	(1)%
Operating expenses:
Cost of revenue and operations	30,939	29,962	977	3%
Product and technology	28,478	28,085	393	1%
Marketing and sales	60,225	59,163	1,062	2%
General and administrative	25,883	22,857	3,026	13%
Depreciation and amortization	27,039	27,365	(326)	(1)%
Total operating expenses	172,564	167,432	5,132	3%
Operating income	6,460	12,744	(6,284)	(49)%
Nonoperating expense:
Interest expense, net	(7,668)	(8,321)	653	(8)%
Other expense, net	(25)	(3,603)	3,578	(99)%
Total nonoperating expense, net	(7,693)	(11,924)	4,231	(35)%
(Loss) income before income taxes	(1,233)	820	(2,053)	***%
Income tax expense	780	36	744	***%
Net (loss) income	$(2,013)	$784	$(2,797)	***%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions and AccuTrade, and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% and 90% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Dealer revenue decreased $2.7 million or 2%, primarily driven by marketplace and media revenue, which we believe is driven by macroeconomic trends impacting dealer customer profitability, partially offset by continued growth in solutions.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% and 8% of total revenue for the three months ended March 31, 2025 and 2024, respectively. OEM and National revenue increased $1.0 million or 6%, primarily due to increased OEM spending to raise consumer awareness, as on-the lot inventory continues to increase.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represented 2% of total revenue for each of the three months ended March 31, 2025 and 2024. Other revenue increased $0.5 million or 18%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% of total revenue for each of the three months ended March 31, 2025 and 2024. Cost of revenue and operations increased $1.0 million or 3%, and remained flat as a percentage of revenue. The change is primarily due to higher third-party costs associated with certain products driven by product mix, partially offset by lower compensation expense.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represented 16% of total revenue for each of the three months ended March 31, 2025 and 2024. Product and technology expense increased $0.4 million or 1%, primarily due to higher compensation, partially offset by lower third-party costs, including licenses.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 34% and 33% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Marketing and sales expense increased $1.1 million or 2%, primarily due to higher compensation, including stock-based compensation partially offset by lower other costs.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represented 14% and 13% of total revenue for the three months ended March 31, 2025 and 2024, respectively. General and administrative expense increased $3.0 million or 13%, primarily due to higher severance-related costs, partially offset by lower costs associated with our amended headquarters office lease.

Depreciation and amortization. Depreciation and amortization expense decreased $0.3 million or 1%, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by accelerated depreciation associated with our amended headquarters office lease.

Interest expense, net. Interest expense, net decreased $0.7 million or 8%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other expense, net. Other expense, net changed primarily due to the change in the fair value of contingent consideration in the prior- year period associated with the AccuTrade and CreditIQ acquisitions. For more information related to contingent consideration, see "Liquidity and Capital Resources" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Income tax expense. The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax expense realized on stock-based compensation.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of March 31, 2025, Cash and cash equivalents were $31.4 million and including our undrawn Revolving Loan, our total liquidity was $321.4 million.

Indebtedness. As of March 31, 2025, the outstanding aggregate principal amount of our indebtedness was $460.0 million, at an average interest rate of 6.4%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $60.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.4%.

During the three months ended March 31, 2025, we borrowed $10.0 million and repaid $10.0 million on our Revolving Loan. As of March 31, 2025, $290.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.1x and 6.6x, respectively, as of March 31, 2025. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the three months ended March 31, 2025, we repurchased and subsequently retired 1.6 million shares for $21.5 million at an average price paid per share of $13.85.

Earnouts.

•
As part of the D2C Media acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. In April 2025, we paid CAD$15.0 million (approximately USD$10.8 million) associated with the earnout for the year ended December 31, 2024. We may expense up to CAD$15.0 million (approximately USD$10.4 million as of March 31, 2025) associated with the remaining portion of the earnout for the year ending December 31, 2025.
•
As part of the DealerClub Acquisition, we may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon, to certain former owners who are now employees of Cars Commerce. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods.

For information related to the earnouts, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q and Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$29,455	$33,468	$(4,013)
Investing activities	(20,736)	(6,013)	(14,723)
Financing activities	(27,387)	(35,203)	7,816
Effect of exchange rate changes on Cash and cash equivalents	(570)	(87)	(483)
Net change in Cash and cash equivalents	$(19,238)	$(7,835)	$(11,403)

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2025 decreased due to Net (loss) income and the related adjustments on the Consolidated Statement of Cash Flows, partially offset by changes in working capital compared to the three months ended March 31, 2024. For further information, see the Consolidated Statements of Cash Flows included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Investing Activities. The increase in cash used in investing activities was primarily due to the impact of the DealerClub Acquisition, partially offset by the proceeds collected from the sale of the RepairPal equity investment in the current year.

Financing Activities. During the three months ended March 31, 2025, cash used in financing activities was primarily related to repurchases of common stock, debt repayments and tax payments made in connection with the vesting of certain equity awards, partially offset by proceeds from Revolving Loan borrowings. During the three months ended March 31, 2024, cash used in financing activities was primarily related to debt repayments, repurchases of common stock, tax payments made in connection with the vesting of certain equity awards and payments of contingent consideration. For information related to our debt, repurchases of common stock and contingent consideration, see Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q, and "Liquidity and Capital Resources" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there have been no changes to our critical accounting policies.

Recent Accounting Standards. For information related to recent accounting pronouncements, see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see "Quantitative and Qualitative Disclosures About Market Risk," in Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025. Our exposures to market risk have not changed materially since December 31, 2024.

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

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties which could materially affect our business, financial condition, results of operations and future results, including those described in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1 through January 31, 2025	314,728	$17.33	314,728	$65,092
February 1 through February 28, 2025	296,350	16.73	296,350	249,400
March 1 through March 31, 2025	944,093	11.78	944,093	238,274
	1,555,171		1,555,171
(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or through privately negotiated transactions.
(2)
On February 24, 2022, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $200.0 million of our common stock that expired on February 21, 2025 (the "2022 Program"). On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock (the "2025 Program"). The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to the Company's blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular amount of shares.
(3)
The amounts presented represent the remaining Board of Directors’ authorized value to be spent after each month's repurchases. All repurchases made prior to February 21, 2025 were made under the 2022 Program. Repurchases made subsequently were made under the 2025 Program, which replaced the expired 2022 Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 of Cars.com Inc.’s Form 8-K filed on June 5, 2017, File No. 001-37869).
3.2**	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Cars.com Inc.’s Form 8-K filed on October 23, 2018, File No. 001-37869).
10.1**	Letter Agreement, dated February 10, 2025, between Cars.com LLC and Lisa Gosselin (incorporated by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on February 27, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: May 8, 2025	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer