Form 10-Q
period 2025-06-30
Cars.com Inc.
filed 2025-08-07
CIK 1683606

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 61,445,496 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,704	$50,673
Accounts receivable, net	132,852	133,741
Prepaid expenses	11,320	13,782
Other current assets	7,769	16,134
Total current assets	179,645	214,330
Property and equipment, net	35,998	40,704
Goodwill	167,562	143,279
Intangible assets, net	555,363	585,690
Deferred tax assets	99,772	100,530
Investments and other assets, net	26,314	27,332
Total assets	$1,064,654	$1,111,865
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$30,935	$33,498
Accrued compensation	22,528	36,295
Other accrued liabilities	45,463	47,092
Total current liabilities	98,926	116,885
Noncurrent liabilities:
Long-term debt, net	455,897	455,288
Deferred tax liabilities	7,207	6,773
Other noncurrent liabilities	19,407	21,434
Total noncurrent liabilities	482,511	483,495
Total liabilities	581,437	600,380
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 61,799 and 64,391 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	618	643
Additional paid-in capital	1,439,410	1,473,986
Accumulated deficit	(956,550)	(961,546)
Accumulated other comprehensive loss	(261)	(1,598)
Total stockholders' equity	483,217	511,485
Total liabilities and stockholders' equity	$1,064,654	$1,111,865

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Dealer	$158,477	$159,843	$317,621	$321,658
OEM and National	16,637	15,828	32,916	31,135
Other	3,625	3,223	7,226	6,277
Total revenue	178,739	178,894	357,763	359,070
Operating expenses:
Cost of revenue and operations	30,547	31,030	61,486	60,992
Product and technology	28,634	27,583	57,112	55,668
Marketing and sales	57,757	60,213	117,982	119,376
General and administrative	21,682	22,980	47,566	45,837
Depreciation and amortization	24,873	27,571	51,912	54,936
Total operating expenses	163,493	169,377	336,058	336,809
Operating income	15,246	9,517	21,705	22,261
Nonoperating expenses:
Interest expense, net	(7,644)	(8,109)	(15,312)	(16,430)
Other income, net	2,366	14,990	2,342	11,387
Total nonoperating (expense) income, net	(5,278)	6,881	(12,970)	(5,043)
Income before income taxes	9,968	16,398	8,735	17,218
Income tax expense	2,959	5,017	3,739	5,053
Net income	$7,009	$11,381	$4,996	$12,165
Weighted-average common shares outstanding:
Basic	63,163	66,534	63,859	66,426
Diluted	63,842	67,821	64,476	67,514
Earnings per share:
Basic	$0.11	$0.17	$0.08	$0.18
Diluted	0.11	0.17	0.08	0.18

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,009	$11,381	$4,996	$12,165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,793	(338)	1,337	(1,076)
Total other comprehensive income (loss), net of tax	1,793	(338)	1,337	(1,076)
Comprehensive income	$8,802	$11,043	$6,333	$11,089

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net loss	—	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(456)	(456)
Repurchases of common stock	—	—	(1,555)	(15)	(21,623)	—	—	(21,638)
Shares issued in connection with stock-based compensation plans, net	—	—	874	9	(5,858)	—	—	(5,849)
Stock-based compensation	—	—	—	—	8,386	—	—	8,386
Balance at March 31, 2025	—	—	63,710	637	1,454,891	(963,559)	(2,054)	489,915
Net income	—	—	—	—	—	7,009	—	7,009
Other comprehensive income, net of tax	—	—	—	—	—	—	1,793	1,793
Repurchases of common stock	—	—	(2,113)	(21)	(23,308)	—	—	(23,329)
Shares issued in connection with stock-based compensation plans, net	—	—	202	2	1,148	—	—	1,150
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Balance at June 30, 2025	—	$—	61,799	$618	$1,439,410	$(956,550)	$(261)	$483,217

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	784	—	784
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Repurchases of common stock	—	—	(533)	(5)	(9,490)	—	—	(9,495)
Shares issued in connection with stock-based compensation plans, net	—	—	832	8	(8,365)	—	—	(8,357)
Stock-based compensation	—	—	—	—	7,148	—	—	7,148
Balance at March 31, 2024	—	—	66,228	662	1,489,525	(1,008,950)	213	481,450
Net income	—	—	—	—	—	11,381	—	11,381
Other comprehensive loss, net of tax	—	—	—	—	—	—	(338)	(338)
Repurchases of common stock	—	—	(273)	(2)	(4,938)	—	—	(4,940)
Shares issued in connection with stock-based compensation plans, net	—	—	214	2	798	—	—	800
Stock-based compensation	—	—	—	—	8,538	—	—	8,538
Balance at June 30, 2024	—	$—	66,169	$662	$1,493,923	$(997,569)	$(125)	$496,891

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,996	$12,165
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	17,076	12,722
Amortization of intangible assets	34,836	42,214
Stock-based compensation	15,013	15,541
Deferred income taxes	1,158	7,798
Provision for doubtful accounts	957	1,753
Amortization of debt issuance costs	950	1,289
Unrealized (gain) loss on foreign currency denominated transactions	(2,474)	1,480
Changes in fair value of contingent consideration	—	(12,834)
Other, net	1,439	578
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	795	(5,090)
Prepaid expenses and other assets	1,193	(6,869)
Accounts payable	(2,475)	7,282
Accrued compensation	(14,570)	(8,834)
Other liabilities	(3,211)	(473)
Net cash provided by operating activities	55,683	68,722
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(24,769)	(218)
Capitalization of internally developed technology	(10,494)	(11,176)
Purchase of property and equipment	(3,342)	(1,099)
Proceeds from sale of equity investment	9,481	—
Net cash used in investing activities	(29,124)	(12,493)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	10,000	—
Payments of Revolving Loan borrowings and long-term debt	(10,000)	(15,000)
Payments for stock-based compensation plans, net	(4,699)	(7,557)
Repurchases of common stock	(44,644)	(14,362)
Payments of contingent consideration	—	(27,435)
Payments of debt issuance costs and other fees	—	(1,869)
Net cash used in financing activities	(49,343)	(66,223)
Effect of exchange rate changes on Cash and cash equivalents	(185)	(133)
Net decrease in Cash and cash equivalents	(22,969)	(10,127)
Cash and cash equivalents at beginning of period	50,673	39,198
Cash and cash equivalents at end of period	$27,704	$29,071
Supplemental cash flow information:
Cash paid for income taxes	$2,088	$4,639
Cash paid for interest	15,067	16,893

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

Basis of Presentation. The accompanying unaudited interim consolidated financial statements ("Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 27, 2025 (the "December 31, 2024 Consolidated Financial Statements").

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2024 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

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

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 2. Revenue

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dealer	$158,477	$159,843	$317,621	$321,658
OEM and National	16,637	15,828	32,916	31,135
Other	3,625	3,223	7,226	6,277
Total revenue	$178,739	$178,894	$357,763	$359,070

NOTE 3. Business Combinations

DealerClub Acquisition. In January 2025, the Company acquired all of the outstanding stock of DealerClub Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform that facilitates transparent and efficient transactions between automotive dealers (the "DealerClub Acquisition"). The total purchase consideration was $25.3 million. The Company expensed as incurred total acquisition costs of $0.2 million during the six months ended June 30, 2025. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

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

Preliminary Acquisition Date Fair Value
Total purchase consideration	$25,331

Cash and cash equivalents (1)	$562
Other assets acquired (1)(2)	961
Identified intangible assets (3)	2,700
Total assets acquired	4,223
Total liabilities assumed (4)	(872)
Net identifiable assets	3,351
Goodwill	21,980
Total purchase consideration	$25,331

(1)
During the three months ended June 30, 2025, the Company recorded a $0.3 million purchase accounting adjustment.

(2)
Other assets acquired primarily consists of deferred income tax assets and other receivables.

(3)
Identified intangible assets consists of acquired software with an amortization period of five years.

(4)
Liabilities assumed primarily consists of other accrued liabilities.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

A reconciliation of cash consideration to Payments for acquisitions, net of cash acquired related to the DealerClub Acquisition in the Consolidated Statements of Cash Flows is as follows (in thousands):

Cash consideration	$25,331
Less: Cash acquired (1)	(562)
Total payment for DealerClub Acquisition, net	$24,769

(1)
During the three months ended June 30, 2025, the Company recorded a $0.3 million purchase accounting adjustment.

Goodwill. In connection with the DealerClub Acquisition, the Company recorded goodwill in the amount of $22.0 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The DealerClub Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2024.

NOTE 4. RepairPal Equity Investment

During the fourth quarter of 2024, the Company sold its RepairPal equity investment, which included $9.5 million in closing proceeds. These proceeds were collected during the three months ended March 31, 2025 and are reflected in Proceeds from sale of equity investment in the Consolidated Statements of Cash Flows. For more information, see Note 2 (Significant Accounting Policies) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's December 31, 2024 Consolidated Financial Statements.

NOTE 5. Debt

As of June 30, 2025 the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited by its Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, among other factors, which are calculated in accordance with the Company's Credit Agreement, and were 0.2x and 6.7x, respectively, as of June 30, 2025.

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

Revolving Loan. As of June 30, 2025, $290.0 million was available to borrow under the Revolving Loan, and the Company had $60.0 million of outstanding borrowings. During the six months ended June 30, 2025, the Company borrowed $10.0 million and made $10.0 million in cash payments on the Revolving Loan.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy, and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025	December 31, 2024
Fair value	$459.7	$456.6
Carrying value	460.0	460.0

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

NOTE 7. Stockholders' Equity

On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 3.7 million shares for $44.6 million at an average price paid per share of $12.17. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 0.8 million shares for $14.4 million at an average price paid per share of $17.91.

NOTE 8. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the "Omnibus Plan"), which provides for the granting of new shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. On June 4, 2025, the Company held its 2025 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders approved amendments to the Omnibus Plan to increase the maximum number of shares of the Company's common stock, par value $0.01 per share, that may be issued under the plan by 4.0 million shares to a total of 22.0 million shares and extend the term of the Plan to June 4, 2035. A copy of the Company's Amended and Restated Omnibus Incentive Compensation Plan is incorporated by reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the six months ended June 30, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,637	$16.52
Granted	2,738	11.60
Vested and delivered	(1,401)	16.23
Forfeited	(284)	15.42
Outstanding as of June 30, 2025 (1)	4,690	$13.80

(1)
Includes 376 RSUs that were vested, but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance over a one-year to three-year performance period related primarily to certain revenue, adjusted earnings before interest, income taxes, depreciation and amortization, cumulative

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

adjusted net income per share targets and total shareholder return. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the six months ended June 30, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	931	$16.37
Granted	542	12.94
Vested and delivered	(245)	14.78
Forfeited	(44)	16.94
Outstanding as of June 30, 2025	1,184	$15.10

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,009	$11,381	$4,996	$12,165
Basic weighted-average common shares outstanding	63,163	66,534	63,859	66,426
Effect of dilutive stock-based compensation awards (1)	679	1,287	617	1,088
Diluted weighted-average common shares outstanding	63,842	67,821	64,476	67,514
Earnings per share, basic	$0.11	$0.17	$0.08	$0.18
Earnings per share, diluted	0.11	0.17	0.08	0.18

(1)
There were 3,510 and 31 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended June 30, 2025 and 2024, respectively, and 3,508 and 37 potential common shares excluded from diluted weighted-average common shares outstanding for the six months ended June 30, 2025 and 2024, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Effective Tax Rate. The effective income tax rate for the six months ended June 30, 2025, expressed by calculating the Income tax expense as a percentage of Income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the tax expense on stock-based compensation and nondeductible items.

NOTE 11. Segment Information

Operating segments are components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker (the "CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reportable segment. The Company’s CODM is the Cars Commerce Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company's consolidated financial results. Significant expenses reviewed by the CODM are primarily limited to those that are presented in the Consolidated Statements of Income. The significant expense categories disclosed in the December 31, 2024 Consolidated Financial Statements, except for those also presented in the Consolidated Statements of Income, are no longer regularly provided to or utilized by the CODM. Asset information is not provided to the CODM.

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
•
We rely in part on Internet search engines, new technologies such as artificial intelligence and mobile application stores to drive traffic to the Cars Commerce sites and increase downloads of our mobile applications. If our websites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com properties and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.
•
We rely on in-house content creation and development to drive organic traffic to the Cars Commerce sites and mobile applications.
•
Certain of our third-party service providers and customers are financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.
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
•
If the use of third-party cookies or other tracking technologies is rejected by Internet browsers or service providers or users, restricted, blocked, or subject to unfavorable laws or regulations, the amount of Internet user information we collect would decrease, which may harm our business and operating results.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our business, financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited interim consolidated financial statements ("Consolidated Financial Statements") and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in "Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

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

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$178,739	$178,894	$357,763	$359,070
Net income	7,009	11,381	4,996	12,165

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Traffic	162,036	158,117	2%	332,123	329,554	1%
Average Monthly Unique Visitors	26,649	26,107	2%	27,848	27,220	2%

	June 30, 2025	June 30, 2024	% Change	March 31, 2025	% Change
Dealer Customers	19,412	19,390	0%	19,250	1%
Monthly Average Revenue Per Dealer	$2,435	$2,474	(2)%	$2,473	(2)%

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

UVs increased 2% for each of the three and six months ended June 30, 2025, and Traffic increased 2% and 1% for the three and six months ended June 30, 2025, respectively, primarily driven by increased consumer demand in March and early April in anticipation of rising prices related to automotive tariffs and strategic shifts in our marketing mix.

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

Dealer Customers increased 1% from March 31, 2025 and also increased to a slightly lessor extent from June 30, 2024.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the three months ended June 30, 2025, ARPD decreased 2% compared to each of the three months ended June 30, 2024 and March 31, 2025, primarily due to changes in our customer mix.

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

Our long-term success will depend in part on our ability to continue to execute our platform strategy including continuing to create an engaged in-market audience, growing our dealer customers, expanding our relationship with dealers through greater adoption of our platform, unlocking the cross-sell, transforming our OEM relationships and creating platform advantages. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, including artificial intelligence, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include online chat, vehicle financing, appraisal and valuation and instant guaranteed offer capabilities. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Dealer	$158,477	$159,843	$(1,366)	(1)%
OEM and National	16,637	15,828	809	5%
Other	3,625	3,223	402	12%
Total revenue	178,739	178,894	(155)	(0)%
Operating expenses:
Cost of revenue and operations	30,547	31,030	(483)	(2)%
Product and technology	28,634	27,583	1,051	4%
Marketing and sales	57,757	60,213	(2,456)	(4)%
General and administrative	21,682	22,980	(1,298)	(6)%
Depreciation and amortization	24,873	27,571	(2,698)	(10)%
Total operating expenses	163,493	169,377	(5,884)	(3)%
Operating income	15,246	9,517	5,729	60%
Nonoperating expense:
Interest expense, net	(7,644)	(8,109)	465	(6)%
Other income, net	2,366	14,990	(12,624)	(84)%
Total nonoperating (expense) income, net	(5,278)	6,881	(12,159)	***%
Income before income taxes	9,968	16,398	(6,430)	(39)%
Income tax expense	2,959	5,017	(2,058)	(41)%
Net income	$7,009	$11,381	$(4,372)	(38)%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions, AccuTrade and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% of total revenue for each of the three months ended June 30, 2025 and 2024. Dealer revenue decreased $1.4 million or 1% primarily due to marketplace, as a result of lower average dealer count during the second quarter of 2025 and changes in our customer mix, partially offset by continued growth in solutions.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% of total revenue for each of the three months ended June 30, 2025 and 2024. OEM and National revenue increased $0.8 million or 5%, primarily due to increased OEM spending to raise consumer awareness.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represented 2% of total revenue for each of the three months ended June 30, 2025 and 2024. Other revenue increased $0.4 million or 12%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% of total revenue for each of the three months ended June 30, 2025 and 2024. Cost of revenue and operations decreased $0.5 million or 2%, and remained flat as a percentage of revenue. The change is primarily due to lower compensation expense, partially offset by higher third-party costs associated with certain products driven by product mix.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represented 16% and 15% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Product and technology expense increased $1.1 million or 4%, primarily driven by incremental costs related to the acquisition of the DealerClub Inc. ("DealerClub") business. For information related to the acquisition, see Note 3 (Business

Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 32% and 34% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Marketing and sales expense decreased $2.5 million or 4%, as a strong surge in tariff-driven consumer interest allowed us to reduce our spend.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represented 12% and 13% of total revenue for the three months ended June 30, 2025 and 2024, respectively. General and administrative expense decreased $1.3 million or 6%, primarily due to lower costs associated with our amended headquarters office lease.

Depreciation and amortization. Depreciation and amortization expense decreased $2.7 million or 10%, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by accelerated depreciation associated with our amended headquarters office lease.

Interest expense, net. Interest expense, net decreased $0.5 million or 6%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net changed primarily due to the change in the fair value of contingent consideration in the prior- year period associated with the AccuTrade and CreditIQ acquisitions. For more information related to contingent consideration, see "Liquidity and Capital Resources" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025.

Income tax expense. The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax expense on stock-based compensation.

Results of Operations

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Dealer	$317,621	$321,658	$(4,037)	(1)%
OEM and National	32,916	31,135	1,781	6%
Other	7,226	6,277	949	15%
Total revenue	357,763	359,070	(1,307)	(0)%
Operating expenses:
Cost of revenue and operations	61,486	60,992	494	1%
Product and technology	57,112	55,668	1,444	3%
Marketing and sales	117,982	119,376	(1,394)	(1)%
General and administrative	47,566	45,837	1,729	4%
Depreciation and amortization	51,912	54,936	(3,024)	(6)%
Total operating expenses	336,058	336,809	(751)	(0)%
Operating income	21,705	22,261	(556)	(2)%
Nonoperating expense:
Interest expense, net	(15,312)	(16,430)	1,118	(7)%
Other income, net	2,342	11,387	(9,045)	(79)%
Total nonoperating expense, net	(12,970)	(5,043)	(7,927)	***%
Income before income taxes	8,735	17,218	(8,483)	(49)%
Income tax expense	3,739	5,053	(1,314)	(26)%
Net income	$4,996	$12,165	$(7,169)	(59)%

*** Not meaningful

Dealer revenue. Dealer revenue represented 89% and 90% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Dealer revenue decreased $4.0 million or 1% primarily due to marketplace, as a result of lower average dealer count during the first half of 2025 and changes in our customer mix. Additionally, media revenue decreased slightly, which we believe is due to macroeconomic trends. These decreases were partially offset by continued growth in solutions.

OEM and National revenue. OEM and National revenue represented 9% of total revenue for each of the six months ended June 30, 2025 and 2024. OEM and National revenue increased $1.8 million or 6%, primarily due to increased OEM spending to raise consumer awareness and increased on-the-lot inventory levels earlier in the year.

Other revenue. Other revenue represented 2% and 1% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Other revenue increased $0.9 million or 15%.

Cost of revenue and operations. Cost of revenue and operations expense represented 17% of total revenue for each of the six months ended June 30, 2025 and 2024. Cost of revenue and operations increased $0.5 million or 1%, primarily due to higher third-party costs associated with certain products driven by product mix, partially offset by lower compensation expense.

Product and technology. Product and technology expense represented 16% of total revenue for each of the six months ended June 30, 2025 and 2024. Product and technology expense increased $1.4 million or 3%, primarily due to incremental costs related to the acquisition of the DealerClub business and higher compensation, partially offset by lower third-party costs, including licenses.

Marketing and sales. Marketing and sales expense represented 33% of total revenue for each of the six months ended June 30, 2025 and 2024. Marketing and sales expense decreased $1.4 million or 1%, primarily due to changes in our marketing investment and mix, partially offset by higher compensation, including stock-based compensation.

General and administrative. General and administrative expense represented 13% of total revenue for each of the six months ended June 30, 2025 and 2024. General and administrative expense increased $1.7 million or 4%, primarily due to higher severance-related costs, partially offset by lower costs associated with our amended headquarters office lease.

Depreciation and amortization. Depreciation and amortization expense decreased $3.0 million or 6%, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by accelerated depreciation associated with our amended headquarters office lease.

Interest expense, net. Interest expense, net decreased $1.1 million or 7%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other income, net. Other income, net changed primarily due to the change in the fair value of contingent consideration in the prior- year period associated with the AccuTrade and CreditIQ acquisitions, partially offset by the impact of foreign exchange rates. For more information related to contingent consideration, see "Liquidity and Capital Resources" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Income tax expense. The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax expense on stock-based compensation and nondeductible items.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facility. We believe our positive operating cash flow, along with our Revolving Loan, provide adequate liquidity to meet our business needs for the next 12 months and beyond, including those for investments, debt service, share repurchases, contingent consideration payments and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of June 30, 2025, Cash and cash equivalents were $27.7 million and including our undrawn Revolving Loan, our total liquidity was $317.7 million.

Indebtedness. As of June 30, 2025, the outstanding aggregate principal amount of our indebtedness was $460.0 million, at an average interest rate of 6.4%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $60.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.4%.

During the six months ended June 30, 2025, we borrowed $10.0 million and repaid $10.0 million on our Revolving Loan. As of June 30, 2025, $290.0 million was available to borrow under the Revolving Loan. Our borrowings are limited by our Senior Secured Net Leverage Ratio and Consolidated Interest Coverage Ratio, in addition to other factors. Calculated in accordance with our Credit Agreement, these ratios were 0.2x and 6.7x, respectively, as of June 30, 2025. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2025, we repurchased and subsequently retired 3.7 million shares for $44.6 million at an average price paid per share of $12.17.

Earnouts.

•
As part of the D2C Media acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. In April 2025, we paid CAD$15.0 million (approximately USD$10.8 million) associated with the earnout for the year ended December 31, 2024. For the year ending December 31, 2025, we may expense up to CAD$15.0 million (approximately USD$11.0 million as of June 30, 2025) associated with the remaining portion of the earnout.
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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$55,683	$68,722	$(13,039)
Investing activities	(29,124)	(12,493)	(16,631)
Financing activities	(49,343)	(66,223)	16,880
Effect of exchange rate changes on Cash and cash equivalents	(185)	(133)	(52)
Net change in Cash and cash equivalents	$(22,969)	$(10,127)	$(12,842)

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2025 decreased due to Net income and the related adjustments on the Consolidated Statement of Cash Flows and also by changes in working capital compared to the six months ended June 30, 2024, which include an increase of $7.8 million of earnout payments related to the D2C acquisition. For further information, see the Consolidated Statements of Cash Flows included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Investing Activities. The increase in cash used in investing activities was primarily due to the impact of the DealerClub Acquisition, partially offset by the proceeds collected from the sale of the RepairPal equity investment in the current year.

Financing Activities. During the six months ended June 30, 2025, cash used in financing activities was primarily related to repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. During the six months ended June 30, 2024, cash used in financing activities was primarily related to payments of contingent consideration, debt repayments, repurchases of common stock and tax payments made in connection with the vesting of certain equity awards. For information related to our debt, repurchases of common stock and contingent consideration, see Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q, and "Liquidity and Capital Resources" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, there have been no changes to our critical accounting policies.

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

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties that could materially affect our business, financial condition, results of operations and future results, including those described in Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1 through April 30, 2025	823,942	$11.24	823,942	$229,013
May 1 through May 31, 2025	730,494	10.69	730,494	221,201
June 1 through June 30, 2025	558,888	10.79	558,888	215,168
	2,113,324		2,113,324
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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 of Cars.com Inc.’s Form 8-K filed on June 6, 2025, File No. 001-37869).
3.2**	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Cars.com Inc.’s Form 8-K filed on October 23, 2018, File No. 001-37869).
10.1**

Cars.com Inc. Omnibus Incentive Compensation Plan (Amended and Restated Effective June 4, 2025) (incorporated by reference to Exhibit 99.1 of Cars.com Inc.’s Form S-8 filed on June 4, 2025, File No. 33-287762).

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

Cars.com Inc.

Date: August 7, 2025	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer