Form 10-Q
period 2025-09-30
Cars.com Inc.
filed 2025-11-06
CIK 1683606

p j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 59,813,268 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$55,072	$50,673
Accounts receivable, net	128,825	133,741
Prepaid expenses	15,483	13,782
Other current assets	12,972	16,134
Total current assets	212,352	214,330
Property and equipment, net	35,284	40,704
Goodwill	166,603	143,279
Intangible assets, net	537,174	585,690
Deferred tax assets	94,280	100,530
Investments and other assets, net	25,694	27,332
Total assets	$1,071,387	$1,111,865
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$33,040	$33,498
Accrued compensation	28,890	36,295
Other accrued liabilities	54,889	47,092
Total current liabilities	116,819	116,885
Noncurrent liabilities:
Long-term debt, net	451,206	455,288
Deferred tax liabilities	6,658	6,773
Other noncurrent liabilities	19,135	21,434
Total noncurrent liabilities	476,999	483,495
Total liabilities	593,818	600,380
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 60,360 and 64,391 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	604	643
Additional paid-in capital	1,426,829	1,473,986
Accumulated deficit	(948,892)	(961,546)
Accumulated other comprehensive loss	(972)	(1,598)
Total stockholders' equity	477,569	511,485
Total liabilities and stockholders' equity	$1,071,387	$1,111,865

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Dealer	$162,009	$159,513	$479,630	$481,171
OEM and National	16,180	17,014	49,096	48,149
Other	3,384	3,124	10,610	9,401
Total revenue	181,573	179,651	539,336	538,721
Operating expenses:
Cost of revenue and operations	30,063	31,610	91,549	92,602
Product and technology	27,580	29,223	84,692	84,891
Marketing and sales	59,336	58,288	177,318	177,664
General and administrative	24,325	21,511	71,890	67,348
Depreciation and amortization	23,464	27,563	75,376	82,499
Total operating expenses	164,768	168,195	500,825	505,004
Operating income	16,805	11,456	38,511	33,717
Nonoperating expenses:
Interest expense, net	(7,631)	(8,028)	(22,943)	(24,458)
Other income, net	1,528	21,111	3,869	32,498
Total nonoperating (expense) income, net	(6,103)	13,083	(19,074)	8,040
Income before income taxes	10,702	24,539	19,437	41,757
Income tax expense	3,044	5,820	6,783	10,873
Net income	$7,658	$18,719	$12,654	$30,884
Weighted-average common shares outstanding:
Basic	61,708	66,107	63,133	66,319
Diluted	63,070	67,666	63,844	67,590
Earnings per share:
Basic	$0.12	$0.28	$0.20	$0.47
Diluted	0.12	0.28	0.20	0.46

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$7,658	$18,719	$12,654	$30,884
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(711)	350	626	(726)
Total other comprehensive (loss) income, net of tax	(711)	350	626	(726)
Comprehensive income	$6,947	$19,069	$13,280	$30,158

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net loss	—	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(456)	(456)
Repurchases of common stock	—	—	(1,555)	(15)	(21,623)	—	—	(21,638)
Shares issued in connection with stock-based compensation plans, net	—	—	874	9	(5,858)	—	—	(5,849)
Stock-based compensation	—	—	—	—	8,386	—	—	8,386
Balance at March 31, 2025	—	—	63,710	637	1,454,891	(963,559)	(2,054)	489,915
Net income	—	—	—	—	—	7,009	—	7,009
Other comprehensive income, net of tax	—	—	—	—	—	—	1,793	1,793
Repurchases of common stock	—	—	(2,113)	(21)	(23,308)	—	—	(23,329)
Shares issued in connection with stock-based compensation plans, net	—	—	202	2	1,148	—	—	1,150
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Balance at June 30, 2025	—	—	61,799	618	1,439,410	(956,550)	(261)	483,217
Net income	—	—	—	—	—	7,658	—	7,658
Other comprehensive loss, net of tax	—	—	—	—	—	—	(711)	(711)
Repurchases of common stock	—	—	(1,493)	(15)	(19,471)	—	—	(19,486)
Shares issued in connection with stock-based compensation plans, net	—	—	54	1	(529)	—	—	(528)
Stock-based compensation	—	—	—	—	7,419	—	—	7,419
Balance at September 30, 2025	—	$—	60,360	$604	$1,426,829	$(948,892)	$(972)	$477,569

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	784	—	784
Other comprehensive loss, net of tax	—	—	—	—	—	—	(738)	(738)
Repurchases of common stock	—	—	(533)	(5)	(9,490)	—	—	(9,495)
Shares issued in connection with stock-based compensation plans, net	—	—	832	8	(8,365)	—	—	(8,357)
Stock-based compensation	—	—	—	—	7,148	—	—	7,148
Balance at March 31, 2024	—	—	66,228	662	1,489,525	(1,008,950)	213	481,450
Net income	—	—	—	—	—	11,381	—	11,381
Other comprehensive loss, net of tax	—	—	—	—	—	—	(338)	(338)
Repurchases of common stock	—	—	(273)	(2)	(4,938)	—	—	(4,940)
Shares issued in connection with stock-based compensation plans, net	—	—	214	2	798	—	—	800
Stock-based compensation	—	—	—	—	8,538	—	—	8,538
Balance at June 30, 2024	—	—	66,169	662	1,493,923	(997,569)	(125)	496,891
Net income	—	—	—	—	—	18,719	—	18,719
Other comprehensive loss, net of tax	—	—	—	—	—	—	350	350
Repurchases of common stock	—	—	(1,194)	(12)	(21,239)	—	—	(21,251)
Shares issued in connection with stock-based compensation plans, net	—	—	47	—	(508)	—	—	(508)
Stock-based compensation	—	—	—	—	8,224	—	—	8,224
Balance at September 30, 2024	—	$—	65,022	$650	$1,480,400	$(978,850)	$225	$502,425

The accompanying notes are an integral part of the Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$12,654	$30,884
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	23,077	19,306
Amortization of intangible assets	52,299	63,193
Stock-based compensation	22,433	23,689
Deferred income taxes	6,269	12,469
Provision for doubtful accounts	1,501	2,634
Amortization of debt issuance costs	1,430	1,769
Unrealized (gain) loss on foreign currency denominated transactions	(1,440)	965
Changes in fair value of contingent consideration	—	(33,473)
Other, net	2,284	766
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,057	(2,574)
Prepaid expenses and other assets	(8,050)	(12,705)
Accounts payable	(320)	9,947
Accrued compensation	(8,119)	(2,067)
Other liabilities	6,446	7,714
Net cash provided by operating activities	114,521	122,517
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(24,769)	(218)
Capitalization of internally developed technology	(16,131)	(16,770)
Purchase of property and equipment	(3,901)	(2,046)
Proceeds from sale of equity investment	9,481	—
Net cash used in investing activities	(35,320)	(19,034)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	10,000	—
Payments of Revolving Loan borrowings and long-term debt	(15,000)	(20,000)
Payments for stock-based compensation plans, net	(5,227)	(8,065)
Repurchases of common stock	(64,339)	(35,686)
Payments of contingent consideration	—	(27,435)
Payments of debt issuance costs and other fees	—	(1,869)
Net cash used in financing activities	(74,566)	(93,055)
Effect of exchange rate changes on Cash and cash equivalents	(236)	(53)
Net increase in Cash and cash equivalents	4,399	10,375
Cash and cash equivalents at beginning of period	50,673	39,198
Cash and cash equivalents at end of period	$55,072	$49,573
Supplemental cash flow information:
Cash paid for income taxes	$2,223	$5,506
Cash paid for interest	17,053	18,453

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2024 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

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

Recently Issued Accounting Standards Not Yet Adopted. In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by eliminating the stage-based model in current U.S. GAAP and clarifying when capitalization of software development costs are appropriate. The standard removes the concept of discrete development stages and introduces a principle-based framework centered on whether management has authorized and committed to funding the project, and whether it is probable that the project will be completed and the software will be used to perform its intended function. This amendment is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and entities are permitted to apply the new guidance in a prospective, modified or retrospective approach. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently evaluating this new guidance and its impact on its financial statement disclosures.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. This amendment is effective for fiscal years beginning after December 15, 2024, on a prospective basis and early adoption and retrospective application are permitted. The Company will adopt the relevant presentation requirements in its financial statement disclosures contained in its Annual Report on Form 10-K for the year ending December 31, 2025.

NOTE 2. Revenue

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dealer	$162,009	$159,513	$479,630	$481,171
OEM and National	16,180	17,014	49,096	48,149
Other	3,384	3,124	10,610	9,401
Total revenue	$181,573	$179,651	$539,336	$538,721

NOTE 3. Business Combinations

DealerClub Acquisition. In January 2025, the Company acquired all of the outstanding stock of DealerClub Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform that facilitates transparent and efficient transactions between automotive dealers (the "DealerClub Acquisition"). The total purchase consideration was $25.3 million. The Company expensed as incurred total acquisition costs of $0.2 million during the nine months ended September 30, 2025. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

The DealerClub Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2024.

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

Revolving Loan. As of September 30, 2025, $295.0 million was available to borrow under the Revolving Loan, and the Company had $55.0 million of outstanding borrowings. During the nine months ended September 30, 2025, the Company borrowed $10.0 million and made $15.0 million in cash payments on the Revolving Loan.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy, and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025	December 31, 2024
Fair value	$452.0	$456.6
Carrying value	455.0	460.0

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Debt Covenants. At each quarter-end, the Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under its Credit Agreement. As of September 30, 2025, the Company was in compliance with all such covenants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Aggregate purchase price	$19,300	$21,251	$63,944	$35,686
Shares repurchased	1,493	1,194	5,161	2,000
Average purchase price per share	$12.93	$17.81	$12.39	$17.85

NOTE 8. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the "Omnibus Plan"), which provides for the granting of new shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. On June 4, 2025, the Company held its 2025 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders approved amendments to the Omnibus Plan to increase the maximum number of shares of the Company's common stock, par value $0.01 per share, that may be issued under the plan by 4.0 million shares to a total of 22.0 million shares and extend the term of the Plan to June 4, 2035. See Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the SEC on August 7, 2025, for the Company's Amended and Restated Omnibus Incentive Compensation Plan.

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the nine months ended September 30, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,637	$16.52
Granted	2,830	11.62
Vested and delivered	(1,480)	16.17
Forfeited	(407)	14.90
Outstanding as of September 30, 2025 (1)	4,580	$13.75

(1)
Includes 441 RSUs that were vested, but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance over a one-year to three-year performance period related primarily to certain revenue, adjusted earnings before interest, income taxes, depreciation and amortization, cumulative adjusted net income per share targets and total shareholder return. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the nine months ended September 30, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	931	$16.37
Granted	542	12.94
Vested and delivered (1)	(245)	14.78
Forfeited	(44)	16.94
Outstanding as of September 30, 2025	1,184	$15.10

(1)
The actual amount of shares that become common shares outstanding as of the date of vesting and delivery will vary based on the attainment percentage of the relevant performance conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$7,658	$18,719	$12,654	$30,884
Basic weighted-average common shares outstanding	61,708	66,107	63,133	66,319
Effect of dilutive stock-based compensation awards (1)	1,362	1,559	711	1,271
Diluted weighted-average common shares outstanding	63,070	67,666	63,844	67,590
Earnings per share, basic	$0.12	$0.28	$0.20	$0.47
Earnings per share, diluted	0.12	0.28	0.20	0.46

(1)
There were 1,124 and 28 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2025 and 2024, respectively, and 1,548 and 34 potential common shares excluded from diluted weighted-average common

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

shares outstanding for the nine months ended September 30, 2025 and 2024, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Effective Tax Rate. The effective income tax rate for the nine months ended September 30, 2025, expressed by calculating the Income tax expense as a percentage of Income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the tax expense on stock-based compensation and nondeductible items.

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

NOTE 12. Subsequent Event

On October 14, 2025, the Company entered into a Security Agreement with an automotive technology solutions provider that is developing a new customer relationship management platform. As part of this agreement, the Company invested in an $8.0 million secured convertible note, which has a five-year maturity, accrues interest at 4.1% per annum and, upon conversion, contains options to purchase the remaining outstanding equity of the provider at the Company's option.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

our capital allocation strategy and prevent us from making debt service payments. In addition, changing or increasing interest rates, including the rates under our debt agreements, could adversely affect our business or financial condition.

For a detailed discussion of these risks and uncertainties, see "Part I, Item 1A., Risk Factors" and "Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 and our other filings filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$181,573	$179,651	$539,336	$538,721
Net income	7,658	18,719	12,654	30,884

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Traffic	156,220	154,219	1%	488,343	483,773	1%
Average Monthly Unique Visitors	25,454	24,547	4%	27,050	26,329	3%

	September 30, 2025	September 30, 2024	% Change	June 30, 2025	% Change
Dealer Customers	19,526	19,255	1%	19,412	1%
Monthly Average Revenue Per Dealer	$2,460	$2,478	(1)%	$2,435	1%

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

We define UVs in a given month as the number of distinct visitors that engage with our platform during that month. Visitors are identified upon first visit to an individual Cars.com property on an individual device/browser combination or installation of one of our mobile apps on an individual device. If a visitor accesses more than one of our web properties or apps or uses more than one device or browser,

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

each of those unique property/browser/app/device combinations counts toward the number of UVs. Traffic is defined as the number of visits to Cars.com desktop and mobile properties (responsive sites and mobile apps). We measure UVs and Traffic via RudderStack. These metrics do not include traffic to Dealer Inspire, D2C Media or DealerClub websites.

UVs increased 4% and 3% for the three and nine months ended September 30, 2025, respectively, and Traffic increased 1% for both the three and nine months ended September 30, 2025, primarily driven by increased marketing investment along with strategic shifts to our marketing mix and optimization of our visitor acquisition strategy. The nine months ended September 30, 2025 was also impacted by increased consumer demand in March and early April in anticipation of rising prices related to automotive tariffs.

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

Dealer Customers increased 1% from both September 30, 2024 and June 30, 2025 primarily due to an increase in marketplace customers.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the three months ended September 30, 2025, ARPD decreased 1% compared to the three months ended September 30, 2024, primarily due to changes in our customer and product mix.

For the three months ended September 30, 2025, ARPD increased 1% compared to the three months ended June 30, 2025, primarily due to marketplace repackaging, partially offset by changes in our customer mix.

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

Our long-term success will depend in part on our ability to continue to execute our platform strategy including continuing to create an engaged in-market audience, growing our dealer customers, expanding our relationship with dealers through greater adoption of our platform, unlocking cross selling opportunities, transforming our OEM relationships and creating platform advantages. We believe our core strategic strengths, including our powerful family of brands, growing high-quality audience and suite of digital solutions for advertisers, including artificial intelligence, will assist us as we navigate a rapidly changing automotive environment. Additionally, we are focused on equipping our customers with digital solutions to enable them to compete in an environment in which an increasing number of car-buying customers are shopping online. These solutions include online chat, vehicle financing, appraisal and valuation and instant guaranteed offer capabilities. The foundation of our continued success is the value we deliver to customers, and we believe that our large audience of in-market car shoppers and innovative solutions deliver significant value to our customers.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Dealer	$162,009	$159,513	$2,496	2%
OEM and National	16,180	17,014	(834)	(5)%
Other	3,384	3,124	260	8%
Total revenue	181,573	179,651	1,922	1%
Operating expenses:
Cost of revenue and operations	30,063	31,610	(1,547)	(5)%
Product and technology	27,580	29,223	(1,643)	(6)%
Marketing and sales	59,336	58,288	1,048	2%
General and administrative	24,325	21,511	2,814	13%
Depreciation and amortization	23,464	27,563	(4,099)	(15)%
Total operating expenses	164,768	168,195	(3,427)	(2)%
Operating income	16,805	11,456	5,349	47%
Nonoperating expense:
Interest expense, net	(7,631)	(8,028)	397	(5)%
Other income, net	1,528	21,111	(19,583)	(93)%
Total nonoperating (expense) income, net	(6,103)	13,083	(19,186)	***%
Income before income taxes	10,702	24,539	(13,837)	(56)%
Income tax expense	3,044	5,820	(2,776)	(48)%
Net income	$7,658	$18,719	$(11,061)	(59)%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions, AccuTrade and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% of total revenue for both the three months ended September 30, 2025 and 2024. Dealer revenue increased $2.5 million or 2%, primarily due to growth in solutions.

OEM and National revenue. OEM and National revenue largely consists of Cars Commerce Media Network products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% of total revenue for both the three months ended September 30, 2025 and 2024. OEM and National revenue decreased $0.8 million or 5%, which we believe is primarily due to temporary shifts in spending by certain OEM partners.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties and pay per lead products. Other revenue represented 2% of total revenue for both the three months ended September 30, 2025 and 2024. Other revenue increased $0.3 million or 8%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, pay per lead products and compensation costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% and 18% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Cost of revenue and operations decreased $1.5 million or 5%, primarily due to lower compensation expense.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses and other infrastructure costs. Product and technology expense represented 15% and 16% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Product and technology expense decreased $1.6 million or 6%, primarily due to lower compensation, including stock-based compensation.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, as well as bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 33% and 32% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Marketing and sales expense increased $1.0 million or 2%, primarily due to increased investment in marketing.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance, transformation and other exit costs and costs related to the write-off of assets. General and administrative expense represented 13% and 12% of total revenue for the three months ended September 30, 2025 and 2024, respectively. General and administrative expense increased $2.8 million or 13%, primarily due to third-party costs, partially offset by lower costs associated with our amended headquarters office lease.

Depreciation and amortization. Depreciation and amortization expense decreased $4.1 million or 15%, primarily due to certain intangible assets being fully amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net decreased $0.4 million or 5%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

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

Income tax expense. The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax expense on nondeductible items.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation did not have a material impact on our income tax expense for the three months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for the year ending December 31, 2025.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Results of Operations

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Dealer	$479,630	$481,171	$(1,541)	(0)%
OEM and National	49,096	48,149	947	2%
Other	10,610	9,401	1,209	13%
Total revenue	539,336	538,721	615	0%
Operating expenses:
Cost of revenue and operations	91,549	92,602	(1,053)	(1)%
Product and technology	84,692	84,891	(199)	(0)%
Marketing and sales	177,318	177,664	(346)	(0)%
General and administrative	71,890	67,348	4,542	7%
Depreciation and amortization	75,376	82,499	(7,123)	(9)%
Total operating expenses	500,825	505,004	(4,179)	(1)%
Operating income	38,511	33,717	4,794	14%
Nonoperating expense:
Interest expense, net	(22,943)	(24,458)	1,515	(6)%
Other income, net	3,869	32,498	(28,629)	(88)%
Total nonoperating (expense) income, net	(19,074)	8,040	(27,114)	***%
Income before income taxes	19,437	41,757	(22,320)	(53)%
Income tax expense	6,783	10,873	(4,090)	(38)%
Net income	$12,654	$30,884	$(18,230)	(59)%

*** Not meaningful

Dealer revenue. Dealer revenue represented 89% of total revenue for both the nine months ended September 30, 2025 and 2024. Dealer revenue decreased $1.5 million, primarily due to marketplace and media, as a result of lower average dealer count during the first half of 2025 and changes in our customer mix. These decreases were partially offset by continued growth in solutions.

OEM and National revenue. OEM and National revenue represented 9% of total revenue for both the nine months ended September 30, 2025 and 2024. OEM and National revenue increased $0.9 million or 2%, primarily due to increased OEM spending to raise consumer awareness earlier in the year.

Other revenue. Other revenue represented 2% of total revenue for both the nine months ended September 30, 2025 and 2024. Other revenue increased $1.2 million or 13%.

Cost of revenue and operations. Cost of revenue and operations expense represented 17% of total revenue for both the nine months ended September 30, 2025 and 2024. Cost of revenue and operations decreased $1.1 million or 1%, primarily due to lower compensation expense, partially offset by higher third-party costs associated with certain products driven by slight shifts in product mix.

Product and technology. Product and technology expense represented 16% of total revenue for both the nine months ended September 30, 2025 and 2024. Product and technology expense decreased $0.2 million, primarily due to lower compensation and third-party costs, partially offset by incremental costs related to the acquisition of DealerClub Inc. ("DealerClub"). For more information related to the acquisition, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Marketing and sales. Marketing and sales expense represented 33% of total revenue for both the nine months ended September 30, 2025 and 2024. Marketing and sales expense decreased $0.3 million, primarily due to changes in our marketing investment and lower bad debt expense, partially offset by higher compensation, including stock-based compensation.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

General and administrative. General and administrative expense represented 13% of total revenue for both the nine months ended September 30, 2025 and 2024. General and administrative expense increased $4.5 million or 7%, primarily due to higher severance-related costs and third-party costs, partially offset by lower costs associated with our amended headquarters office lease.

Depreciation and amortization. Depreciation and amortization expense decreased $7.1 million or 9%, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by accelerated depreciation associated with our amended headquarters office lease.

Interest expense, net. Interest expense, net decreased $1.5 million or 6%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation did not have a material impact on our income tax expense for the nine months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for the year ending December 31, 2025.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facility. We believe our positive operating cash flow, along with our Revolving Loan, provide adequate liquidity to meet our business needs for the next twelve months and beyond, including those for investments, debt service, share repurchases, contingent consideration payments and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of September 30, 2025, Cash and cash equivalents were $55.1 million and including our undrawn Revolving Loan, our total liquidity was $350.1 million.

Indebtedness. As of September 30, 2025, the outstanding aggregate principal amount of our indebtedness was $455.0 million, at an average interest rate of 6.3%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $55.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.1%.

During the nine months ended September 30, 2025, we borrowed $10.0 million and repaid $15.0 million on our Revolving Loan. As of September 30, 2025, $295.0 million was available to borrow under the Revolving Loan. At each quarter-end, we are subject to certain net leverage ratio and interest coverage ratio financial covenants under our Credit Agreement. As of September 30, 2025, we were in compliance with all such covenants. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2025, we repurchased and subsequently retired 5.2 million shares for $63.9 million at an average price paid per share of $12.39.

Earnouts.

•
As part of the D2C Media acquisition, we may be required to pay additional cash consideration to certain former owners who are now employees of Cars Commerce based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ future achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. In April 2025, we paid CAD$15.0 million (approximately USD$10.8 million) associated with the earnout for the year ended December 31, 2024. For the year ending December 31, 2025, we may expense up to CAD$15.0 million (approximately USD$10.8 million as of September 30, 2025) associated with the remaining portion of the earnout.
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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Cash Flows. Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$114,521	$122,517	$(7,996)
Investing activities	(35,320)	(19,034)	(16,286)
Financing activities	(74,566)	(93,055)	18,489
Effect of exchange rate changes on Cash and cash equivalents	(236)	(53)	(183)
Net change in Cash and cash equivalents	$4,399	$10,375	$(5,976)

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2025 decreased as compared to the nine months ended September 30, 2024 primarily due to an increase of $7.8 million of earnout payments related to the D2C acquisition, as well as lower Net income and the related adjustments on the Consolidated Statement of Cash Flows. For further information, see the Consolidated Statements of Cash Flows included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Investing Activities. The increase in cash used in investing activities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to the impact of the DealerClub Acquisition, partially offset by the proceeds collected from the sale of the RepairPal equity investment in the current year.

Financing Activities. During the nine months ended September 30, 2025, cash used in financing activities was primarily related to repurchases of common stock, tax payments made in connection with the vesting of certain equity awards and net debt repayments. During the nine months ended September 30, 2024, cash used in financing activities was primarily related to repurchases of common stock, payments of contingent consideration, debt repayments and tax payments made in connection with the vesting of certain equity awards. For information related to our debt, repurchases of common stock and contingent consideration, see Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q, and "Liquidity and Capital Resources" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Subsequent Event. On October 14, 2025, we entered into a Security Agreement with an automotive technology solutions provider that is developing a new customer relationship management platform. As part of this agreement, we invested in an $8.0 million secured convertible note, which has a five-year maturity, accrues interest at 4.1% per annum and, upon conversion, contains options to purchase the remaining outstanding equity of the provider at our option.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, there have been no changes to our critical accounting policies.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our stock repurchase activity for the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1 through July 31, 2025	370,443	$12.76	370,443	$210,442
August 1 through August 31, 2025	516,200	12.69	516,200	203,891
September 1 through September 30, 2025	606,484	13.23	606,484	195,869
	1,493,127		1,493,127
(1)
The total number of shares purchased and subsequently retired and the average price paid per share reflects shares purchased pursuant to the share repurchase program. Our stock repurchases may occur through open market purchases or through privately negotiated transactions.
(2)
On February 27, 2025, we announced that our Board of Directors authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors including price. The share repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any dollar amount or particular amount of shares.
(3)
The amounts presented represent the remaining dollar amount of shares of our common stock that may be repurchased under the share repurchase program at the end of each month.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

On September 15, 2025, Sonia Jain, Chief Financial Officer of Cars.com Inc. (the "Company"), adopted a trading plan to sell shares of the Company's common stock (the "Plan") intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Plan, a maximum of 14,818 shares of the Company's common stock may be sold. The Plan will remain in effect until the earlier of (1) March 17, 2026, (2) the date on which all trades set forth in the Plan have been executed, or (3) such time as the Plan is otherwise terminated or expires according to its terms. The purpose of the Plan is primarily for additional tax withholdings.

No other "officer" (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated a "Rule10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

* Filed herewith.

** Previously filed.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cars.com Inc.

Date: November 6, 2025	By:	/s/ T. Alex Vetter
T. Alex Vetter
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer