Form 10-K
period 2025-12-31
Cars.com Inc.
filed 2026-02-26
CIK 1683606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $725,620,471 based on the closing sale price of common stock on such date of $11.85 per share on the New York Stock Exchange.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2026 was 58,636,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on or about June 3, 2026, are incorporated by reference into Part III of this Report.

i

PART I

Note About Forward-Looking Statements. This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as "believe," "expect," "project," "anticipate," "outlook," "intend," "strategy," "plan," "estimate," "target," "seek," "will," "may," "would," "should," "could," "forecasts," "mission," "strive," "more," "goal" or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, condition of the global supply chain, fluctuating fuel prices, interest rate environment, inflationary pressures and other factors we think are appropriate. Such forward-looking statements, while considered reasonable by Cars.com Inc. ("we" or the "Company") and its management, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements in making investment decisions. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. For a detailed discussion of many of these and other risks and uncertainties, see "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

Item 1. Business. Cars.com Inc. (NYSE:CARS) is a trusted audience-powered and data-driven technology platform that simplifies buying and selling cars. The flagship Cars.com marketplace connects millions of consumers to dealerships across the U.S., powering the car buying experience with artificial intelligence ("AI") shopping tools and comprehensive vehicle reviews and content. Our interconnected ecosystem of products enables dealers and OEMs to sell more cars by efficiently leveraging our marketplace, dealer websites, trade and appraisal tools and proprietary in-market media solutions. Learn more at www.carscommerce.inc.

Our premier automotive marketplace, Cars.com, empowers shoppers with the data, resources and digital tools they need to make informed buying decisions and seamlessly connect with automotive retailers. We also equip dealerships and OEMs with innovative solutions and data-driven intelligence to better reach and influence our 26 million average monthly shoppers. Not only does our marketplace drive ready-to-buy customers to the dealership, we believe our interconnected ecosystem of products also allows dealerships to operate more efficiently by facilitating a faster and easier car buying and selling experience.

The strength of our products and solutions has attracted approximately 19,500 franchise and independent dealer customers across the U.S. and Canada to our platform. Approximately 80% of our dealer customers subscribe to either the Cars.com marketplace or the marketplace and additional interconnected solutions, with our remaining customers subscribing to standalone digital website solutions. In addition, substantially all OEMs selling vehicles in the U.S. and Canada do business with us today.

For Consumers. Buying a car is one of life’s most significant and researched decisions. Consumers are challenged with makes, models and trim-levels, opaque, yet negotiable prices, and gaps in the online-to-offline shopping experience, all of which add complexity to an often overwhelming decision-making process. Shoppers desire a more streamlined, simplified and trustworthy automotive retail experience. We help car shoppers cut through the noise with AI-powered features designed to move them confidently from search to signature.

We believe our marketplace functions as a definitive resource for car shoppers. We are known for the depth and scale of our listings and reviews, as evidenced by our over 4.6 million monthly unique VINs and over 16 million consumer reviews as of December 31, 2025. In addition, our expert editorial content, including news and research publications, aid shoppers in their purchase journey. We also allow consumers to better understand cost of ownership from the convenience of their home with financing tools and vehicle trade-in values. Overall, our consumer experience is focused on reducing friction and improving speed to purchase through pricing, comparison shopping, research and communication tools that empower shoppers.

For Customers. Our platform provides local dealers, OEMs, dealer groups and auto-adjacent companies a variety of digital and media solutions to improve their marketing and operational efficiency. Dealers and OEMs particularly value our marketplace for the opportunity to connect with our in-market audience of 26 million average monthly users in 2025. We complement our marketplace products with digital solutions, including websites and trade and appraisal technology, in-market media solutions. For example, U.S. website customers that also have a marketplace subscription see approximately 45% more connections to their website, in addition to the associated marketplace leads they receive, as compared to those without marketplace. Importantly, we believe that many of the tools we have built for consumers, particularly those that support trade-in valuation, benefit our dealer customers and OEMs by enhancing consumer trust and reducing points of friction that can often arise in the purchase journey.

Industry Dynamics. As an audience-driven technology company, we are focused on helping our customers, primarily automotive dealerships, drive profitable vehicle sales. Consumer expectations on their digital purchase journey have only increased. As a result, some dealers seek to invest more in their websites and technology solutions to drive operational efficiency, while supporting shoppers in their preferred purchase channels (i.e., online, in person or both). We believe we are the first truly integrated marketplace-centric platform, providing a comprehensive suite of sales-oriented products and solutions that support dealers' local retail operations.

Products. Our interconnected product suite is organized around four core capabilities: Marketplace, Digital Experience, Media Solutions and Trade & Appraisal.

•
Marketplace. Central to our platform is Cars.com, the most recognized automotive marketplace brand, which we believe serves a critical role as a trusted and neutral third-party marketplace connecting consumers, dealers and OEMs to drive automotive retail at scale. We enabled dealers and OEMs to professionally merchandise their inventory to our 26 million average monthly shoppers in 2025. Importantly, the majority of our traffic comes to us organically so that we provide our customers with a truly complementary and unduplicated audience. We offer dealers packages that include reputation management technology and digital financing tools, with additional functionality like media solutions, for our upper-tier packages. Notably, dealers purchasing these upper-tier packages typically experience a double-digit improvement in leads per listing. We continue to add new consumer features, such as CarsonTM, to our marketplace. CarsonTM , which launched in 2025, provides consumers with an AI-powered natural language search experience. Shoppers utilizing CarsonTM generate two times more leads than other shoppers.
•
Digital Experience. We operate dealer websites in both the U.S. and Canada as an endorsed website provider by substantially all OEMs. These website hosting and related solutions transform automotive retail processes by making them faster, easier and smarter from search to signature. Built on a customizable platform and designed with user behavior data, we believe our websites are set apart by the advanced technologies that drive modern consumers toward purchase decisions. Today, we host the digital storefronts (websites) for approximately 7,700 dealers in the U.S. and Canada.
•
Media Solutions. Our exclusive automotive media solutions enable local and national customers alike to reach proven in-market consumers. Whether on or off our Cars.com related properties, OEMs and dealers advertising with our media solutions experience increased consumer engagement as seen throughout the digital shopping experience. For example, when an OEM partner purchased a prominent advertising sponsorship in 2025, we observed increased consumer engagement on Cars.com (searches and vehicle page views), traffic to the OEM's dealers' websites, and a double-digit lift in conversions on those dealer websites during the sponsorship period. Our media solutions include:
o
Cars Social. Cars Social enables dealers, OEMs and other national advertisers to target and serve native advertisements displaying real-time inventory to in-market car shoppers on Facebook, Instagram and other social media platforms by leveraging our valuable audience data.
o
VIN Performance Media. VIN Performance Media utilizes advanced machine-learning to optimize all aspects of a media campaign, including audience targeting, real-time inventory and ad placement across search, social, and display.
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
•
Trade & Appraisal. AccuTrade helps dealers manage inventory life-cycle from appraisal to exit to maximize dealer profitability. Gross profit begins at the time of appraisal by leveraging retail and wholesale demand data and diagnostic scans to determine the right trade-in offer for a VIN in minutes. Through this solution, dealers gain access to high quality used vehicle inventory and experience improved profitability by avoiding reconditioning costs of approximately $800 on average per vehicle acquisition. AccuTrade's rich dataset then determines the best retail or wholesale exit strategy for each vehicle. The dealer can choose to retail the vehicle on our Cars.com marketplace or wholesale their vehicle on DealerClub. And for dealers choosing to wholesale the vehicle, we have a click-to-list option to DealerClub, the first reputation-based, dealer-to-dealer digital auction that brings trust to wholesale auctions via transparent pricing and buyer and seller reviews.

We believe this helps minimize arbitration disputes and title issues, ultimately improving overall profitability per wholesale transaction.

Our Strengths and Competitive Advantages. We are focused on simplifying car buying and selling by eliminating complexity and increasing transparency throughout the local retail experience, where sales and service are best facilitated. Our platform brings our industry leading marketplace together with innovative digital and media solutions which we believe creates frictionless shopping experiences for consumers and our customers. Led by our product first innovation strategy, industry-leading brand, high-quality audience and differentiated technology solutions, we are executing on our vision to be essential to the success of the automotive industry which we believe will drive accelerated growth in our subscription based revenue and cash flow.

A powerful suite of brands delivering integrated digital and media solutions that enable our platform strategy. Our suite of brands includes our flagship Cars.com integrated marketplace, digital retailing and media solutions that define our platform strategy and make us essential to the automotive industry. We believe our solutions seamlessly connect buyers and sellers wherever they are in their vehicle shopping journey. Our integrated platform helps sellers expand their consumer influence and engagement across the entire purchasing journey, ultimately increasing sales, creating operational efficiencies and improving profitability. For instance, dealers that subscribe to our trade and appraisal tools as well as our Cars.com marketplace have approximately 70% more marketplace leads, in addition to their Instant Offer leads.

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

In 2025, we had 26 million average monthly unique visitors that visited our marketplace a total of over 600 million times. Leveraging industry-leading brand recognition, we capture the majority of our traffic organically. Cars.com serves as a premier consumer resource, combining expert editorial content with easy-to-use tools such as Best Match™ and Carson™. Over the past 25 years, we have made more than half a billion connections between car shoppers and sellers.

According to a recent Cars.com survey, over 80% of our audience is in-market to buy a car, compared to a fraction of the general population. The average time for a shopper to purchase a car is approximately two months, and approximately 60% of the Cars.com audience plans to buy within the next two months.

Asset light business model with a diversified revenue base, attractive cash flow and strong balance sheet. We generate approximately 80% of our revenue via subscription-based solutions, creating a dependable recurring revenue stream across our diversified mix of marketplace subscription advertising packages, digital solutions, and media. Our customer concentration is also limited, as each month, we generate an average monthly revenue per dealer of over $2,400 during the fourth quarter from across our approximately 19,500 dealers.

Our asset light business model drives significant net operating cash flow, in excess of $135.0 million in each of the last three years, resulting in substantial liquidity and financial flexibility, which enables us to invest in innovation, pursue strategic growth opportunities and maintain a healthy balance sheet with modest leverage.

Competition. We compete with other companies to attract consumers and customers to our marketplace, digital experience, trade and appraisal, and media solutions. Our direct competitors are online automotive marketplaces, such as CarGurus, AutoTrader and TrueCar. We also compete with other automotive websites, such as CARFAX, Edmunds and Kelley Blue Book. We also compete with dealer software and marketing services providers such as Cox Automotive and DealerOn. Additionally, we compete for consumer audience with platforms, such as internet search engines, generative AI chat engines, online dealerships, social media marketplaces and online consumer marketplaces.

•
Competition for Consumers. We compete for consumer visits with other online automotive marketplaces, OEM websites, free listing services, general search engines, generative AI chat engines, social media and dealer websites. We compete for shopper traffic primarily on the basis of the quality of our consumer experience. We believe our consumer experience compares favorably due to the scale of our vehicle listings, the content and unbiased transparency of the information we provide on vehicles, pricing and dealers, as well as the intuitive nature of our user interface, sophisticated search tools and algorithms and our mobile user experience, among other factors.

•
Competition for Dealers. We compete for dealers’ marketing budget with offline customer acquisition channels, software and solutions spend, other online automotive marketplaces, dealers’ own customer acquisition efforts on search engines and other internet sites that attract consumers searching for vehicles. We compete primarily on the basis of the return on investment ("ROI") to the customer that our marketplace, solutions and data insights provide in the form of increased profitability and improved inventory turn time. We leverage our expansive, engaged audience and proprietary data to maintain a distinct competitive advantage. We believe by connecting well-informed consumers with dealers through these insights, we ensure a superior ROI that is both consistent and measurable.

•
Competition for OEMs and other advertisers. We compete for a share of OEMs' and other advertisers total marketing budgets which include traditional media, such as television, radio, print media, and billboards, as well as digital media, such as media sites, other marketplaces, search engines and social media sites, among others. We compete for advertising spend based on the marketing ROI that our products provide. We believe we are in a favorable market position due to our large, in-market consumer audience, high consumer engagement and the effectiveness and relevance of our advertising products.

Intellectual Property. We take a strategic approach to intellectual property management by protecting our intellectual property and brands through a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents as appropriate. We have registered and unregistered U.S. and international trademarks, service marks, patents, domain names and copyrights. The duration of the protection afforded to our intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction. We protect our intellectual property rights by relying on federal, state and common law rights, including registration in the U.S. and applicable foreign jurisdictions. In addition, we seek to protect our proprietary information by entering into confidentiality and invention assignment agreements with our employees and confidentiality agreements with consultants, contractors and business partners. We also seek to control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile applications and websites.

Regulatory Matters. Various aspects of our business and the solutions we offer are or may be subject to an expanding and evolving range of local, state, federal and international regulations. The advertising and sale of new or used vehicles is highly regulated by the states in which we do business. Although we do not sell vehicles, the dealers from which we derive a significant portion of our revenue do and are subject to these regulations. Moreover, state regulatory authorities or other third parties could take and, on some occasions, have taken the position that some of the regulations applicable to dealers or to the manner in which vehicles are advertised and sold generally are directly applicable to our business model. Additionally, our business is directly subject to laws, regulations and standards regarding consumer communications, marketing and advertising activities conducted by telephone, email, mobile devices and the internet, such as the Telephone Consumer Protection Act, the CAN-SPAM Act and similar state consumer protection laws. Our digital solutions products may also be subject to laws and regulations governing accessibility, intellectual property ownership, obscenity, libel, privacy and AI among other issues.

In addition, we are subject to local, state and federal laws and regulations in the United States and internationally relating to privacy policies and obligations as well as our obligations regarding the personal information we collect, use, share, store and disclose. We strive to comply with industry standards and all applicable laws, regulations, policies, and legal obligations relating to privacy and data protection (including those imposed by comprehensive state consumer privacy laws, which are constantly evolving and increasing in number). We are also subject to our privacy policies and privacy-related obligations to third parties.

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

Human Capital. The foundation of our business is our employees. As of December 31, 2025, we had approximately 1,700 full-time, part-time, seasonal and temporary employees. We are committed to the highest standards of integrity, inclusion and responsible business practices. Our commitment to build a culture and business that cares about our employees, customers, industry and communities is a part of who we are. Fundamental to these commitments are our company values:

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

We believe our highly innovative and collaborative teams are one of our biggest differentiators and the most important investment we can make. In order to attract and retain exceptional talent in pursuit of our mission to simplify everything about buying and selling cars, we offer competitive benefits, including market-competitive compensation, an Employee Stock Purchase Plan, a virtual first work environment, healthcare, paid time off, parental leave, adoption assistance, retirement benefits, tuition assistance, volunteer hours, employee skills development and leadership development.

We recognize the value of a workforce with varied backgrounds, opinions, perspectives and personal and professional experiences. As a result, we strive to foster a culture of inclusion that ensures our workplace appreciates the views and ideas of all. We also monitor employee satisfaction and engagement by conducting periodic surveys that are reviewed and, when appropriate, acted upon by our executive management team and shared with our Board of Directors. These surveys are an important way for us to identify areas where we can improve.

None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Available Information. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as well as proxy statements and amendments to those reports are available free of charge at https://investor.cars.com as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). In addition, the SEC maintains a website (http://www.sec.gov) that contains information we electronically file with, or furnish to, the SEC. Information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Substantially all of our revenue is generated from subscription products offered to automotive dealers and other customers in or adjacent to the automotive industry. Our business may be negatively affected during times of low automobile sales, low dealer inventory due to production shortages or delays and high unemployment.

A number of economic and market conditions drive changes in automobile sales, including disruptions in the new automobile supply chain, consumer demand for new vehicle models, the availability and prices of new and used automobiles, unemployment and inflation levels, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence and other factors affecting demand for vehicles, government shutdowns, political unrest or uncertainty, the occurrence of contagious disease or illness, barriers to trade, new OEM entrants into markets and other global economic conditions. Decreases in consumer demand could adversely affect the market for automobile purchases and, as a result, reduce the number of consumers using our platform.

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

In addition, a decrease in market demand caused by longer vehicle ownership, self-driving technology, ride sharing, transportation networks and other fundamental changes in transportation could impact the demand for new and used automobiles. Disruptions in the new vehicle market can have delayed and prolonged effects on the used vehicle market, adversely affecting used vehicle availability, pricing and dealer inventory levels for several years following the initial disruption. More recently, instability in electric vehicle manufacturing—including production delays, shifting OEM strategies and vehicle program cancellations—has created additional uncertainty for dealers and has contributed to inventory issues. A reduction in the number of automobiles purchased by consumers could adversely affect automobile dealers and car manufacturers and consequently lead to reduced spending on our digital marketing services and solution offerings. Further, OEM production shortages, supply chain disruptions and inventory shortfalls could adversely impact automobile dealers and also reduce spending on our digital marketing services and solution offerings. Though our current customer bases, revenue sources and operations are substantially limited to the United States and Canada, our business may be negatively affected by challenges in the global automotive ecosystem and other macroeconomic issues.

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

Although the automotive retail industry is fragmented, a relatively small number of OEMs, dealership associations and their program administrators exert significant influence over the market acceptance of certain automotive products and services due to their concentrated purchasing activity, the visibility of their endorsement or recommendation of specific products and services, their provision of co-operative advertising money to dealers and OEMs' ability to define technical standards and certifications and marketing guidelines. For example, many of our website solutions are provided pursuant to OEM-designated endorsements or preferred vendor programs. While automotive dealers are generally free to purchase the solutions of their choosing, if an OEM has endorsed or certified a provider of products or services to its associated franchised dealers and if our solutions lack such certification or endorsement, adoption or retention of our products and services could be materially impaired. In addition, instead of using our solutions, OEMs may begin to require that consumers and dealerships use OEM-created solutions which could also materially reduce the adoption or retention of our products and services.

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

We believe that maintaining and increasing the strong recognition of our brands, including Cars.com, is critical to our future success. Our brand drives traffic to our websites and applications. The Cars.com brand attracts a large base of in-market car shoppers by offering credible and easy-to-understand information from experts and other consumers regarding new and used vehicle listings. The Cars.com website and its consumer audience is the starting point of our business flywheel. Dealers, OEMs, and other customers rely on the strength of the Cars.com brand and the brand recognition of our innovative digital marketing services and solutions offerings to drive results for their businesses. To grow our business, we must maintain, protect and enhance our brands. Otherwise, we may be unable to expand our base of consumers and customers, or increase the frequency with which such constituents use or purchase our solutions. Expanding the business will depend, in part, on our ability to maintain the consumer and customer trust in our solutions and services and the quality and integrity of the listings and other content found on the Cars.com sites and mobile applications. There is no guarantee that we can maintain or enhance our brands, and failure to do so would harm our business growth prospects and operating results. In addition, complaints or negative publicity about our business practices and culture, including our solutions, technologies, sales practices, management team, employees, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, third-party content and conduct on websites, customer service and other aspects of our business could diminish confidence in and the use of our services. If we experience negative publicity, or if consumers perceive that content on the Cars.com sites or mobile applications is not reliable, our reputation, the value of our brands and traffic to our sites and mobile applications could decline.

Our increased operations in Canada involve risks that may differ from, or are in addition to, our domestic operational risks.

Increasing our operations in Canada, including as a result of the 2023 stock acquisition of D2C Media, may subject us to different risks or increase our exposure in connection with current risks, including risks associated with local consumer behavior; increased competition from local providers; and compliance with applicable foreign laws and regulations, including different data privacy, employment, commercial and liability standards and regulations and intellectual property laws. Additionally, we are exposed to foreign currency risk, primarily from its investments in its subsidiaries that operate in Canada. Our ability to successfully operate in Canada requires resources, given the different languages, cultures, legal systems and commercial infrastructures. Increased operations in Canada involve risks that could impact our operations and affect our business and potential growth.

The increased use, development and regulation of generative AI, including generative AI and agentic AI technologies, could materially and could materially and adversely affect our business, results of operations and financial condition.

AI technologies are rapidly evolving and increasingly being adopted by consumers, automotive manufacturers, dealers, our competitors, technology platforms and third-party service providers. These technologies may significantly change how consumers search for, evaluate and purchase vehicles, how automotive advertising is delivered and measured and how digital marketplaces operate. AI-powered search engines, digital assistants and other platforms may enable consumers to obtain vehicle information, pricing comparisons, dealer information, recommendations and purchasing guidance without visiting third-party marketplaces or websites. If consumers increasingly rely on AI technologies that provide answers directly—rather than directing traffic to our websites or mobile applications—traffic to our platforms, lead volumes, advertising inventory and subscription value to dealers and OEMs could decline, which could materially adversely affect our revenue.

In addition, competitors, OEMs, dealers or other third parties may use AI to replicate, enhance or replace functionality currently provided by our platforms, including vehicle listings, pricing analysis, editorial content, lead generation tools and valuation products. If we are unable to develop, deploy or integrate AI-enabled features at a pace that meets customer expectations, or if our AI-enabled solutions are perceived as less effective or less reliable than those of competitors, our competitive position, customer retention and growth prospects could be harmed. AI systems may produce inaccurate, misleading or otherwise flawed outputs. If AI-generated outputs are relied upon by consumers, dealers or OEMs and are perceived as unreliable or inconsistent with consumer and customer expectations, our reputation, brand value and customer relationships could be harmed.

The development and deployment of AI technologies also involve significant costs and risks. Implementing AI-enabled solutions may require substantial investment in data infrastructure, computing resources, third-party technologies and specialized personnel, and such investments may not result in improved products, operational efficiencies or increased revenue. The legal and regulatory environment governing AI is rapidly evolving. Laws, including recently-enacted state laws, proposed laws and recent Executive Orders addressing regulation and policies related to AI may create inconsistent compliance obligations, which may be costly, challenging and difficult to resolve. Existing laws and regulations relating to data privacy, intellectual property, consumer protection, advertising practices and algorithmic decision-making are also increasingly being interpreted or applied in new ways to AI-enabled products. Compliance with such requirements could increase our costs, limit our ability to use data effectively or require changes to our products or business practices, or, if we fail to comply, it could expose us to fines, penalties and litigation. If we are unable to effectively manage the operational, competitive, regulatory and reputational risks associated with AI, our business, financial condition and results of operations could be materially and adversely affected.

We rely in part on Internet search engines and mobile application stores to drive traffic to the Company's sites and increase downloads of our mobile applications. If the Company's sites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com properties and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.

We depend, in part, on Internet search engines to drive traffic to the Company's sites. For example, when a consumer searches for the make and model of a specific automobile or a generic phrase, such as "used cars for sale near me," using an Internet search engine, we rely on a high organic search ranking of the Cars.com site in these search results to drive consumer traffic. However, our ability to maintain these high search result rankings is not fully within our control. For example, our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than us, or Internet search engines could revise their methodologies with or without knowledge in a way that would adversely affect our search result rankings. The Company's sites have experienced both positive and negative fluctuations in search result rankings in the past, and it is anticipated that similar fluctuations will occur in the future.

Internet search engines or other platforms, including AI-powered search and answer engines, may provide vehicle information directly to consumers without referring them to our platforms. Additionally, new technologies could affect how search results are ranked, or whether our search results appear at all, despite our search optimization efforts. Consumer transition to such new technologies could adversely affect our search results or traffic to our mobile applications.

If Internet search engines or mobile application download stores modify their search algorithms, or if new developments in technology continue to evolve, such as generative AI, in each case, in ways that negatively impact traffic to the Company's sites or Cars.com mobile applications, or if the search engine or mobile application store optimization efforts of our competitors are more successful than our own efforts, overall growth in our consumer base could slow or the consumer base could decline. In addition, if search engines or app stores prioritize their own products or those of our competitors, or if AI-driven assistants become a primary navigation tool for consumers, traffic and conversion on our platforms could decline.

We rely on in-house content creation and development to drive organic traffic to the Company's sites and mobile applications.

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

If we are unable to continue providing the same level of high-quality, unique consumer content, organic traffic across Cars.com properties and mobile applications could decrease. Such a decrease may lead to dealers receiving fewer indications of consumer interest through leads generated by the Cars.com marketplace and recognizing less value for their digital advertising spend. As a result, dealers may decide not to continue to list their vehicles on the Cars.com marketplace. Similarly, decreased organic traffic due to a reduction in unique content may cause national customers such as OEMs to shift their digital advertising spend to sites with higher traffic. Decreased traffic from in-house content could also result in increased spend in paid channels, which would result in higher sales and marketing expenses. Further, the increased adoption of generative AI for content creation may impact how consumers value our editorial content and their need for our marketing services. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.

Certain of our third-party service providers and customers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect materially adverse effect on our business.

In November 2021, we acquired the stock of CreditIQ, Inc., a privately held, automotive financial technology platform that provides instant online loan screening and approvals to facilitate online car buying. Although we do not provide financial products, we have entered into agreements with partners and customers to provide a marketplace, automobile financing products to our consumers, including products that may involve a credit application or access to consumer credit scores. Our partners may be subject to extensive federal and state laws and regulations related to the provision of financial services. We cannot guarantee that relevant regulatory authorities or third parties will not take the position that some of the regulations applicable to financial product providers, or to the manner in which such products are advertised or sold, apply to our platforms or business. If our products or services are determined to fall within the scope of those laws or regulations, we or our partners may be required to implement new measures to comply with these laws and regulations, which could be costly, or be required to discontinue or limit the offering of certain products or services in affected jurisdictions. Additionally, if our products or services are determined not to comply with relevant regulatory requirements, we or our partners could be subject to possibly significant civil and criminal penalties, including fines, or the award of significant damages in class action or civil litigation, as well as orders interfering with our ability to continue providing our products and services in certain jurisdictions. Even without a determination that our products or services fall within the scope of these laws or regulations, if any of our current or prospective partners are uncertain about the applicability of those laws and regulations to our business, the partners may terminate their business with us, or we could have difficulty attracting new partners, which would adversely affect our future growth. Any or all of these adverse effects could result in substantial negative publicity, increased regulatory scrutiny, decreased revenues, increased expenses and decreased profitability.

Risks Related to Environmental Laws and Climate Change Impacts

Our business may be affected by climate change, including physical risks and regulatory changes that may increase our operating costs and impact our ability to deliver services to our customers.

Climate change poses both physical and transitional risks to our business, which may affect our operations, financial performance and reputation. We conducted a climate risk assessment to better understand the types of climate-related risks that are most salient for our business. This assessment reviewed our exposure to these risks as well as the systems in place to manage these risks. During the climate risk assessment, we identified a series of climate-related challenges that may pose material, financial risks to our business operations and financial performance. These include physical risks from extreme weather events such as floods, droughts, wildfires and storms, which can damage our assets and disrupt our operations. Additionally, transition risks include the shift to a low-carbon economy which may affect the demand for our products and services.

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Some investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to our business, including climate change and greenhouse gas ("GHG") emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press releases and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve our goals, further its initiatives, adhere to its public statements, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

If we do not adapt to automated buying strategies, our display revenue could be adversely affected.

The majority of the OEM display advertising purchased by our national, regional and related customers (e.g., insurance and finance customers) is still done manually via insertion orders. However, customers have recently shifted away from buying media directly from premium publishers and increasingly are buying their target audiences via ad exchanges across the broader Internet. While we are developing new programmatic ad products and have redesigned our ad delivery technology stack, we may not adapt quickly enough and may lose display advertising revenue as a result. Due to the concentrated number of OEM and national customers, our OEM and national advertising business can be materially impacted by shifts in media strategy, marketing strategies, agency changes and our customer’s financial results. These changes may occur independent of the products and value we are providing to those customers. In addition, the increasing use of ad blockers may reduce the quantity or types of display ads and the shift away from the use of third-party cookies may impact the information collected for advertisements.

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

We may also be unable to obtain financing necessary to complete acquisitions on attractive terms or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Future equity financings could also decrease our net income per share and the benefits derived from such new ventures or acquisitions might not outweigh or exceed their dilutive effect. Any additional debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities.

Risks Related to Technology

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately.

Our information technology systems are critically important to operating our business efficiently and effectively. Our brand, reputation and ability to attract consumers and customers depend on the reliability of our technology platforms and the ability to continuously deliver content. Interruptions in our information technology systems, whether due to system failures, cybersecurity incidents, computer viruses, physical or digital break-ins, capacity constraints, power outages, local or widespread Internet outages, telecommunication breakdowns or other uncontrollable events, could affect the security or availability of products on our sites or our mobile applications or prevent or inhibit the ability of consumers to access our marketplace, websites or other products. The failure of our information technology systems to perform as anticipated could disrupt our business and result in transaction errors, processing inefficiencies, decreased use of our sites or mobile applications and loss of traffic, customers and revenue. Moreover, we strive to continually upgrade and enhance our technology. The failure to complete an upgrade or enhancement as planned, or an unexpected result of a technology upgrade, could affect the security or availability of our products and services and could lead to loss of traffic, customers and revenue. A cybersecurity incident or other disruption could also trigger enhanced regulatory scrutiny and disclosure obligations, including under SEC cybersecurity incident reporting requirements, and could result in reputational harm, litigation, enforcement actions, remediation costs, business interruption and loss of revenue. Additionally, our reliance on third-party cloud, hosting, communications, payments and other service providers increases the risk that a disruption, outage or security incident at a third party could adversely affect our operations, and we may have limited ability to control or remediate such incidents. Although we have undertaken measures intended to protect the safety and security of our information technology systems and the information technology systems of our third-party providers and the data therein, there can be no assurance that disruptions, failures and cybersecurity incidents will not occur or, if they do occur, that they will be adequately addressed in a timely manner.

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

Our business relies on the collection, use and analysis of third-party data, including large amounts of inventory, vehicle and consumer information, and integrations with third-party systems, such as inventory management systems, customer relationship management systems and dealer management systems, for the benefit of our car buying consumers and customers. We use information about automobiles, inventory, ownership history and pricing from third parties, including OEMs, dealers and others, in various aspects of our business. We also partner with social media platforms, such as Facebook and Instagram, to leverage our valuable audience data to serve native advertisements and display real-time inventory for both dealers and OEMs to in-market car shoppers. Third party service providers may develop, acquire or integrate products or services that compete directly with our solutions or reduce the need for customers to use our platforms. If the third parties bundle competing functionality into their core offerings, restrict access to APIs or integrations, are unable or unwilling to provide data or services, modify licensing terms, increase pricing, restrict our use of data, experience difficulty meeting our requirements or standards, or revoke or fail to renew our licenses or partnerships, we could have difficulty operating key aspects of our business. In addition, if these third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption or increase their fees, or if our relationship with these providers were to deteriorate, we could suffer increased costs and delays in our ability to provide our products to consumers and customers until a comparable provider is identified or until we develop replacement technology or operations.

We rely on third-party services to track and calculate certain of our key metrics, including unique visitors and traffic, and any errors or interruptions in the services or data they provide or any failure to maintain these relationships could harm our business.

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

There are also inherent challenges in measuring usage across our large consumer base. For example, because these metrics are based on consumers with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low quality traffic, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. Further, consumers may have the ability to change privacy settings and opt-out of certain features and/or website tracking, which could reduce the quality of data we receive. For these and other reasons, our traffic and unique visitor metrics may not accurately reflect the number of people actually using our platform.

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

Like other technology-based businesses, our platform may be subject to attacks from computer viruses, break-ins, phishing attacks, ransomware attacks, unauthorized use, attempts to overload services with denial-of-service and other attacks. Any cybersecurity threat, incident or disruption could negatively impact our ability to attract new consumers, dealers or customers and could deter current consumers, dealers or customers from using our solutions, or subject us to lawsuits, regulatory investigations and fines or other action or liability.

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

•
Data Protection (Consumers/Dealers/OEMs): We process, store, share and disclose certain limited personal information and other data provided by consumers, dealers and OEMs, including names, addresses and certain location information used in geo-fencing. Failure to protect consumer or customer data, to comply with applicable laws or regulations or to provide consumers or customers with appropriate notice of our privacy practices, could negatively impact our reputation and competitive position, and could result in litigation with third parties, and liabilities imposed by federal and state regulatory agencies or courts. In addition, we could be subject to evolving laws and regulatory standards that impose data use obligations, data breach notification requirements, specific data security obligations, restrictions on solicitation and use or other consumer privacy-related requirements.

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

Although we believe that our resiliency planning and security controls are appropriate to our exposures to system outages, service interruptions, cybersecurity incidents and threats, there is no guarantee that these plans and controls will prevent all such incidents. Techniques used to disable or degrade service or gain unauthorized access to systems or data change frequently and may not be recognized until damage is detected. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption or cybersecurity incident, or that such insurance will continue to be available on terms acceptable to us. Despite our resiliency planning and security controls, if our technology systems, or those of our third-party providers, are damaged, breached, interrupted, or cease to function properly for any reason, and, if our resiliency planning and security controls do not effectively resolve the incident on a timely basis, we may suffer interruptions in our ability to manage or conduct business and we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action, which may materially and adversely impact our business, financial condition, or results of operations.

If the use of third-party cookies or other tracking technologies is rejected by Internet browsers or service providers or users, restricted or blocked, or subject to unfavorable laws or regulations, the amount of Internet user information would decrease, which may harm our business and operating results.

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

The most commonly used Internet browsers—Chrome, Firefox and Edge—allow Internet users to modify their browser settings to block third-party cookies. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that block or limit some cookies. Some Internet users also download free or paid ad-blocking software that prevents third-party cookies from being stored on a user’s computer.

The largest mobile operating systems are iOS and Android, and both impose limitations on the ability of cookies or similar technologies to track consumers. In addition, Apple introduced changes to its iOS operating system that require users to affirmatively opt in to allow applications to track their activity for advertising purposes. A significant number of users have elected to disable such tracking, which has inhibited our ability to retarget users who access our mobile applications and have opted out of ad tracking and limited our ability to attribute advertising performance across devices and platforms.

In addition, state, federal and international governmental authorities continue to evaluate the privacy implications inherent in the use of cookies and other tracking technologies and have enacted or are considering enacting laws or regulations that could significantly restrict the ability of companies to use third-party cookies and other online tracking technologies, such as those that require recognition of universal opt-out mechanisms like the Global Privacy Control. Courts, too, have evaluated privacy-related implications associated with website tracking technologies, often allowing litigants to pursue legal action (including in the form of class actions) under certain wiretapping statutes when individuals have not consented to such tracking.

Increased restriction of the use of third-party cookies and other tracking technologies and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, as well as business decisions made in response to litigation risks associated with the use of certain tracking technologies and practices, could limit our ability to effectively retain existing customers or acquire new customers, reduce the efficacy of our off-site marketing solutions and consequently, materially adversely affect our business, financial condition and operating results.

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

Our operations may be subject to adoption, expansion or interpretation of various laws and regulations, and compliance with these laws and regulations may be challenging and could even require us to obtain licenses at an undeterminable and possibly significant expense. Similarly, state tax authorities could take aggressive positions as to whether certain of our products are subject to sales and use taxes, leading to increased tax exposure. These additional expenditures may materially and adversely affect our future results of operations, whether directly through increasing future overhead or indirectly by forcing us to pass on these additional costs to our customers, making our solutions less competitive. There can be no assurances that future laws or regulations or interpretations or expansions of existing laws or regulations will not impose requirements on Internet commerce that could substantially impair the growth of e-commerce and adversely affect our business, results of operations or financial condition. The adoption of additional laws or regulations may decrease the efficacy of our offerings, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability.

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

Our goodwill and other intangible assets were approximately $694.3 million as of December 31, 2025, representing approximately 65% of our total assets. We evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Risks Relating to our Common Stock

We cannot assure our stockholders that our share repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In February 2025, our Board of Directors authorized a share repurchase program to acquire up to $250.0 million of our common stock over a three-year period. Under the share repurchase program, we can repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and regulations. As of February 23, 2026, we repurchased approximately $76.2 million of our common stock under the current program. The timing and amounts of any future purchases under the share repurchase program is dependent upon a variety of factors, including market conditions, price, regulatory requirements and other corporate considerations, as determined by our Board of Directors and management. The share repurchase program may be extended, suspended or discontinued at any time.

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

In the future, your percentage ownership in the Company may be diluted because of equity awards that we will be granting to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. Such awards will have a dilutive effect on our net income per share, which could adversely affect the market price of our common stock.

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

Our Amended and Restated Certificate of Incorporation provides that, unless our Board of Directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors or officers to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty; any action asserting a claim against us or any of our current or former directors or officers arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL") or our Amended and Restated Certificate of Incorporation or By-laws; any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; or any action asserting an "internal corporate claim" as such term is defined in the DGCL. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or our current or former directors or officers, which may discourage such lawsuits. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions.

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

Approximately 12.1% of our outstanding indebtedness as of December 31, 2025 includes variable rate indebtedness under our financing arrangements. As a result of this indebtedness, we are subject to interest rate risk. Our interest rates are based on a floating rate index, and changes in interest rates could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. If we do not have sufficient cash flow to make interest payments, we may be required to refinance all or part of our outstanding debt, sell assets, borrow additional money or sell securities, none of which we can guarantee we would be able to complete on acceptable terms or at all.

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

Also, in spite of the limitations in our credit agreement, we may still incur significantly more debt, which could intensify the risks described above on our business, results and financial condition. For more information, see Note 6 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments. None.

Item 1C. Cybersecurity.

Risk Management and Strategy. The cybersecurity program is part of our enterprise risk management program. We believe cybersecurity risk management is of the utmost importance. As a result, we have implemented an information security management system (the "ISMS") designed to protect our infrastructure from potential threats and to allow us to assess, identify and manage material risks from cybersecurity threats as described in more detail below. The ISMS supports the security safeguards that are designed to protect the confidentiality, integrity, availability and contractual compliance of the Company, which includes the solutions and brands related to AccuTrade, Cars.com Marketplace, Cars Commerce Media Network, CreditIQ, D2C Media, Dealer Club and Dealer Inspire. In addition we engage with third parties to contribute and provide independent evaluation of our existing cybersecurity practices.

Protect. Our employees receive annual security awareness training to understand the behaviors and technical requirements necessary to protect information. We also conduct annual phishing awareness exercises to educate employees to recognize and report suspicious activity.

Assess. In addition to in-house assessments, we engage with security and technology vendors to assess our information security and cybersecurity program and test our technical capabilities, including conducting penetration testing. We conduct risk assessments and audits to identify new risks and include any newly identified risks in remediation planning, as well as to confirm that previously identified risks have been remediated.

Identify. We use several methods to identify cybersecurity threats and incidents, including, but not limited to, security alert tools, log monitoring by systems engineers working on operational incidents that are later determined to be security incidents, or suspicious activity reported directly by employees. We have developed security incident response procedures to (1) assess cybersecurity incidents, (2) identify and implement containment measures, (3) preserve evidence, (4) log response activities and (5) determine corrective actions to prevent similar incidents.

Respond and Manage. When detected, suspected cybersecurity threats or incidents are escalated to the Information Security Team (as described below) in various ways based on the nature of the cybersecurity incident, including but not limited to system engineer escalation, our helpdesk and in-house and third-party security tools. Our employees are also responsible for reporting any suspected cybersecurity or information security event that they observe or experience as soon as possible, by either contacting the Company's helpdesk, or the Information Security Team directly. The Information Security Team then creates a Security Incident Response Team ("SIRT") which, depending on the incident, is comprised of cybersecurity staff, Systems and Network Engineers, the Chief Technology Officer and the Chief Legal Officer, or other stakeholders as appropriate. The SIRT investigates and manages the impact of cybersecurity incidents in accordance with the cybersecurity incident response procedures.

Report. Following the conclusion of a cybersecurity investigation, the SIRT prepares a report for the Information Security Governance Committee, as appropriate. The report includes information about the incident and, details about the response and includes recommendations to prevent similar cybersecurity events from occurring in the future. Additionally, the Information Security Team provides the Audit Committee and the Board with regular updates on cybersecurity matters, including recent cybersecurity threats and incidents and ongoing efforts to prevent, detect and respond to internal and external cybersecurity threats.

As of the date of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. However, there can be no assurance that our cybersecurity prevention and mitigation efforts have been or will continue to prevent possible cybersecurity threats or whether a cybersecurity threat could have a material adverse effect on our business strategy, results of operations or financial condition. See "Risks Related to Technology" in "Risk Factors" of this Report.

Third-Party Service Providers. We manage third-party service provider cybersecurity risks through contract management, evaluation of applicable security control assessments and third-party risk assessment processes.

Governance. The Board of Directors provides strategic guidance regarding our overall risk oversight, including identification, assessment, management and mitigation of risk. The Board has delegated direct cybersecurity and information security risk oversight to the Audit Committee. Our management provides the Audit Committee with regular updates at least quarterly regarding the effectiveness of our overall cybersecurity program and other cybersecurity related matters, which may include, our inherent cybersecurity risks, updates on recent cybersecurity threats and incidents, policies and practices, industry trends, regulatory developments, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external cybersecurity threats. The Chair of the Audit Committee informs the Board of the outcome of these meetings through updates presented to the Board at regularly scheduled Board meetings.

Our Chief Technology Officer and Senior Vice President of Information Security manage our Information Security function and team. Our Chief Technology Officer has served in this role since 2025. Prior to joining the Company, he served as Chief Technology Officer of Envoy and previously held the same role at OpenTable and oversaw security in both of these roles. Our Senior Vice President of Information Security has served in this role since 2024. Prior to joining the Company, he served as Chief Information Security Officer at Boomi and previously held the same role at Ancestry.com. The Information Security Team is composed of skilled professionals with relevant information and cybersecurity education, certifications and experience. The Information Security Team coordinates with the Information Security Governance Committee, comprised of senior business leaders who support our Information Security Management System based on their area of expertise. Our Information Security Team, in conjunction with the Information Security Governance Committee, assesses and manages material risks from cybersecurity threats and provides management direction and support for information security.

Item 2. Properties. We do not own any material real property. Our principal executive offices are located in Chicago, Illinois. We also lease a production studio in Chicago, Illinois, property in Sarasota, Florida and administrative offices in Canada.

Item 3. Legal Proceedings. From time to time, the Company and its subsidiaries may become involved in actions, claims, suits or other legal or administrative proceedings arising in the ordinary course of business. The Company does not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. We hereby incorporate by reference Note 8 (Commitments and Contingencies) to the Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures. None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Our common stock is listed on the NYSE under the symbol "CARS." Based on reports by our transfer agent for our common stock, as of February 23, 2026, there were 3,644 holders of record of our common stock.

Cumulative Stockholder Return Graph. The following graph shows the cumulative total stockholder return for our common stock for each of the last five fiscal years ended December 31, 2025. The graph also shows the cumulative returns of Standard and Poor’s ("S&P") SmallCap 600 Index and Research Data Group’s ("RDG") Internet Composite Index, both of which we are a member. The comparison assumes $100 was invested on December 31, 2020 in our common stock and each index.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Cars.com Inc.
S&P SmallCap 600 Index
RDG Internet Composite

Purchases of Equity Securities by Issuer. Our share repurchase activity for the three months ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1 through October 31, 2025	643,214	$11.04	643,214	$188,770
November 1 through November 30, 2025	613,983	11.28	613,983	181,843
December 1 through December 31, 2025	643,364	12.45	643,364	173,831
	1,900,561		1,900,561

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

References in this discussion and analysis to "we," "us," "our" and similar terms refer to Cars.com Inc. and its subsidiaries, collectively, unless the context indicates otherwise.

Business Overview. Cars.com Inc. is a trusted audience-powered and data-driven technology platform that simplifies buying and selling cars. The flagship Cars.com marketplace connects millions of consumers to dealerships across the U.S., powering the car buying experience with artificial intelligence ("AI") shopping tools and comprehensive vehicle reviews and content. Our interconnected ecosystem of products enables dealers and OEMs to sell more cars by efficiently leveraging our marketplace, dealer websites, trade and appraisal tools and proprietary in-market media solutions.

Overview of Results

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue	$723,239	$719,152	$689,183
Net income (1)	20,052	48,188	118,442

(1)
Net income for the year ended December 31, 2023 is primarily related to the release of a significant portion of our valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 12 (Income Taxes) to the accompanying Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Year Ended December 31,
	2025	2024	% Change
Average Monthly Unique Visitors	25,708	25,517	1%
Traffic	627,141	627,556	(0)%
Monthly Average Revenue Per Dealer - Annual	$2,460	$2,483	(1)%

	December 31, 2025	December 31, 2024	YoY % Change	September 30, 2025	QoQ % Change
Dealer Customers	19,544	19,206	2%	19,526	0%
Monthly Average Revenue Per Dealer - Quarterly	$2,472	$2,475	(0)%	$2,460	0%

Average Monthly Unique Visitors ("UVs") and Traffic. UVs and Traffic are fundamental to our business. They are indicative of our consumer reach and the level of engagement consumers have with our platform. Although our consumer engagement does not directly result in revenue, we believe our ability to reach in-market car shoppers is attractive to our dealers, OEMs and national customers and a primary reason they do business with us. We believe we have achieved audience scale as measured by UVs and Traffic. Traffic is driven by a combination of UVs visiting our properties, repeat visitation and engagement. We monetize impressions, clicks and other connections that result from traffic to our site via our products and services.

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

UVs increased 1% year-over-year and Traffic remained flat year-over-year for the year ended December 31, 2025, reflecting the impacts of tariff-motivated consumer demand at the beginning of the year and tactical improvements in the marketing mix throughout the year, partially offset by depressed consumer demand due to the federal government shutdown at the end of the year.

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

Dealer Customers increased 2% from December 31, 2024, primarily due to an increase in marketplace customers. Dealer Customers remained flat from September 30, 2025.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the annual period of 2025, ARPD decreased 1% compared to the annual period 2024, primarily due to changes in our customer and product mix.

For the three months ended December 31, 2025, ARPD remained flat compared to the three months ended December 31, 2024, primarily due to marketplace repackaging, offset by changes in our customer and product mix.

For the three months ended December 31, 2025, ARPD remained flat compared to the three months ended September 30, 2025, primarily due to changes in our customer and product mix.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, global supply chain and information systems disruptions, semiconductor and raw material shortages, vehicle acquisition cost, vehicle retail prices, the rate of electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors including the political environment, inflationary and affordability pressures, tariffs and prevailing interest rates. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in marketing spend and technology solutions and could impact our pricing strategies and/or revenue mix.

Our long-term success will depend in part on our ability to attract and engage an in-market audience, to grow inventory supply and our dealer customers, to expand our relationship with dealers through greater adoption of our product offering, to transform our OEM relationships and to create operating leverage. We believe our core strategic strengths, including our Cars.com brand, growing high-quality audience and suite of digital solutions for dealers and OEMs, including AI-based tools, will assist us as we navigate a rapidly changing automotive environment.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Dealer	$644,053	$640,722	$3,331	1%
OEM and National	65,305	65,894	(589)	(1)%
Other	13,881	12,536	1,345	11%
Total revenue	723,239	719,152	4,087	1%
Operating expenses:
Cost of revenue and operations	123,328	124,332	(1,004)	(1)%
Product and technology	117,330	117,875	(545)	(0)%
Marketing and sales	239,365	232,280	7,085	3%
General and administrative	91,124	83,985	7,139	9%
Depreciation and amortization	91,842	107,182	(15,340)	(14)%
Total operating expenses	662,989	665,654	(2,665)	(0)%
Operating income	60,250	53,498	6,752	13%
Nonoperating expense:
Interest expense, net	(30,382)	(32,197)	1,815	(6)%
Other income, net	4,438	40,562	(36,124)	(89)%
Total nonoperating (expense) income, net	(25,944)	8,365	(34,309)	***
Income before income taxes	34,306	61,863	(27,557)	(45)%
Income tax expense	14,254	13,675	579	4%
Net income	$20,052	$48,188	$(28,136)	(58)%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions, trade and appraisal and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 89% of total revenue for both the years ended December 31, 2025 and 2024. Dealer revenue increased $3.3 million or 1%, primarily due to continued growth in solutions, partially offset by declines in marketplace and media, as a result of lower average dealer count during the first half of 2025 and changes in our customer mix.

OEM and National revenue. OEM and National revenue largely consists of media solutions products, including display advertising and other solutions sold to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% of total revenue for both the years ended December 31, 2025 and 2024. OEM and National revenue decreased $0.6 million or 1%, which we believe is primarily due to shifts in spending by OEM partners.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties. Other revenue represented 2% of total revenue for both the years ended December 31, 2025 and 2024. Other revenue increased $1.3 million or 11%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment and compensation and severance costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% of total revenue for both the years ended December 31, 2025 and 2024. Cost of revenue and operations decreased $1.0 million or 1%, primarily due to lower compensation expense, partially offset by higher third-party costs associated with certain products driven by slight shifts in product mix.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses, other infrastructure costs, costs related to the write-off of assets and severance costs. Product and technology expense represented 16% of total revenue for both the years ended December 31, 2025 and 2024. Product and technology expense decreased $0.5 million, primarily due to lower stock-based compensation, partially offset by incremental costs related to the acquisition of DealerClub Inc. ("DealerClub"). For more information related to the acquisition see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part II, Item 8,. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, severance costs and bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 33% and 32% of total revenue for the years ended December 31, 2025 and 2024, respectively. Marketing and sales expense increased $7.1 million or 3%, primarily due to higher compensation, including stock-based compensation, and severance-related costs, as well as changes in our marketing investment, partially offset by lower bad debt expense.

General and administrative. General and administrative expense primarily consists of compensation costs for certain executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of office space, legal, accounting and other professional services, transaction-related costs, severance costs and transformation and other exit costs. General and administrative expense represented 13% and 12% of total revenue for the years ended December 31, 2025 and 2024, respectively. General and administrative expense increased $7.1 million or 9%, primarily due to higher compensation, including stock-based compensation, severance-related and third-party costs, partially offset by lower costs associated with our amended headquarters office lease.

Depreciation and amortization. Depreciation and amortization expense decreased $15.3 million or 14%, primarily due to certain assets being fully depreciated and amortized as compared to the prior-year period, partially offset by accelerated depreciation associated with our amended headquarters office lease.

Interest expense, net. Interest expense, net decreased $1.8 million or 6%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 6 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Other income, net. Other income, net changed primarily due to the change in the fair value of contingent consideration associated with the Accu-Trade, LLC and CreditIQ, Inc. acquisitions and the $10.8 million gain on the sale of our RepairPal, Inc. ("RepairPal") equity investment, both of which were recorded in the prior period, partially offset by the impact of foreign exchange rates. For more information on the sale of our RepairPal equity investment, see Note 2 (Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Income tax expense. Our effective income tax rate increased to 41.5% from 22.1% in the prior-year period. The increase is primarily due to an outsized impact of state income taxes, net of federal income tax effect and nondeductible items, partially offset by the benefit of tax credits on substantially lower pre-tax income as compared to the prior-year period. Our effective income tax rate is generally more volatile at lower amounts of pre-tax income since the impact of our reconciling items is greater. For more information, see Note 12 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The comparison of the 2024 results with 2023 can be found under the heading "Year Ended December 31, 2024 Compared to Year Ended December 31, 2023" in "Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our 2024 Form 10-K, which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our credit facility. We believe our positive operating cash flow, along with our $350.0 million revolving loan due in 2029 ("Revolving Loan"), provide adequate liquidity to meet our business needs for the next twelve months and beyond, including those for investments, debt service, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of December 31, 2025, Cash and cash equivalents were $56.2 million and including our undrawn Revolving Loan, our total liquidity was $351.2 million.

Indebtedness. As of December 31, 2025, the outstanding aggregate principal amount of our indebtedness was $455.0 million, at an average interest rate of 6.3%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $55.0 million of outstanding principal under the Revolving Loan which had an interest rate of 5.8%.

During the year ended December 31, 2025, we borrowed $10.0 million and repaid $15.0 million on our Revolving Loan. As of December 31, 2025, $295.0 million was available to borrow under the Revolving Loan. At each quarter-end, we are subject to certain net leverage ratio and interest coverage ratio financial covenants under our Credit Agreement. As of December 31, 2025, we were in compliance with all such covenants. For further information, see Note 6 (Debt) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the year ended December 31, 2025, we repurchased and subsequently retired 7.1 million shares for $86.0 million at an average price per share of $12.17. As of December 31, 2025, $173.8 million remained under the share repurchase program.

Earnouts.

•
As part of the acquisition of D2C Media, Inc. ("D2C Media"), are required to pay additional cash consideration to certain former owners who are now employees of the Company based on the achievement of a revenue performance metric. The amount to be paid will be determined by the acquired business’ achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. In April 2025, we paid CAD$15.0 million (approximately USD$10.8 million) associated with the earnout for the year ended December 31, 2024. For the year ending December 31, 2025, we expensed CAD$15.0 million (approximately USD$10.9 million as of December 31, 2025) associated with the remaining portion of the earnout, which is expected to be paid in 2026.
•
As part of the DealerClub acquisition, we may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon, to certain former owners who are now employees of the Company. The amount paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. No such consideration was expensed during the year ended December 31, 2025.

For information related to the earnouts, see Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$151,639	$152,524	$(885)
Investing activities	(49,399)	(24,597)	(24,802)
Financing activities	(96,622)	(115,958)	19,336
Effect of exchange rate changes on Cash and cash equivalents	(55)	(494)	439
Net change in Cash and cash equivalents	$5,563	$11,475	$(5,912)

Operating Activities. Cash provided by operating activities for the year ended December 31, 2025 decreased slightly as compared to the year ended December 31, 2024, primarily due to an increase of $7.8 million of earnout payments related to the D2C Acquisition, as well as lower Net income and the related adjustments in the Consolidated Statement of Cash Flows. These decreases were partially offset by the impact of the prior year payment of the $10.5 million lease termination penalty. For further information, see the Consolidated Statements of Cash Flows included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Investing Activities. The increase in cash used in investing activities during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily related to the impact of the DealerClub Acquisition and the investment in an $8.0 million secured convertible note, partially offset by the proceeds collected from the sale of the RepairPal equity investment in the current year.

Financing Activities. During the year ended December 31, 2025, cash used in financing activities was primarily related to repurchases of common stock, net debt repayments and tax payments made in connection with the vesting of certain equity awards. During the year ended December 31, 2024, cash used in financing activities was primarily related to repurchases of common stock, debt repayments, payments of contingent consideration and tax payments made in connection with the vesting of certain equity awards. For information related to our debt and repurchases of common stock see Note 6 (Debt) and Note 9 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Contractual Obligations. As of December 31, 2025, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (in thousands):

		Payments due by Period
Contractual Obligations	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt (1)	$455,000	$—	$—	$400,000	$55,000	$—	$—
Interest on debt (2)	89,990	29,473	29,473	29,466	1,578	—	—
Operating leases	22,420	3,919	2,040	2,093	2,001	1,925	10,442
Other obligations (3)	52,603	28,758	21,114	1,412	754	565	—
Total	$620,013	$62,150	$52,627	$432,971	$59,333	$2,490	$10,442
(1)
Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the non-cash amortization of debt issuance and other costs related to indebtedness.
(2)
Interest payments for variable rate debt were calculated using interest rates as of December 31, 2025.
(3)
Other obligations represent commitments under certain vendors and other contracts.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments.

Revenue Recognition. We account for a customer arrangement when we and the customer have an approved and signed contract that specifies the rights and obligations of each party and the payment terms, and we believe it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the services that will be provided to the customer. We periodically enter into arrangements that include multiple promises that we evaluate to determine whether the promises are separate performance obligations. We identify performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. We allocate the contractual transaction price to each distinct performance obligation and recognize revenue when a performance obligation is satisfied by providing a service to a customer. Revenue is primarily generated through our direct sales force.

Dealer. Dealer revenue consists of marketplace, digital experience, including website solutions, vehicle acquisition and media products sold to dealer customers, and is typically subscription-oriented in nature. Further information related to Dealer revenue in the Consolidated Statements of Income is as follows:

•
Subscription Based Products. We offer our dealers with subscription based packages across four capabilities: Marketplace, Digital Experience, Media Solutions and Trade & Appraisal. Our subscription packages are generally a fixed price arrangement with varying contract terms that are automatically renewed, typically on a month-to-month basis. We recognize our subscription revenue ratably as the service is provided over the contract term. Our primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. Our subscription based add-on media products include: Cars Social, In-Market Video and VIN Performance Media. Substantially all of our add-on products are not sold separately from our subscription packages as the customer cannot benefit from add-on products on a standalone basis. Therefore, our other subscription packages and add-on products are combined as a single performance obligation, and we recognize the related revenue ratably as the services are provided over the contract term.
•
Other Media Solutions. We also provide certain non-subscription digital advertising services to dealer customers. We recognize revenue related to these services at the point in time the service is provided.

OEM and National revenue. OEM and National revenue in the Consolidated Statements of Income largely consists of media products sold to OEMs and auto adjacent businesses, including insurance companies. Revenue related to OEM and National customers are primarily transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the Cars.com website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. We recognize revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. We recognize revenue related to these services at the point in time the service is provided.

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

Contingent Consideration. In the prior periods presented, we had contingent consideration obligations from arrangements resulting from acquisitions that involved potential future payment of consideration that was contingent upon the achievement of certain financial metrics or lender market share. Contingent consideration was recognized at its estimated fair value at the date of acquisition based on our expected future payment, discounted using accepted valuation methodologies.

We reviewed and re-assessed the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. We measured contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value was measured based on a Monte Carlo simulation or a scenario-based method, depending on the earnout objective and timing. The fair value measurement included the following significant inputs: volatility and projected financial information. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability. Ultimately, the liability was equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid was recognized in earnings within Other income (expense), net in the Consolidated Statements of Income.

Income Taxes. We account for income taxes according to the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying value and tax basis of assets and liabilities, as well as tax attribute carryforwards, as measured by enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in the Consolidated Statements of Income in the period that includes the enactment date of the change. We assess the recoverability of our deferred tax assets on a quarterly basis, considering all positive and negative evidence. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be realized. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability in the Consolidated Balance Sheets. See Note 12 (Income Taxes) to the Consolidated Financial Statements included in Part II, Item 8., "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Interest Rate Risk. The interest rate on borrowings under our Revolving Credit Facility is floating and, therefore, subject to fluctuations. As of December 31, 2025, the outstanding aggregate principal amount of our indebtedness was $455.0 million, at a weighted average interest rate of 6.3%, including $400.0 million of outstanding principal under the bonds, which carries a fixed interest rate of 6.375% and $55.0 million of outstanding principal under the Revolving Loan which carried an interest rate of 5.8% at December 31, 2025.

Foreign Currency Exchange Risk. Historically, we have not faced any significant foreign currency risk as our operations and sales have been primarily in the United States. However, with the acquisition of D2C Media in November 2023, we expanded our presence in Canada and therefore, our risk related to changes in exchange rates between the U.S. dollar and Canadian dollar. D2C Media primarily bills its customers and incurs expenses in Canadian dollars. We also have intercompany debt between U.S. and Canadian entities that is subject to exchange rate fluctuations and will result in foreign exchange gains or losses depending on the currency movement during the respective time period. The effect of foreign currency exchange rate fluctuations since 2023 is immaterial. As we continue to grow our Canadian operations, we expect to continue to be exposed to foreign exchange rate risk. We may determine to take certain foreign exchange rate risk management measures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cars.com Inc. (the Company) as of December 31, 2025 and 2024, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Chicago, Illinois

February 26, 2026

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$56,236	$50,673
Accounts receivable, net	131,945	133,741
Prepaid expenses	15,491	13,782
Other current assets	7,920	16,134
Total current assets	211,592	214,330
Property and equipment, net	35,223	40,704
Goodwill	167,207	143,279
Intangible assets, net	527,082	585,690
Deferred tax assets, net	88,594	100,530
Investments and other assets, net	32,720	27,332
Total assets	$1,062,418	$1,111,865
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$27,749	$33,498
Accrued compensation	38,074	36,295
Other accrued liabilities	47,564	47,092
Total current liabilities	113,387	116,885
Noncurrent liabilities:
Long-term debt, net	451,516	455,288
Deferred tax liabilities, net	6,241	6,773
Other noncurrent liabilities	18,744	21,434
Total noncurrent liabilities	476,501	483,495
Total liabilities	589,888	600,380
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 58,636 and 64,391 shares issued and outstanding as of December 31, 2025 and 2024, respectively	586	643
Additional paid-in capital	1,413,994	1,473,986
Accumulated deficit	(941,494)	(961,546)
Accumulated other comprehensive loss	(556)	(1,598)
Total stockholders' equity	472,530	511,485
Total liabilities and stockholders' equity	$1,062,418	$1,111,865

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	2025	2024	2023
Revenue:
Dealer	$644,053	$640,722	$621,661
OEM and National	65,305	65,894	55,904
Other	13,881	12,536	11,618
Total revenue	723,239	719,152	689,183
Operating expenses:
Cost of revenue and operations	123,328	124,332	122,205
Product and technology	117,330	117,875	102,026
Marketing and sales	239,365	232,280	236,819
General and administrative	91,124	83,985	73,017
Depreciation and amortization	91,842	107,182	101,000
Total operating expenses	662,989	665,654	635,067
Operating income	60,250	53,498	54,116
Nonoperating expenses:
Interest expense, net	(30,382)	(32,197)	(32,425)
Other income (expense), net	4,438	40,562	(3,586)
Total nonoperating (expense) income, net	(25,944)	8,365	(36,011)
Income before income taxes	34,306	61,863	18,105
Income tax expense (benefit)	14,254	13,675	(100,337)
Net income	$20,052	$48,188	$118,442
Weighted-average common shares outstanding:
Basic	62,386	66,006	66,742
Diluted	63,264	67,387	68,227
Net income per share:
Basic	$0.32	$0.73	$1.77
Diluted	0.32	0.72	1.74

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$20,052	$48,188	$118,442
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	1,042	(2,549)	951
Total other comprehensive income (loss), net of tax	1,042	(2,549)	951
Comprehensive income	$21,094	$45,639	$119,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2022	—	$—	66,287	$662	$1,511,944	$(1,128,176)	$—	$384,430
Net income	—	—	—	—	—	118,442	—	118,442
Other comprehensive income, net of tax	—	—	—	—	—	—	951	951
Repurchases of common stock	—	—	(1,698)	(17)	(31,276)	—	—	(31,293)
Shares issued in connection with stock-based compensation plans, net	—	—	1,340	14	(9,219)	—	—	(9,205)
Stock-based compensation	—	—	—	—	28,783	—	—	28,783
Balance at December 31, 2023	—	$—	65,929	$659	$1,500,232	$(1,009,734)	$951	$492,108
Net income	—	—	—	—	—	48,188	—	48,188
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,549)	(2,549)
Repurchases of common stock	—	—	(2,775)	(27)	(49,546)	—	—	(49,573)
Shares issued in connection with stock-based compensation plans, net	—	—	1,237	11	(7,486)	—	—	(7,475)
Stock-based compensation	—	—	—	—	30,786	—	—	30,786
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net income	—	—	—	—	—	20,052	—	20,052
Other comprehensive income, net of tax	—	—	—	—	—	—	1,042	1,042
Repurchases of common stock	—	—	(7,062)	(70)	(86,643)	—	—	(86,713)
Shares issued in connection with stock-based compensation plans, net	—	—	1,307	13	(4,728)	—	—	(4,715)
Stock-based compensation	—	—	—	—	31,379	—	—	31,379
Balance at December 31, 2025	—	$—	58,636	$586	$1,413,994	$(941,494)	$(556)	$472,530

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$20,052	$48,188	$118,442
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	29,016	26,677	22,331
Amortization of intangible assets	62,826	80,505	78,669
Stock-based compensation	31,327	30,553	28,491
Deferred income taxes	11,450	11,894	(114,498)
Provision for doubtful accounts	1,961	3,389	2,986
Amortization of debt issuance costs	1,911	2,249	3,042
Unrealized (gain) loss on foreign currency denominated transactions	(2,081)	3,697	(2,072)
Changes in fair value of contingent consideration	—	(33,473)	5,537
Gain on sale of equity investment	—	(10,846)	—
Other, net	2,354	662	143
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	601	(12,321)	(15,567)
Prepaid expenses and other assets	(2,259)	(5,390)	(5,101)
Accounts payable	(5,685)	11,104	3,722
Accrued compensation	880	5,313	11,638
Other liabilities	(714)	(9,677)	(1,043)
Net cash provided by operating activities	151,639	152,524	136,720
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(24,769)	(216)	(76,168)
Capitalization of internally developed technology	(21,619)	(21,381)	(19,602)
Purchase of property and equipment	(4,286)	(3,000)	(1,280)
Proceeds from sale of equity investment	9,481	—	—
Purchase of convertible note receivable	(8,206)	—	—
Net cash used in investing activities	(49,399)	(24,597)	(97,050)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	10,000	—	45,000
Payments of Revolving Loan borrowings and long-term debt	(15,000)	(30,000)	(36,250)
Payments for stock-based compensation plans, net	(4,715)	(7,475)	(9,205)
Repurchases of common stock	(86,907)	(49,179)	(31,293)
Payments of contingent consideration	—	(27,435)	—
Payments of debt issuance costs and other fees	—	(1,869)	—
Net cash used in financing activities	(96,622)	(115,958)	(31,748)
Effect of exchange rate changes on Cash and cash equivalents	(55)	(494)	(439)
Net increase in Cash and cash equivalents	5,563	11,475	7,483
Cash and cash equivalents at beginning of period	50,673	39,198	31,715
Cash and cash equivalents at end of period	$56,236	$50,673	$39,198
Supplemental cash flow information:
Cash paid for income taxes	$2,568	$6,487	$17,636
Cash paid for interest	29,955	32,525	30,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business. Cars.com Inc. is a trusted audience-powered and data-driven technology platform that simplifies buying and selling cars. The flagship Cars.com marketplace connects millions of consumers to dealerships across the U.S., powering the car buying experience with artificial intelligence shopping tools and comprehensive vehicle reviews and content. The Company's interconnected ecosystem of products enables dealers and OEMs to sell more cars by efficiently leveraging its marketplace, dealer websites, trade and appraisal tools and proprietary in-market media solutions.

Note 2. Significant Accounting Policies

Basis of Presentation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of the Company and its 100% owned subsidiaries, including D2C Media and DealerClub since the dates of acquisition. All intercompany transactions and accounts have been eliminated in consolidation.

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

Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications were not material to the previously reported Consolidated Financial Statements.

Revenue. The Company accounts for a customer arrangement when the Company and the customer have an approved and signed contract that specifies the rights and obligations of each party and the payment terms, and the Company believes it is probable that the Company will collect substantially all of the consideration to which the Company will be entitled in exchange for the services that will be provided to the customer. The Company periodically enters into arrangements that include multiple promises that the Company evaluates to determine whether the promises are separate performance obligations. The Company identifies performance obligations based on services to be transferred to a customer that are distinct within the context of the contractual terms. The Company allocates the contractual transaction price to each distinct performance obligation and recognizes revenue when a performance obligation is satisfied by providing a service to a customer. Revenue is primarily generated through the Company’s direct sales force.

Dealer. Dealer revenue consists of marketplace, digital experience, including website solutions, vehicle acquisition and media products sold to dealer customers, and is typically subscription-oriented in nature. Further information related to Dealer revenue in the Consolidated Statements of Income is as follows:

•
Subscription Based Products. The Company offers dealers with subscription based packages across four capabilities: Marketplace, Digital Experience, Media Solutions and Trade & Appraisal. These subscription packages are generally a fixed price arrangement with varying contract terms that are automatically renewed, typically on a month-to-month basis. The Company recognizes subscription revenue ratably as the service is provided over the contract term. The Company's primary source of revenue is through the sale of marketplace subscription advertising packages to dealer customers. The Company's subscription based add-on media products include: Cars Social, In-Market Video and VIN Performance Media. Substantially all of the Company's add-on products are not sold separately from the subscription packages as the customer cannot benefit from add-on products on a standalone basis. Therefore, the Company's other subscription packages and add-on products are combined as a single performance obligation, and the related revenue is recognized ratably as the services are provided over the contract term.
•
Other Media Solutions. The Company also provides certain non-subscription digital advertising services to dealer customers. The revenue related to these services is recognized at the point in time the service is provided.

OEM and National revenue. OEM and National revenue in the Consolidated Statements of Income largely consists of media products sold to OEMs and auto adjacent businesses, including insurance companies. Revenue related to OEM and National customers are primarily transaction-based contracts, which are billed for impressions delivered or click-throughs on their advertisements. An impression is the display of an advertisement to an end-user on the Cars.com website and is a measure of volume. A click-through occurs when an end-user clicks on an impression. The Company recognizes revenue as the impressions or click-throughs are delivered. If the impressions or click-throughs delivered are less than the amount invoiced to the customer, the difference is recorded as deferred revenue and recognized as revenue when earned. The Company recognizes revenue related to these services at the point in time the service is provided.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are primarily derived from sales to customers and recorded at invoiced amounts. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables, expected losses and any specific reserves needed for certain customers based on their credit risk. Bad debt expense is included in Marketing and sales in the Consolidated Statements of Income. As of December 31, 2025, the Company's rollforward of the allowance for doubtful accounts is as follows (in thousands):

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Recoveries	Balance at End of Period
Allowance for doubtful accounts:
2025	$2,455	$1,961	$(3,527)	$886	$1,775
2024	2,473	3,389	(4,306)	899	2,455

Concentrations of Credit Risk. The Company’s financial instruments, consisting primarily of cash and cash equivalents and customer receivables, are exposed to concentrations of credit risk. The Company invests its cash and cash equivalents with highly rated financial institutions.

Note Receivable. On October 14, 2025, the Company entered into a Security Agreement with an automotive technology solutions provider that is developing a new customer relationship management platform. As part of this agreement, the Company invested in an $8.0 million secured convertible note, which has a five-year maturity, accrues interest at 4.1% per annum and contains options to purchase the remaining outstanding equity of the provider at the Company's option. The Company accounts for this note as a loan receivable that is held for investment, and therefore the note is measured at amortized cost. The Company accounts for its loans held for investment using the interest method whereby interest income is recognized each period based on the effective interest rate required to amortize the deferred loan issuance costs over the life of the loans. As of December 31, 2025, $8.3 million is recorded in Investments and other assets, net in the Consolidated Balance Sheets.

Investments. Investments in non-marketable equity securities are measured at fair value with changes in fair value recognized in Net income. Prior to the sale of its RepairPal, Inc. ("RepairPal") equity investment, the Company utilized the measurement alternative for equity investments without readily determinable fair values and revalued this investment upon the occurrence of an observable price change for similar investments. On at least an annual basis, the Company assessed its investment to determine whether any events have occurred, or circumstances have changed, which might have a significant adverse effect on their fair value and as applicable, may be indicative of impairment.

During the year ended December 31, 2024, the Company sold its RepairPal equity investment for $9.5 million in closing proceeds and up to $2.7 million of additional proceeds to be received, subject to the satisfaction of certain conditions. The related cash proceeds for the sale were not yet received as of December 31, 2024, and was therefore recorded as a non-cash transaction at that time. As a result, the Company recorded the fair value of its expected proceeds as a gain of $10.8 million recorded in Other income (expense), net in the Consolidated Income Statements and Gain on sale of equity investment in the Consolidated Statements of Cash Flows. As of December 31, 2024, the Company recorded $9.5 million and $1.3 million in Other current assets and Investments and other assets, net, respectively, in the Consolidated Balance Sheets, of which the $9.5 million was collected in January 2025. As of December 31, 2025, $1.0 million and $0.3 million are recorded in Other current assets and Investments and other assets, net, respectively, in the Consolidated Balance Sheets. Changes will be recognized in Other income (expense), net in the Consolidated Statements of Income.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Property and Equipment, net. Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives as follows (in thousands):

	December 31,
Asset	2025	2024	Estimated Useful Life
Computer software	$120,712	$108,805	18 months - 5 years
Leasehold improvements	20,130	17,398	Lesser of useful life or lease term
Computer hardware	6,865	12,995	3 - 5 years
Furniture and fixtures	4,573	4,601	5 - 10 years
Property and equipment, gross	152,280	143,799
Less: Accumulated depreciation	(117,057)	(103,095)
Property and equipment, net	$35,223	$40,704

Normal repairs and maintenance are expensed as incurred. Any resulting gain or loss from the disposition of fixed assets is included in General and administrative expense in the Consolidated Statements of Income.

Internally Developed Technology. The Company capitalizes costs associated with customized internal-use software systems and website development that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company reviews the carrying amount of internally developed technology for impairment and useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Capitalized software costs, excluding cloud computing arrangements, for the years ended December 31, 2025, 2024 and 2023 were $21.6 million, $21.4 million and $19.6 million, respectively. Capitalized costs, excluding those for cloud computing arrangements, are included in Property and equipment, net in the Consolidated Balance Sheets. Research and development costs are expensed as incurred.

Cloud Computing Arrangements, net. The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. Any amortization is recorded in the same manner in the Consolidated Statements of Income as the expense associated with the underlying hosting arrangement. Capitalized cloud computing arrangements are amortized on a straight-line basis over an estimated useful life of five years. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $1.8 million and $1.2 million. Cost and accumulated amortization is as follows (in thousands):

	December 31,
	2025	2024
Cloud computing arrangements, gross	$12,647	$11,681
Less: Accumulated amortization	(5,438)	(3,177)
Cloud computing arrangements, net	$7,209	$8,504

These capitalized costs in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$2,478	$2,327
Investments and other assets, net	4,731	6,178

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

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the economies the Company operates in. New and developing competition, as well as technological changes, could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 5 (Goodwill and Other Intangible Assets, net).

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

Amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives as follows:

Intangible Asset	Estimated Useful Life
Acquired software	2 - 5 years
Customer relationships	4 - 14 years
Other trade names	5 - 12 years

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s financial instruments include accounts receivable, notes receivable, other receivables, accounts payable and other liabilities. The carrying values of these instruments approximate their fair values.

The Company’s debt is classified as Level 2 in the fair value hierarchy and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The approximate fair value and related carrying value of the Company's outstanding indebtedness, as of December 31, 2025 and December 31, 2024 were as follows (in millions):

	December 31, 2025	December 31, 2024
Fair Value	$454.1	$456.6
Carrying Value	455.0	460.0

Contingent Consideration. In the prior periods presented, the Company had contingent consideration obligations from arrangements resulting from acquisitions that involved potential future payment of consideration that was contingent upon the achievement of certain financial or performance metrics. Contingent consideration was recognized at its estimated fair value at the date of acquisition based on expected future payment, discounted using a weighted average cost of capital in accordance with accepted valuation methodologies. Prior to the expiration of these arrangements, the Company reviewed and reassessed the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measured contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The fair value measurement had one significant input of projected financial information. Significant increases or decreases to the projected financial information could result in a significantly higher or lower liability. Ultimately, the liability was equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid was recognized in earnings within Other income (expense), net in the Consolidated Statements of Income.

Foreign Currency Translation. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of each subsidiary. All balances of entities whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents at exchange rates as follows: (i) asset and liability accounts at period‑end rates; (ii) income statement accounts at average exchange rates for the period; and (iii) stockholders’ equity accounts at historical exchange rates. The resulting translation adjustments are excluded from consolidated Net income and are recognized within Accumulated other comprehensive loss in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in Other income (expense), net in the Consolidated Statements of Income. Monetary assets and liabilities that are in a currency other than the Company's functional currency are translated to the functional currency at period-end, with changes in such amounts being reported as a component of Other income (expense), net in the Consolidated Statements of Income.

Income Taxes. The Company accounts for income taxes according to the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying value and tax basis of assets and liabilities, as well as tax attribute carryforwards, as measured by enacted tax rates. The effect of a tax rate change on deferred tax assets and liabilities is recognized in the Consolidated Statements of Income in the period that includes the enactment date of the change. The Company assesses the recoverability of our deferred tax assets on a quarterly basis, considering all positive and negative evidence. A valuation allowance is recorded against deferred tax assets if it is more likely that not that some portion of the deferred tax assets will not be realized. Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company’s uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

affecting its estimates of tax liabilities or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions in Income tax expense (benefit) in the Consolidated Statements of Income. For further information, see Note 12 (Income Taxes).

Stock-Based Compensation. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are recorded at the time the forfeiture event occurs. For further information, see Note 10 (Stock-Based Compensation).

Advertising Costs. Advertising costs are expensed as they are incurred and included in Marketing and sales in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2025, 2024 and 2023 was $109.1 million, $105.3 million and $107.8 million, respectively.

Cost of Revenue and Operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment, compensation costs for the product fulfillment and customer service teams.

Defined Contribution Plans. The Company’s employees are eligible to participate in a defined contribution plan. Participants are eligible on their date of hire and are allowed to make tax-deferred contributions up to 90% of employees' compensation, subject to limitations specified by the Internal Revenue Code of 1986, as amended. Employer contributions consist of matching contributions and/or non-elective employer contributions. The Company provides a maximum match for 4% of the employee’s salary and contributions are immediately fully vested. The Company’s contributions to its defined contribution plans for the years ended December 31, 2025, 2024 and 2023 were $6.5 million, $6.4 million and $6.3 million, respectively.

Recently Adopted Accounting Standards. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires presentation of specific categories of reconciling items, as well as reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold of 5 percent. This amendment was effective for fiscal years beginning after December 15, 2024, on a prospective basis and early adoption and retrospective application were permitted. The Company has adopted ASU 2023-09 as of December 31, 2025 using the retrospective approach, and included the required disclosures in Note 12 (Income Taxes). This standard update did not affect the Company's financial condition or results of operations.

Recently Issued Accounting Standards Not Yet Adopted. In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies current interim disclosure requirements and provides a comprehensive list of required interim disclosures. The update also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This amendment is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and entities are permitted to apply the new updates either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by eliminating the stage-based model in current U.S. GAAP and clarifying when capitalization of software development costs are appropriate. The standard removes the concept of discrete development stages and introduces a principle-based framework centered on whether management has authorized and committed to funding the project, and whether it is probable that the project will be completed and the software will be used to perform its intended function. This amendment is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and entities are permitted to apply the new guidance in a prospective, modified or retrospective approach. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Business Combinations

DealerClub Acquisition. In January 2025, the Company acquired all of the outstanding stock of DealerClub Inc. ("DealerClub"), an emerging dealer-to-dealer digital wholesale auction platform that facilitates transparent and efficient transactions between automotive dealers (the "DealerClub Acquisition"). The total purchase consideration was $25.3 million. The Company expensed as incurred total acquisition costs of $0.2 million during the year ended December 31, 2025. These costs were recorded in General and administrative expenses in the Consolidated Statements of Income.

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

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s final estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the replacement cost method. The DealerClub Acquisition purchase price allocation is as follows (in thousands):

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

The DealerClub Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for years ended December 31, 2024 and 2023.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

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

As part of the D2C Media Acquisition, the Company was required to pay a cumulative cash earnout of CAD$34.1 million, of which CAD$15.0 million (approximately USD$10.9 million), CAD$15.0 million (approximately USD$10.8 million) and CAD$4.1 million (approximately USD$3.0 million) was expensed during the years ending December 31, 2025, 2024 and 2023, respectively. The payment was not included in the total purchase consideration and was deemed compensation expense, as the cash compensation was to former equity holders who became employees and would have been forfeited if employment was terminated prior to the end of the earnout period. The amount to be paid was determined by the acquired business’ achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period.

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

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill. In connection with the D2C Media Acquisition, the Company recorded goodwill in the amount of $42.0 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

The D2C Media Acquisition would have had an immaterial impact on the Company’s Consolidated Financial Statements for the period January 1, 2023 to October 31, 2023.

Note 4. Revenue

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Dealer	$644,053	$640,722	$621,661
OEM and National	65,305	65,894	55,904
Other	13,881	12,536	11,618
Total revenue	$723,239	$719,152	$689,183

Note 5. Goodwill and Other Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Asset Summary. The changes in the carrying amount of goodwill and indefinite-lived intangible asset are as follows (in thousands):

	Goodwill	Cars.com Trade name
December 31, 2023	$147,058	$390,020
Foreign currency translation adjustment	(3,479)	—
Other adjustments	(300)	—
December 31, 2024	$143,279	$390,020
Additions (1)	21,980	—
Foreign currency translation adjustment	1,948	—
December 31, 2025	$167,207	$390,020

(1)
In connection with the DealerClub Acquisition, the Company recorded goodwill in the amount of $22.0 million. For more information on the DealerClub Acquisition, see Note 3 (Business Combinations).

Goodwill and Indefinite-Lived Intangible Asset Impairment Test. The Company performed impairment tests for goodwill and the indefinite-lived intangible asset. The Company performed a qualitative assessment that considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specific facts and circumstances. After performing this assessment, the Company concluded there were no indicators of impairment and therefore, the Company did not perform a quantitative test and did not record an impairment to goodwill or the indefinite-lived intangible asset during any of the three years ending December 31, 2025, 2024 and 2023.

Definite Lived Intangible Assets. The Company’s definite-lived intangible assets by major asset class are as follows (in thousands):

	December 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.1	$859,086	$(739,817)	$119,269	$857,733	$(687,163)	$170,570
Acquired software	2.2	85,508	(71,917)	13,591	82,386	(63,102)	19,284
Other trade names	3.1	26,975	(22,773)	4,202	26,941	(21,125)	5,816
Content library	-	2,100	(2,100)	—	2,100	(2,100)	—
Total		$973,669	$(836,607)	$137,062	$969,160	$(773,490)	$195,670

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, projected annual amortization expense for amortizable intangible assets is as follows (in thousands):

2026	$41,534
2027	35,278
2028	29,085
2029	14,335
2030	2,292
Thereafter	14,538
Total	$137,062

Note 6. Debt

Fifth Amendment to the Credit Agreement. On May 6, 2024, the Company amended and extended its existing Credit Agreement (the "Fifth Amendment") which resulted in a new $350.0 million revolving loan due in 2029 ("Revolving Loan"). Upon closing, the Company borrowed $80.0 million under the new Revolving Loan to pay off and extinguish the outstanding $45.0 million in aggregate principal amount of existing Term Loan and $35.0 million in aggregate principal amount of existing Revolving Loan balances. This was a non-cash transaction predominantly amongst existing lenders in the Credit Agreement. Additionally, the Fifth Amendment, among other things, removed the Secured Overnight Financing Rate (SOFR) floor and replaced the financial covenant leverage test to Senior Secured Net Leverage from Senior Secured Leverage. Except as modified by the Fifth Amendment, the existing terms of the Credit Agreement, as amended, remain in effect.

Revolving Loan. As of December 31, 2025, $295.0 million was available to borrow under the Revolving Loan, and the Company had $55.0 million of outstanding borrowings. During the year ended December 31, 2025, the Company borrowed $10.0 million and made $15.0 million in cash payments on the Revolving Loan. The interest rate in effect as of December 31, 2025 was 5.8%.

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Debt Issuance Costs. Debt issuance costs related to the various amendments and issuances were $5.8 million and $7.7 million as of December 31, 2025 and 2024, respectively. Depending on the nature of the debt issuance costs and the underlying debt to which it relates, they are recorded as either a reduction of debt and accreted using the effective interest method or as a deferred asset and accreted using the straight-line method with the amortization recorded in Interest expense, net in the Consolidated Statements of Income.

Debt Guarantors, Collateral, Covenants and Restrictions. The obligations under the debt agreements are guaranteed by the Company and its subsidiary guarantors. The Guarantors secured their respective obligations under the debt agreements by granting liens in favor of the agent on substantially all of their assets. The terms of the debt agreement include representations and warranties, affirmative and negative covenants (including certain financial covenants) and events of default that are customary for credit facilities of this nature. The negative covenants place restrictions and limitations on the Company’s ability to incur additional indebtedness, make distributions or other restricted payments, create liens, make certain equity or debt investments, engage in mergers or consolidations and engage in certain transactions with affiliates. At each quarter-end, the Company is subject to certain net leverage ratio and interest coverage ratio financial covenants under its Credit Agreement. As of December 31, 2025, the Company was in compliance with the covenants under its debt agreements.

Long-term Debt Maturities. Long-term debt includes future principal payments on long-term borrowings through scheduled maturity dates. Excluded from these amounts are the amortization of debt issuance and other costs related to indebtedness. As of December 31, 2025, the Company’s contractual payments under then-outstanding long-term debt agreements in each of the next five calendar years and thereafter are as follows (in thousands):

2026	$—
2027	—
2028	400,000
2029	55,000
2030	—
Thereafter	—
Total	$455,000

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Leases

Leases. The Company is obligated as a lessee under certain non-cancelable operating leases for office space, and is also obligated to pay insurance, maintenance and other executory costs associated with these leases. In May 2016, the Company entered into a lease of office space in Chicago, Illinois. In November 2024, the Company amended this lease, which resulted in a reduction of its office space by 67%, extension of the lease term from June 2031 to June 2036 for the remaining office space, and paid a termination penalty of $10.5 million. This was accounted for as a lease modification. Monthly rental payments under the lease escalate by 2.5% each year through June 2031, then by 1.5% each year through the remainder of the lease. As a result of this lease modification, and the commencement of a separate lease, the Company recognized $4.7 million of right of use assets obtained in exchange for lease obligations during the year ended December 31, 2024.

As of December 31, 2025, the Company’s scheduled future minimum lease payments under operating leases having initial noncancelable lease terms of more than one year, is as follows (in thousands):

2026	$3,919
2027	2,040
2028	2,093
2029	2,001
2030	1,925
Thereafter	10,442
Total minimum lease payments	22,420
Less: Imputed interest (1)	(5,463)
Present value of the minimum lease payments	16,957
Less: Current maturities of lease obligations	(2,973)
Long-term lease obligations	$13,984

(1)
The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available from the Company’s lessors. Therefore, in order to discount lease payments to present value, the Company has estimated its incremental borrowing rate based on information available at the lease commencement, modification or acquisition date.

As of December 31, 2025 and 2024, the Company's operating lease balance sheet information is as follows (in thousands):

	December 31,
Balance sheet information:	2025	2024
Investments and other assets, net	$15,854	$16,810
Other accrued liabilities	2,973	4,085
Other noncurrent liabilities	13,984	16,545

The difference between the operating lease assets and the operating lease liabilities is primarily due to a lease incentive received related to the lease in Chicago, Illinois.

Other information related to the Company’s operating leases for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands, except months and percentages):

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
Income statement information:	2025	2024	2023
Operating lease cost	$2,149	$2,986	$3,035
Short-term lease cost	72	66	79
Variable lease cost	213	4,443	3,461
Total lease cost	$2,434	$7,495	$6,575

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$4,986	$14,790	$3,672
Weighted-average remaining lease term (in months)	120	130	89
Weighted-average discount rate	6.4%	6.4%	7.5%
(1)
The year ended December 31, 2024 includes a termination penalty of $10.5 million related to the lease amendment.

Note 8. Commitments and Contingencies

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

Note 9. Stockholders' Equity

On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. As of December 31, 2025, $173.8 million remained under the share repurchase program.

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Aggregate purchase price	$85,982	$49,179	$31,293
Shares repurchased	7,062	2,775	1,698
Average purchase price per share	$12.17	$17.72	$18.43

Note 10. Stock-Based Compensation

Omnibus Plan. In May 2017, the Company’s Board of Directors approved the Cars.com Inc. Omnibus Incentive Compensation Plan (the "Omnibus Plan"), which provides for the granting of new shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards. At the June 4, 2025 Annual Meeting of Stockholders, the Company's stockholders approved amendments to the Omnibus Plan to increase the maximum number of shares of the Company's common stock, par value $0.01 per share, that may be issued under the Omnibus Plan by 4.0 million shares to a total of 22.0 million shares and extend the term of the Omnibus Plan to June 4, 2035. As of December 31, 2025, there were 5.8 million common shares available for future grants. The Company issues new shares of common stock for shares delivered under the Omnibus Plan. A copy of the Company's Amended and Restated Omnibus Incentive Compensation Plan is incorporated by reference as Exhibit 10.26 to this Annual Report on Form 10-K.

Inducement Plan. In December 2025, the Company’s Board of Directors approved the Cars.com Inc. 2025 Inducement Equity Plan (the "Inducement Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based and cash-based awards to individuals who were not previously employees or directors

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

of the Company. A maximum of 1.0 million common shares may be issued under the Inducement Plan. As of December 31, 2025, there were 0.6 million common shares available for future grants. The Company issues new shares of common stock for shares delivered under the Inducement Plan. A copy of the Company's Inducement Plan is incorporated by reference as Exhibit 10.28 to this Annual Report on Form 10-K.

Information related to stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$31,327	$30,553	$28,491
Income tax benefit related to stock-based compensation expense	6,563	5,138	4,505

Stock-based compensation expense by financial statement line item on the Company’s Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue and operations	$820	$871	$1,487
Product and technology	8,656	10,684	8,814
Marketing and sales	6,034	5,381	5,740
General and administrative	15,817	13,617	12,450
Total (1)	$31,327	$30,553	$28,491

(1)
For the years ended December 31, 2025, 2024 and 2023, $0.1 million, $0.3 million, and $0.3 million, respectively, of capitalized internally developed technology costs is excluded from stock-based compensation expense.

Information related to outstanding stock-based compensation awards as of December 31, 2025 for restricted share units ("RSUs"), performance share units ("PSUs"), stock options and the Cars.com, Inc. Employee Stock Purchase Plan ("ESPP") is as follows (in thousands, except for weighted-average remaining period):

	Unearned Compensation	Weighted-Average Remaining Period (in years)
RSUs	$33,301	2.0
PSUs	4,111	2.5
Stock Options	—	—
ESPP	350	0.4
Total	$37,762

Restricted Share Units. RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years and the fair value of the RSUs is equal to the Company's common stock price on the date of grant. RSU activity for the year ended December 31, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	3,637	$16.52
Granted	3,266	11.74
Vested and delivered	(1,582)	16.06
Forfeited	(721)	14.08
Outstanding as of December 31, 2025 (1)	4,600	$13.67
(1)
Includes 441 RSUs that were vested, but not yet delivered.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2023 was $16.72. The total grant-date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $25.4 million, $24.5 million and $19.1 million, respectively.

Performance Share Units. PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance over a one-year to three-year performance period related primarily to certain revenue, adjusted earnings before interest, income taxes, depreciation and amortization, cumulative adjusted net income per share targets, total shareholder return and share price targets. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the year ended December 31, 2025 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	931	$16.37
Granted	698	12.91
Vested and delivered (1)	—	—
Forfeited	(596)	14.17
Outstanding as of December 31, 2025	1,033	$15.30

(1)
The actual amount of shares that become common shares outstanding as of the date of vesting and delivery and will vary based on the attainment percentage of the relevant performance conditions.

The weighted-average grant-date fair value of PSUs granted during the year ended December 31, 2023 was $16.47.

Stock Options. Stock options represent the right to purchase shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. Stock options are subject to three-year cliff vesting and expire 10 years from the grant date. Stock option activity for the year ended December 31, 2025 is as follows (in thousands, except for weighted-average grant date fair value and weighted-average remaining contractual term):

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,067	$6.28	5.98	$7,346
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2025	1,067	6.28	4.98	3,490
Exercisable as of December 31, 2025	1,067	6.28	4.98	3,490

There were no stock options granted during the years ending December 31, 2025 and 2024. The fair value of the stock options granted during the year ended December 31, 2023 were estimated on the grant date using the Black-Scholes option pricing model, using the following assumptions:

2023
Risk-free interest rate	2.21%
Weighted-average volatility	65.22%
Dividend yield	0%
Expected years until exercise	6.5

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan. Eligible employees may authorize payroll deductions of up to 10% of the employee’s base earnings with a maximum of $10,000 per every six-month offering period to purchase the Company's common stock at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of the Company at the beginning of the offering period or (ii) the closing market price per share at the end of the offering period. A maximum of three million shares are available for issuance under the ESPP. As of December 31, 2025, 1.5 million shares were available for issuance under the ESPP.

Information related to the ESPP is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Shares issued related to the ESPP	246	187	179
Stock-based compensation expense related to the ESPP	$824	$705	$760

Note 11. Net Income Per Share

Basic net income per share is calculated by dividing Net income by the weighted-average number of shares of the Company's common stock outstanding. Diluted net income per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the DealerClub Acquisition, the Company may pay up to $88.0 million of performance-based consideration in shares of the Company's stock at a future date if mutually agreed upon. Those potential shares have been excluded from the computations below as they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computation of net income per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income (1)	$20,052	$48,188	$118,442
Basic weighted-average common shares outstanding	62,386	66,006	66,742
Effect of dilutive stock-based compensation awards (2)	878	1,381	1,485
Diluted weighted-average common shares outstanding	63,264	67,387	68,227
Net income per share, basic (1)	$0.32	$0.73	$1.77
Net income per share, diluted (1)	0.32	0.72	1.74
(1)
During the year ended December 31, 2023 the Company released a significant portion of its valuation allowance for deferred tax assets that had been recorded as a result of the 2020 goodwill and indefinite-lived intangible asset impairments. For more information, see Note 12 (Income Taxes).
(2)
There were 1,408, 31 and 290 potential common shares excluded from diluted weighted-average common shares outstanding for the years ended December 31, 2025, 2024 and 2023, respectively, as their inclusion would have had an anti-dilutive effect.

Note 12. Income Taxes

Selected Information Related to Income Taxes. Significant components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$41,234	$71,659	$20,917
Non-U.S.	(6,928)	(9,796)	(2,812)
Income before income taxes	$34,306	$61,863	$18,105

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Significant components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$139	$(609)	$11,603
U.S. state and local	573	1,198	2,289
Non-U.S.	2,092	1,192	269
Total current income tax expense	2,804	1,781	14,161

Deferred:
U.S. federal	8,878	12,210	(95,298)
U.S. state and local	3,442	533	(19,034)
Non-U.S.	(870)	(849)	(166)
Total deferred income tax expense (benefit)	11,450	11,894	(114,498)
Income tax expense (benefit)	$14,254	$13,675	$(100,337)

The income tax provision differed from amounts computed at the U.S. federal statutory tax rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Income tax provision at statutory rate	$7,204	21.0%	$12,991	21.0%	$3,803	21.0%
State and local income taxes, net of federal income tax effect(1)	4,557	13.3	2,098	3.4	148	0.8
Foreign tax effects
Canada
Provincial income taxes	649	1.9	(156)	(0.3)	—	—
Nondeductible transaction expenses	2,253	6.6	2,287	3.7	627	3.5
Other, net	(236)	(0.7)	223	0.4	22	0.1
Effect of cross-border tax laws	(46)	(0.1)	(93)	(0.1)	—	—
Tax credits	(4,278)	(12.5)	(3,770)	(6.1)	(3,491)	(19.3)
Changes in valuation allowance	—	—	(2,318)	(3.7)	(103,149)	(569.7)
Nontaxable or nondeductible items
Stock-based compensation	1,233	3.6	(650)	(1.1)	(2,859)	(15.8)
Nondeductible executive compensation	2,423	7.1	1,917	3.1	2,771	15.3
Nondeductible transaction expenses	—	—	(201)	(0.3)	(166)	(0.9)
Changes in unrecognized tax benefits	283	0.8	1,216	2.0	1,086	6.0
Other, net	212	0.5	131	0.1	871	4.8
Income tax expense (benefit)	$14,254	41.5%	$13,675	22.1%	$(100,337)	(554.2)%

(1)
In 2025, the state taxes in California, Illinois, New Jersey and New York made up the majority (greater than 50%) of the tax effect in this category.

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Cash Taxes Paid. Significant components of income taxes paid (net of refunds received) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$—	$1,709	$14,790
Alabama	147	*	*
Georgia	250	*	*
Michigan	*	344	*
Pennsylvania	271	*	*
Other	1,039	1,889	2,578
U.S. state and local	1,707	2,233	2,578
Canada	861	2,545	268
Total	$2,568	$6,487	$17,636

* The amount of income taxes paid (net of refunds received) during the year does not meet the 5% disaggregation threshold and is included in 'Other'.

Deferred Tax Assets, Liabilities and Valuation Allowance. The Company has recorded deferred tax assets related to federal and state income tax net operating loss ("NOL") carryforwards of approximately $20.5 million and $2.9 million as of December 31, 2025 and 2024, respectively. These federal NOLs, and certain state NOLs, can be carried forward indefinitely.

The Company has also recorded deferred tax assets related to federal and state research and development ("R&D") tax credit carryforwards of $4.2 million and $1.9 million as of December 31, 2025 and 2024, respectively. The federal and state R&D tax credits generally may be carried forward 20 years and 5 years, respectively.

The Tax Cuts and Jobs Act enacted in December 2017 amended Internal Revenue Code ("IRC") Section 174 to require that specific research and experimental ("R&E") expenditures be capitalized and amortized over five years (15 years for non-U.S. R&E expenditures) beginning in the Company’s 2022 fiscal year.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA restored immediate expensing for domestic R&E expenditures that required capitalization under IRC Section 174 and reinstated the EBITDA-based limitation for business interest expense under IRC Section 163(j).

During 2023, the Company released a significant portion of the valuation allowance that had been previously recorded against its deferred tax assets. In connection with the sale of the Company’s RepairPal equity investment during 2024, the Company released its remaining portion of the valuation allowance. As a result, the Company has no valuation allowance recorded as of December 31, 2024 and 2025. For more information on the sale, see Note 2 (Significant Accounting Policies).

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax liabilities:
Indefinite lived intangibles	$(33,949)	$(24,161)
Property and equipment	(5,382)	(7,309)
Right of use assets	(3,996)	(4,227)
Other	(2,308)	(1,402)
Total deferred tax liabilities	$(45,635)	$(37,099)

Deferred income tax assets:
Goodwill	$46,528	$55,947
NOL and tax credit carryforwards	24,695	4,813
Definite lived intangibles	21,146	15,204
Capitalized research and development costs	16,273	28,677
Accrued compensation	11,134	11,961
Lease obligations	6,654	7,812
Interest expense limitation	1,558	6,442
Total deferred tax assets	127,988	130,856
Net deferred tax asset	$82,353	$93,757

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets, net	$88,594	$100,530
Deferred tax liabilities, net	(6,241)	(6,773)
Net deferred tax asset	$82,353	$93,757

Uncertain Tax Positions. A summary of the Company’s uncertain tax positions is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance as of January 1	$4,301	$3,477
Additions based on tax positions related to the current year	705	680
Additions for tax positions of prior years	79	408
Reductions for tax positions of prior years	(568)	(264)
Balance as of December 31	$4,517	$4,301

As of December 31, 2025 and 2024, the Company had $4.5 million and $4.3 million, respectively, of uncertain tax positions that, if recognized, would affect the annual tax rate.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various other jurisdictions, including in Canada. The Company's tax returns are routinely audited by tax authorities, and these tax audits are at various stages of completion at any given time. The Company’s tax returns open to examination by taxing authorities are for years beginning on or after January 1, 2021. The Company believes it has adequate tax reserves to cover potential federal, state or foreign tax exposures.

Note 13. Segment Information

Operating segments are components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker (the "CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reportable segment. The Company’s CODM is its Chief Executive Officer. The CODM

Cars.com Inc.

Notes to Consolidated Financial Statements (Continued)

makes resource allocation decisions to maximize the Company's consolidated financial results. Significant expenses reviewed by the CODM are primarily limited to those that are presented in the Consolidated Statements of Income. The significant expense categories disclosed in the December 31, 2024 Consolidated Financial Statements, except for those also presented in the Consolidated Statements of Income, are no longer regularly provided to or utilized by the CODM. Asset information is not provided to the CODM.

For the years ended December 31, 2025, 2024 and 2023, the Company did not have any one customer that generated greater than 10% of total revenue. Substantially all revenue and long-lived assets were generated and located within the U.S.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2025, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025 included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cars.com Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cars.com Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cars.com Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Cars.com Inc. as of December 31, 2025 and 2024, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2026

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable New York Stock Exchange listing requirements. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. The other information required by this item will be included in the Company’s definitive proxy statement, to be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence. The information required by this item will be included in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. Information about aggregate fees billed to the Company by its principal accountant, Ernst & Young LLP (PCAOB ID No. 42) will be included under the caption "Independent Auditor Fees" in the definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 to Cars.com Inc.’s Form 8-K filed on June 6, 2025, File No. 001-37869).

3.2**	Amended and Restated By-Laws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on October 23, 2018, File No. 001-37869).

4.1**	Description of Securities

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

10.26**^	Amended and Restated Cars.com Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Cars.com Inc.’s Form S-8 filed on June 4, 2025, File No. 333-287762)

10.27**^

Letter Agreement, dated as of December 14, 2025, between Cars.com, LLC and Tobias Hartmann (incorporated herein by reference to Exhibit 10.1 to Cars.com Inc.’s Form 8-K filed on December 18, 2025, File No. 001-37869)

10.28**^	Cars.com Inc. 2025 Inducement Equity Plan (incorporated herein by reference to Exhibit 10.2 to Cars.com Inc.’s Form 8-K filed on December 18, 2025, File No. 001-37869)

19.1*	Cars.com Inc. Insider Trading Policy

21.1*	Subsidiaries of Cars.com Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Cars.com Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 to Cars.com Inc.’s Annual Report on Form 10-K filed February 22, 2024, File No. 001-37869

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Previously filed.

^ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: February 26, 2026	By:	/s/ Tobias Hartmann
Tobias Hartmann
Chief Executive Officer

Date: February 26, 2026	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tobias Hartmann	Director, Chief Executive Officer	February 26, 2026
Tobias Hartmann	(Principal Executive Officer)

/s/ Sonia Jain	Chief Financial Officer	February 26, 2026
Sonia Jain	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Forbes	Chairman of the Board	February 26, 2026
Scott Forbes

/s/ Jerri DeVard	Director	February 26, 2026
Jerri DeVard

/s/ Jill Greenthal	Director	February 26, 2026
Jill Greenthal

/s/ Thomas Hale	Director	February 26, 2026
Thomas Hale

/s/ Michael Kelly	Director	February 26, 2026
Michael Kelly

/s/ Donald A. McGovern, Jr.	Director	February 26, 2026
Donald A. McGovern, Jr.

/s/ Greg Revelle	Director	February 26, 2026
Greg Revelle

/s/ Jenell Ross	Director	February 26, 2026
Jenell Ross

/s/ Bala Subramanian	Director	February 26, 2026
Bala Subramanian

/s/ Bryan Wiener	Director	February 26, 2026
Bryan Wiener