Form 10-Q
period 2026-03-31
Cars.com Inc.
filed 2026-05-07
CIK 1683606

p j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37869

Cars.com Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3693660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 S. Riverside Plaza, Suite 1100
Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 601-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CARS	The New York Stock Exchange

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

As of May 4, 2026, the registrant had 55,903,027 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$64,598	$56,236
Accounts receivable, net	135,030	131,945
Prepaid expenses	14,181	15,491
Other current assets	4,221	7,920
Total current assets	218,030	211,592
Property and equipment, net	35,521	35,223
Goodwill	166,620	167,207
Intangible assets, net	516,131	527,082
Deferred tax assets, net	85,499	88,594
Investments and other assets, net	31,612	32,720
Total assets	$1,053,413	$1,062,418
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$29,307	$27,749
Accrued compensation	33,921	38,074
Other accrued liabilities	53,319	47,564
Total current liabilities	116,547	113,387
Noncurrent liabilities:
Long-term debt, net	451,819	451,516
Deferred tax liabilities, net	6,053	6,241
Other noncurrent liabilities	18,246	18,744
Total noncurrent liabilities	476,118	476,501
Total liabilities	592,665	589,888
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 57,191 and 58,636 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	572	586
Additional paid-in capital	1,397,696	1,413,994
Accumulated deficit	(936,516)	(941,494)
Accumulated other comprehensive loss	(1,004)	(556)
Total stockholders' equity	460,748	472,530
Total liabilities and stockholders' equity	$1,053,413	$1,062,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Dealer	$163,007	$159,144
OEM and National	14,279	16,279
Other	2,937	3,601
Total revenue	180,223	179,024
Operating expenses:
Cost of revenue and operations	31,741	31,483
Product and technology	31,495	30,617
Marketing and sales	61,818	62,540
General and administrative	21,818	20,885
Depreciation and amortization	16,718	27,039
Total operating expenses	163,590	172,564
Operating income	16,633	6,460
Nonoperating expenses:
Interest expense, net	(7,231)	(7,668)
Other expense, net	(686)	(25)
Total nonoperating expense, net	(7,917)	(7,693)
Income (loss) before income taxes	8,716	(1,233)
Income tax expense	3,738	780
Net income (loss)	$4,978	$(2,013)
Weighted-average common shares outstanding:
Basic	58,928	64,467
Diluted	59,594	64,467
Net income (loss) per share:
Basic	$0.08	$(0.03)
Diluted	0.08	(0.03)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$4,978	$(2,013)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(448)	(456)
Total other comprehensive loss, net of tax	(448)	(456)
Comprehensive income (loss)	$4,530	$(2,469)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	—	$—	58,636	$586	$1,413,994	$(941,494)	$(556)	$472,530
Net income	—	—	—	—	—	4,978	—	4,978
Other comprehensive loss, net of tax	—	—	—	—	—	—	(448)	(448)
Repurchases of common stock	—	—	(2,524)	(25)	(20,314)	—	—	(20,339)
Shares issued in connection with stock-based compensation plans, net	—	—	1,079	11	(4,553)	—	—	(4,542)
Stock-based compensation	—	—	—	—	8,569	—	—	8,569
Balance at March 31, 2026	—	$—	57,191	$572	$1,397,696	$(936,516)	$(1,004)	$460,748

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net loss	—	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(456)	(456)
Repurchases of common stock	—	—	(1,555)	(15)	(21,623)	—	—	(21,638)
Shares issued in connection with stock-based compensation plans, net	—	—	874	9	(5,858)	—	—	(5,849)
Stock-based compensation	—	—	—	—	8,386	—	—	8,386
Balance at March 31, 2025	—	$—	63,710	$637	$1,454,891	$(963,559)	$(2,054)	$489,915

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,978	$(2,013)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation	6,175	9,661
Amortization of intangible assets	10,543	17,378
Stock-based compensation	8,569	8,334
Deferred income taxes	3,003	(343)
Provision for doubtful accounts	607	359
Amortization of debt issuance costs	473	473
Unrealized loss (gain) on foreign currency denominated transactions	637	(12)
Other, net	182	958
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,845)	2,410
Prepaid expenses and other assets	5,739	970
Accounts payable	1,546	(4,696)
Accrued compensation	(4,458)	(8,420)
Other liabilities	5,659	4,396
Net cash provided by operating activities	39,808	29,455
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(24,422)
Capitalization of internally developed technology	(6,000)	(4,984)
Purchase of property and equipment	(262)	(811)
Proceeds from sale of equity investment	—	9,481
Net cash used in investing activities	(6,262)	(20,736)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	10,000
Payments of Revolving Loan borrowings and long-term debt	—	(10,000)
Payments for stock-based compensation plans, net	(4,542)	(5,849)
Repurchases of common stock	(20,452)	(21,538)
Net cash used in financing activities	(24,994)	(27,387)
Effect of exchange rate changes on Cash and cash equivalents	(190)	(570)
Net increase (decrease) in Cash and cash equivalents	8,362	(19,238)
Cash and cash equivalents at beginning of period	56,236	50,673
Cash and cash equivalents at end of period	$64,598	$31,435
Supplemental cash flow information:
Cash (received) paid for income taxes	$(3,504)	$1,321
Cash paid for interest	983	1,164

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

Basis of Presentation. The accompanying unaudited interim consolidated financial statements ("Consolidated Financial Statements") have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K as filed with the SEC on February 26, 2026 (the "December 31, 2025 Consolidated Financial Statements").

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2025 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

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

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company and its 100% owned subsidiaries, including DealerClub since the date of acquisition. All intercompany transactions and accounts have been eliminated in consolidation.

Recently Issued Accounting Standards Not Yet Adopted. In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies current interim disclosure requirements and provides a comprehensive list of required interim disclosures. The update also establishes a principle under which a company must disclose events since the end of the last annual reporting period that have a material impact on the company. Per the FASB, the amendment is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. This amendment is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and entities are permitted to apply the new updates either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

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

NOTE 2. Revenue

The Company's Consolidated Statements of Income (Loss) provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Dealer	$163,007	$159,144
OEM and National	14,279	16,279
Other	2,937	3,601
Total revenue	$180,223	$179,024

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

As part of the DealerClub Acquisition, the Company may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon. This potential performance-based consideration is not included in the total purchase consideration and will be deemed compensation expense. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. Based on current performance trends, no such consideration was expensed during the three months ended March 31, 2026.

Purchase Price Allocation. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed were determined based on management’s final estimates and assumptions, as well as other information compiled by management, including third-party valuations that utilize customary valuation procedures and techniques, such as the replacement cost method. The final DealerClub Acquisition purchase price allocation is as follows (in thousands):

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

(2)
Other assets acquired primarily consists of deferred income tax assets and other receivables.
(3)
Identified intangible assets consists of acquired software with an amortization period of five years.
(4)
Liabilities assumed primarily consists of other accrued liabilities.

A reconciliation of cash consideration to Payments for acquisitions, net of cash acquired related to the DealerClub Acquisition in the Consolidated Statements of Cash Flows for the year ended December 31, 2025 is as follows (in thousands):

Cash consideration	$25,331
Less: Cash acquired	(562)
Total payment for DealerClub Acquisition, net	$24,769

Goodwill. In connection with the DealerClub Acquisition, the Company recorded goodwill in the amount of $22.0 million, which is primarily attributable to expected sales growth from existing and future customers, product offerings, technology and the value of the acquired assembled workforce. All of the goodwill is considered non-deductible for income tax purposes.

NOTE 4. RepairPal Equity Investment

During the fourth quarter of 2024, the Company sold its RepairPal equity investment, which included $9.5 million in closing proceeds. These proceeds were collected during the three months ended March 31, 2025 and are reflected in Proceeds from sale of equity investment in the Consolidated Statements of Cash Flows. For more information, see Note 2 (Significant Accounting Policies) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's December 31, 2025 Consolidated Financial Statements.

NOTE 5. Debt

Revolving Loan. As of March 31, 2026, $295.0 million was available to borrow under the revolving loan due in 2029 ("Revolving Loan"), and the Company had $55.0 million of outstanding borrowings. During the three months ended March 31, 2026, there were no additional borrowings or payments on the Revolving Loan. The Revolving Loan is governed by our Credit Agreement dated as of May 31, 2017 among the Company, as Borrower, each lender from time to time party hereto, the other parties party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended from time to time, the "Credit Agreement").

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy, and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026	December 31, 2025
Fair value	$442.9	$454.1
Carrying value	455.0	455.0

Debt Covenants. As of March 31, 2026, the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited primarily by: 1) Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.5x; and 2) Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) not to be below 3.0x. As of March 31, 2026, the Company's Senior Secured Net Leverage Ratio was (0.05)x, due to its senior secured net debt balance being $(9.6) million, and its Consolidated Interest Coverage Ratio was 7.08x. As of March 31, 2026, the Company's total net leverage ratio was 1.84x.

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

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

NOTE 7. Stockholders' Equity

On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. As of March 31, 2026, $153.6 million remained under the share repurchase program.

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Aggregate purchase price	$20,239	$21,538
Shares repurchased	2,524	1,555
Average purchase price per share	$8.02	$13.85

NOTE 8. Stock-Based Compensation

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years. Prior to March 2026, the fair value of the RSUs was equal to the Company's common stock price on the date of grant. In March 2026, the fair value of RSUs is equal to the Company's average closing common stock price over the 30 trading days leading up to and including the date of grant. RSU activity for the three months ended March 31, 2026 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,600	$13.67
Granted	2,540	10.17
Vested and delivered	(1,447)	14.30
Forfeited	(66)	12.77
Outstanding as of March 31, 2026 (1)	5,627	$11.94

(1)
Includes 441 RSUs that were vested but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance over a three-year performance period related primarily to certain revenue, adjusted earnings before interest, income taxes, depreciation and amortization, total shareholder return and share price targets. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the three months ended March 31, 2026 is as follows (in thousands, except for weighted-average grant date fair value):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,033	$15.30
Granted	508	10.17
Vested and delivered (1)	(197)	16.59
Forfeited	(179)	15.31
Outstanding as of March 31, 2026	1,165	$12.84

(1)
The actual amount of shares that become common shares outstanding as of the date of vesting and delivery will vary based on the attainment percentage of the relevant performance conditions.

NOTE 9. Net Income Per Share

Basic net income (loss) per share is calculated by dividing Net income (loss) by the weighted-average number of shares of the Company's common stock outstanding. Diluted net income (loss) per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under stock-based compensation plans, unless the inclusion of such shares would have an anti-dilutive impact. As part of the DealerClub Acquisition, the Company may pay up to $88.0 million of performance-based consideration in shares of the Company's stock at a future date if mutually agreed upon. Those potential shares have been excluded from the computations below as they are contingently issuable shares, and the contingency to which the issuance relates was not met at the end of the reporting period. The computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$4,978	$(2,013)
Basic weighted-average common shares outstanding	58,928	64,467
Effect of dilutive stock-based compensation awards (1)	666	—
Diluted weighted-average common shares outstanding	59,594	64,467
Net income (loss) per share, basic	$0.08	$(0.03)
Net income (loss) per share, diluted	0.08	(0.03)

(1)
There were 5,478 and 2,469 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2026 and 2025, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Effective Tax Rate. The effective income tax rate for the three months ended March 31, 2026, expressed by calculating the Income tax expense as a percentage of Income (loss) before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the tax expense on stock-based compensation.

NOTE 11. Segment Information

Operating segments are components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker (the "CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reportable segment. The Company’s CODM is its Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company's consolidated financial results. Significant expenses reviewed by the CODM are primarily limited to those that are presented in the Consolidated Statements of Income (Loss). Asset information is not provided to the CODM.

NOTE 12. Reduction in Workforce

During the three months ended March 31, 2026, the Company recorded $8.5 million of expense associated with a plan to reduce its operating expenses and realign its resources via an 11% reduction in workforce. These expenses were generally recognized evenly across line items within Operating expenses (excluding Depreciation and amortization) in the Consolidated Statements of Income (Loss). As

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

of March 31, 2026, the Company has a liability of $7.6 million comprised of one-time termination benefits, substantially all of which is related to employee severance and is expected to be paid during the three months ended June 30, 2026.

Note About Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements other than statements of historical facts are forward-looking statements. These statements often use words such as "believe," "expect," "project," "anticipate," "outlook," "intend," "strategy," "plan," "estimate," "target," "seek," "will," "may," "would," "should," "could," "forecasts," "mission," "strive," "more," "goal" or similar expressions. Forward-looking statements are based on our current expectations, beliefs, strategies, estimates, projections and assumptions, experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, condition of the global supply chain, fluctuating fuel prices, interest rate environment, inflationary pressures and other factors we think are appropriate. Such forward-looking statements, while considered reasonable by Cars.com Inc. ("we" or the "Company") and its management, are inherently uncertain. While the Company and its management make such statements in good faith and believe such judgments are reasonable, you should understand that these statements are not guarantees of future strategic action, performance or results. Our actual results, performance, achievements, strategic actions or prospects could differ materially from those expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. When we make comparisons of results between current and prior periods, we do not intend to express any future trends, or indications of future performance, unless expressed as such, and you should only view such comparisons as historical data. Forward-looking statements are subject to a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results and strategic actions to differ materially from those expressed in the forward-looking statements contained in this report. Factors that might cause such differences include, but are not limited to:

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
•
The increased use, development and regulation of artificial intelligence ("AI"), including generative AI and agentic AI technologies, could materially and adversely affect our business, results of operations and financial condition.
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
•
Certain of our third-party service providers and customers are highly regulated financial institutions, and the federal and state laws related to financial services could have a direct or indirect material adverse effect on our business.
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
•
Uncertainty exists in the application and interpretation of various laws and regulations related to our business, including privacy and AI laws. New privacy and/or AI concerns or laws or regulations applicable to our business, or the expansion or interpretation of existing laws and regulations that apply to our business, could reduce the effectiveness of our offerings or subject us to use restrictions, licensing requirements, claims, judgments and remedies including sales and use taxes, other monetary liabilities and limitations on our business practices, and could increase administrative costs.
•
Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our business, results of operations or financial condition.
•
Our ability to operate effectively could be impaired if we fail to attract and retain our key employees, including as a result of workforce reductions and related organizational changes.
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

For a detailed discussion of these risks and uncertainties, see "Part I, Item 1A., Risk Factors" and "Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 and our other filings filed with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statement. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

Overview of Results

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$180,223	$179,024
Net income (loss) (1)	4,978	(2,013)

(1)
During the three months ended March 31, 2026, we recorded $8.5 million of expense associated with a plan to reduce our operating expenses and realign our resources via an 11% reduction in workforce. These costs are comprised of one-time termination benefits, substantially all of which is related to employee severance and is expected to be paid during the three months ended June 30, 2026.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Traffic	159,562	170,088	(6)%
Average Monthly Unique Visitors	25,794	29,048	(11)%

	March 31, 2026	March 31, 2025	% Change	December 31, 2025	% Change
Dealer Customers	19,390	19,250	1%	19,544	(1)%
Monthly Average Revenue Per Dealer	$2,473	$2,473	0%	$2,472	0%

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

UVs decreased 11% year-over-year and Traffic decreased 6% year-over-year for the three months ended March 31, 2026, which primarily reflects pull-forward consumer demand in the prior year period leading up to the anticipated announcement of automotive tariffs, which served to elevate traffic and visitors. Additionally, we realized marketing efficiencies to more effectively capture high-intent consumer demand.

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

For the three months ended March 31, 2026, Dealer Customers increased 1% compared to the three months ended March 31, 2025, primarily due to an increase in marketplace customers, partially offset by a decrease in digital solutions customers.

For the three months ended March 31, 2026, Dealer Customers decreased 1% compared to the three months ended December 31, 2025, primarily due to decrease in digital solutions customers.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the three months ended March 31, 2026, ARPD remained flat compared to each of the three months ended March 31, 2025 and December 31, 2025, primarily reflecting ongoing improvements in value delivery, including upgrades in website offerings, and adoption of new marketplace packages, partially offset by declines in dealer media.

Factors Affecting Our Performance. Our business is impacted by changes in the larger automotive ecosystem, including supply and demand for new and used vehicle inventory, geopolitical incidents, global supply chain and information systems disruptions, semiconductor and raw material shortages, vehicle acquisition cost, vehicle retail prices, the rate of electric vehicle adoption, employee retention and changes related to automotive advertising, among other macroeconomic factors including the political environment, inflationary and affordability pressures, tariffs and prevailing interest rates. Changes in vehicle sales volumes in the United States and Canada also influence OEMs’ and dealerships’ willingness to increase investments in marketing spend and technology solutions and could impact our pricing strategies and/or revenue mix.

Our long-term success depends in part on our ability to attract and engage an in-market audience, to grow inventory supply and our dealer customers, to expand our relationship with dealers through greater adoption of our product offering, to transform our OEM relationships and to create operating leverage. We believe our core strategic strengths, including our Cars.com brand, our growing high-quality audience and suite of digital solutions for dealers and OEMs, including AI-based tools, position us to navigate a rapidly changing automotive environment.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Dealer	$163,007	$159,144	$3,863	2%
OEM and National	14,279	16,279	(2,000)	(12)%
Other	2,937	3,601	(664)	(18)%
Total revenue	180,223	179,024	1,199	1%
Operating expenses:
Cost of revenue and operations	31,741	31,483	258	1%
Product and technology	31,495	30,617	878	3%
Marketing and sales	61,818	62,540	(722)	(1)%
General and administrative	21,818	20,885	933	4%
Depreciation and amortization	16,718	27,039	(10,321)	(38)%
Total operating expenses	163,590	172,564	(8,974)	(5)%
Operating income	16,633	6,460	10,173	***%
Nonoperating expense:
Interest expense, net	(7,231)	(7,668)	437	(6)%
Other expense, net	(686)	(25)	(661)	***%
Total nonoperating expense, net	(7,917)	(7,693)	(224)	3%
Income (loss) before income taxes	8,716	(1,233)	9,949	***%
Income tax expense	3,738	780	2,958	***%
Net income (loss)	$4,978	$(2,013)	$6,991	***%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions, trade and appraisal and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 90% and 89% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Dealer revenue increased $3.9 million or 2%, primarily due to reflecting ongoing improvements in value delivery, upgrades in website offerings and growth in marketplace customers, partially offset by changes in our product mix.

OEM and National revenue. OEM and National revenue largely consists of media solutions products, including display advertising and other solutions to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 8% and 9% of total revenue for the three months ended March 31, 2026 and 2025, respectively. OEM and National revenue decreased $2.0 million or 12%, which is primarily due to shifts in spending by OEM partners.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties. Other revenue represented 2% of total revenue for both the three months ended March 31, 2026 and 2025. Other revenue decreased $0.7 million or 18%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment and compensation and severance costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 18% of total revenue for both the three months ended March 31, 2026 and 2025. Cost of revenue and operations increased $0.3 million or 1%, primarily due to higher compensation and severance-related costs, partially offset by lower third-party costs associated with certain products driven by slight shifts in product mix.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses, other infrastructure costs, severance costs and costs related to the write-off of assets. Product and technology expense represented 17% of total revenue for both the three months ended March 31, 2026 and 2025. Product and technology expense increased $0.9 million or 3%, primarily due to higher severance-related costs, partially offset by lower compensation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, severance costs and bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 34% and 35% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Marketing and sales expense decreased $0.7 million or 1%, primarily due to marketing efficiencies to more effectively capture high-intent consumer demand.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of legal, accounting and other professional services, severance costs, office space, transformation and other exit costs and transaction-related costs. General and administrative expense represented 12% of total revenue for both the three months ended March 31, 2026 and 2025. General and administrative expense increased $0.9 million or 4%, primarily due to higher severance-related costs, compensation and third-party costs, partially offset by a reduction in costs as a result of the conclusion of the D2C Media earnout period. For more information on the D2C Media earnout, see the "Liquidity and Capital Resources" section below.

Depreciation and amortization. Depreciation and amortization expense decreased $10.3 million or 38%, primarily due to certain intangible assets being fully amortized as compared to the prior-year period and the accelerated depreciation associated with our amended headquarters office lease in the prior-year period.

Interest expense, net. Interest expense, net decreased $0.4 million or 6%, primarily due to higher interest income and a reduction in total indebtedness compared to the prior-year period and lower interest rates. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other expense, net. Other expense, net changed primarily due to unrealized losses on foreign currency denominated transactions.

Income tax expense. The effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the tax expense on stock-based compensation.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash flows from operations, available cash reserves and borrowing capacity available under our Credit Agreement dated as of May 31, 2017, as amended from time to time ("Credit Agreement"). We believe our positive operating cash flow, along with our $350.0 million revolving loan due in 2029 ("Revolving Loan"), provide adequate liquidity to meet our business needs for the next twelve months and beyond, including those for investments, debt service, share repurchases and strategic acquisitions. However, our ability to maintain adequate liquidity in the future is dependent upon a number of factors, including our revenue, our ability to contain costs, including capital expenditures, and to collect accounts receivable and various other macroeconomic factors, many of which are beyond our direct control.

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of March 31, 2026, Cash and cash equivalents were $64.6 million and including our undrawn Revolving Loan, our total liquidity was $359.6 million.

Indebtedness. As of March 31, 2026, the outstanding aggregate principal amount of our indebtedness was $455.0 million, at an average interest rate of 6.3%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $55.0 million of outstanding principal under the Revolving Loan which had an interest rate of 5.8%. During the three months ended March 31, 2026, there were no borrowings or payments on our Revolving Loan. As of March 31, 2026, $295.0 million was available to borrow under the Revolving Loan.

As of March 31, 2026, we were in compliance with the covenants under our debt agreements. Our borrowings are limited primarily by: 1) Senior Secured Net Leverage Ratio (as defined in our Credit Agreement) not to exceed 3.5x; and 2) Consolidated Interest Coverage Ratio (as defined in our Credit Agreement) not to be below 3.0x. As of March 31, 2026, our Senior Secured Net Leverage Ratio was (0.05)x, due to our senior secured net debt balance being $(9.6) million, and our Consolidated Interest Coverage Ratio was 7.08x. As of March 31, 2026, our total net leverage ratio was 1.84x. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the three months ended March 31, 2026, we repurchased and subsequently retired 2.5 million shares for $20.2 million at an average price paid per share of $8.02.

Earnouts.

•
As part of the D2C Media acquisition, we are required to pay additional cash consideration to certain former owners who are now employees of the Company based on the achievement of a revenue performance metric. The amount to be paid was determined by the acquired business’ achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. In April 2026, we paid CAD$15.0 million (approximately USD$10.9 million) associated with the earnout for the year ended December 31, 2025, which is the final installment of the earnout.
•
As part of the DealerClub acquisition, we may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon, to certain former owners who are now employees of the Company. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. Based on current performance trends, no such consideration was expensed during the three months ended March 31, 2026.

For information related to the earnouts, see Note 3 (Business Combinations) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q and Note 3 (Business Combinations) in Part II, Item 8., "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026.

Cash Flows. Details of our cash flows are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$39,808	$29,455	$10,353
Investing activities	(6,262)	(20,736)	14,474
Financing activities	(24,994)	(27,387)	2,393
Effect of exchange rate changes on Cash and cash equivalents	(190)	(570)	380
Net change in Cash and cash equivalents	$8,362	$(19,238)	$27,600

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2026 increased as compared to the three months ended March 31, 2025 primarily due to favorable working capital changes. For further information, see the Consolidated Statements of Cash Flows included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Investing Activities. The decrease in cash used in investing activities during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to the impact of the prior year period DealerClub acquisition, partially offset by the proceeds collected from the sale of the RepairPal equity investment in the prior year period. For further information on these items, see Note 3 (Business Combinations) and Note 4 (RepairPal Equity Investment) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Financing Activities. During the three months ended March 31, 2026, cash used in financing activities was primarily related to repurchases of our common stock and tax payments made in connection with the vesting of certain equity awards. During the three months ended March 31, 2025, cash used in financing activities was primarily related to repurchases of our common stock, debt repayments and tax payments made in connection with the vesting of certain equity awards, partially offset by proceeds from Revolving Loan borrowings. For information related to our debt and repurchases of our common stock, see Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there have been no changes to our critical accounting policies.

Recent Accounting Standards. For information related to recent accounting pronouncements, see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see "Quantitative and Qualitative Disclosures About Market Risk," in Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026. Our exposures to market risk have not changed materially since December 31, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 6 (Commitments and Contingencies) to the accompanying Notes to the Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business and the ownership of our common stock are subject to a number of risks and uncertainties that could materially affect our business, financial condition, results of operations and future results, including those described in Part I, Item 1A., "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026. There have been no material changes from the risk factors described in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our share repurchase activity for the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
January 1 through January 31, 2026	—	$—	—	$173,831
February 1 through February 28, 2026	—	—	—	173,831
March 1 through March 31, 2026	2,523,648	8.02	2,523,648	153,592
	2,523,648		2,523,648
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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

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

Cars.com Inc.

Date: May 7, 2026	By:	/s/ Tobias Hartmann
Tobias Hartmann
Chief Executive Officer

Date: May 7, 2026	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer