Form 10-Q
period 2026-06-30
Cars.com Inc.
filed 2026-08-06
CIK 1683606

p j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 53,532,714 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$33,287	$56,236
Accounts receivable, net	143,132	131,945
Prepaid expenses	12,881	15,491
Other current assets	5,668	7,920
Total current assets	194,968	211,592
Property and equipment, net	34,151	35,223
Goodwill	165,794	167,207
Intangible assets, net	505,049	527,082
Deferred tax assets, net	81,183	88,594
Investments and other assets, net	31,293	32,720
Total assets	$1,012,438	$1,062,418
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$33,048	$27,749
Accrued compensation	15,238	38,074
Other accrued liabilities	49,352	47,564
Total current liabilities	97,638	113,387
Noncurrent liabilities:
Long-term debt, net	447,125	451,516
Deferred tax liabilities, net	5,866	6,241
Other noncurrent liabilities	18,204	18,744
Total noncurrent liabilities	471,195	476,501
Total liabilities	568,833	589,888
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 53,926 and 58,636 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	539	586
Additional paid-in capital	1,367,045	1,413,994
Accumulated deficit	(922,253)	(941,494)
Accumulated other comprehensive loss	(1,726)	(556)
Total stockholders' equity	443,605	472,530
Total liabilities and stockholders' equity	$1,012,438	$1,062,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Dealer	$163,348	$158,477	$326,355	$317,621
OEM and National	13,641	16,637	27,920	32,916
Other	2,945	3,625	5,882	7,226
Total revenue	179,934	178,739	360,157	357,763
Operating expenses:
Cost of revenue and operations	30,285	30,605	62,026	62,088
Product and technology	26,687	29,417	58,182	60,035
Marketing and sales	60,737	58,067	122,555	120,607
General and administrative	17,006	20,531	38,824	41,416
Depreciation and amortization	17,343	24,873	34,061	51,912
Total operating expenses	152,058	163,493	315,648	336,058
Operating income	27,876	15,246	44,509	21,705
Nonoperating expenses:
Interest expense, net	(7,397)	(7,644)	(14,628)	(15,312)
Other (expense) income, net	(953)	2,366	(1,639)	2,342
Total nonoperating expense, net	(8,350)	(5,278)	(16,267)	(12,970)
Income before income taxes	19,526	9,968	28,242	8,735
Income tax expense	5,263	2,959	9,001	3,739
Net income	$14,263	$7,009	$19,241	$4,996
Weighted-average common shares outstanding:
Basic	55,871	63,163	57,453	63,859
Diluted	56,652	63,842	58,130	64,476
Net income per share:
Basic	$0.26	$0.11	$0.33	$0.08
Diluted	0.25	0.11	0.33	0.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$14,263	$7,009	$19,241	$4,996
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(722)	1,793	(1,170)	1,337
Total other comprehensive (loss) income, net of tax	(722)	1,793	(1,170)	1,337
Comprehensive income	$13,541	$8,802	$18,071	$6,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	—	$—	58,636	$586	$1,413,994	$(941,494)	$(556)	$472,530
Net income	—	—	—	—	—	4,978	—	4,978
Other comprehensive loss, net of tax	—	—	—	—	—	—	(448)	(448)
Repurchases of common stock	—	—	(2,524)	(25)	(20,314)	—	—	(20,339)
Shares issued in connection with stock-based compensation plans, net	—	—	1,079	11	(4,553)	—	—	(4,542)
Stock-based compensation	—	—	—	—	8,569	—	—	8,569
Balance at March 31, 2026	—	—	57,191	572	1,397,696	(936,516)	(1,004)	460,748
Net income	—	—	—	—	—	14,263	—	14,263
Other comprehensive loss, net of tax	—	—	—	—	—	—	(722)	(722)
Repurchases of common stock	—	—	(3,677)	(37)	(37,307)	—	—	(37,344)
Shares issued in connection with stock-based compensation plans, net	—	—	412	4	747	—	—	751
Stock-based compensation	—	—	—	—	5,909	—	—	5,909
Balance at June 30, 2026	—	$—	53,926	$539	$1,367,045	$(922,253)	$(1,726)	$443,605

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net loss	—	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(456)	(456)
Repurchases of common stock	—	—	(1,555)	(15)	(21,623)	—	—	(21,638)
Shares issued in connection with stock-based compensation plans, net	—	—	874	9	(5,858)	—	—	(5,849)
Stock-based compensation	—	—	—	—	8,386	—	—	8,386
Balance at March 31, 2025	—	—	63,710	637	1,454,891	(963,559)	(2,054)	489,915
Net income	—	—	—	—	—	7,009	—	7,009
Other comprehensive income, net of tax	—	—	—	—	—	—	1,793	1,793
Repurchases of common stock	—	—	(2,113)	(21)	(23,308)	—	—	(23,329)
Shares issued in connection with stock-based compensation plans, net	—	—	202	2	1,148	—	—	1,150
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Balance at June 30, 2025	—	$—	61,799	$618	$1,439,410	$(956,550)	$(261)	$483,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$19,241	$4,996
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	12,985	17,076
Amortization of intangible assets	21,076	34,836
Stock-based compensation	14,478	15,013
Deferred income taxes	7,250	1,158
Provision for doubtful accounts	1,356	957
Amortization of debt issuance costs	950	950
Unrealized loss (gain) on foreign currency denominated transactions	1,543	(2,474)
Other, net	819	1,439
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,968)	795
Prepaid expenses and other assets	5,498	1,193
Accounts payable	5,380	(2,475)
Accrued compensation	(23,630)	(14,570)
Other liabilities	1,642	(3,211)
Net cash provided by operating activities	55,620	55,683
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(24,769)
Capitalization of internally developed technology	(11,314)	(10,494)
Purchase of property and equipment	(809)	(3,342)
Proceeds from sale of equity investment	—	9,481
Net cash used in investing activities	(12,123)	(29,124)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	10,000
Payments of Revolving Loan borrowings	(5,000)	(10,000)
Payments for stock-based compensation plans, net	(3,791)	(4,699)
Repurchases of common stock	(57,466)	(44,644)
Net cash used in financing activities	(66,257)	(49,343)
Effect of exchange rate changes on Cash and cash equivalents	(189)	(185)
Net decrease in Cash and cash equivalents	(22,949)	(22,969)
Cash and cash equivalents at beginning of period	56,236	50,673
Cash and cash equivalents at end of period	$33,287	$27,704
Supplemental cash flow information:
Cash (received) paid for income taxes	$(1,927)	$2,088
Cash paid for interest	14,721	15,067

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2025 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

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

NOTE 2. Revenue

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dealer	$163,348	$158,477	$326,355	$317,621
OEM and National	13,641	16,637	27,920	32,916
Other	2,945	3,625	5,882	7,226
Total revenue	$179,934	$178,739	$360,157	$357,763

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

As part of the DealerClub Acquisition, the Company may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon. This potential performance-based consideration is not included in the total purchase consideration and will be deemed compensation expense. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. Based on current performance trends, no such consideration was expensed during the three and six months ended June 30, 2026.

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

Acquisition Date Fair Value
Total purchase consideration	$25,331

Cash and cash equivalents	$562
Other assets acquired (1)	961
Identified intangible assets (2)	2,700
Total assets acquired	4,223
Total liabilities assumed (3)	(872)
Net identifiable assets	3,351
Goodwill	21,980
Total purchase consideration	$25,331

(1)
Other assets acquired primarily consists of deferred income tax assets and other receivables.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

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

NOTE 4. RepairPal Equity Investment

During the fourth quarter of 2024, the Company sold its RepairPal equity investment, which included $9.5 million in closing proceeds. These proceeds were collected during the six months ended June 30, 2025 and are reflected in Proceeds from sale of equity investment in the Consolidated Statements of Cash Flows. For more information, see Note 2 (Significant Accounting Policies) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's December 31, 2025 Consolidated Financial Statements.

NOTE 5. Debt

Revolving Loan. As of June 30, 2026, $300.0 million was available to borrow under the revolving loan due in 2029 ("Revolving Loan"), and the Company had $50.0 million of outstanding borrowings. During the six months ended June 30, 2026, the Company made $5.0 million in cash payments on the Revolving Loan, and there were no additional borrowings. The Revolving Loan is governed by our Credit Agreement dated as of May 31, 2017 among the Company, as Borrower, each lender from time to time party hereto, the other parties party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended from time to time, the "Credit Agreement").

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy, and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30, 2026	December 31, 2025
Fair value	$445.2	$454.1
Carrying value	450.0	455.0

Debt Covenants. As of June 30, 2026, the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited primarily by: 1) Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.5x; and 2) Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) not to be below 3.0x. As of June 30, 2026, the Company's Senior Secured Net Leverage Ratio was 0.08x and its Consolidated Interest Coverage Ratio was 7.20x. As of June 30, 2026, the Company's Total Net Leverage Ratio (as defined in the Credit Agreement) was 1.95x.

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

NOTE 7. Stockholders' Equity

On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. As of June 30, 2026, $116.6 million remained under the share repurchase program.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Aggregate purchase price	$37,014	$23,106	$57,253	$44,644
Shares repurchased	3,677	2,113	6,201	3,668
Average purchase price per share	$10.07	$10.93	$9.23	$12.17

NOTE 8. Stock-Based Compensation

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years. For units issued prior to March 2026, the fair value of the RSUs was equal to the Company's common stock price on the date of grant. As of March 2026, the fair value of RSUs is equal to the Company's average closing common stock price over the 30 trading days leading up to and including the date of grant. RSU activity for the six months ended June 30, 2026 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,600	$13.67
Granted	2,831	10.20
Vested and delivered	(1,621)	14.10
Forfeited	(511)	12.07
Outstanding as of June 30, 2026 (1)	5,299	$11.69

(1)
Includes 374 RSUs that were vested but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. The fair value of the PSUs is equal to the Company’s common stock price on the date of grant. Expense related to PSUs is recognized when the performance conditions are probable of being achieved. The percentage of PSUs that shall vest will range from 0% to 200% of the number of PSUs granted based on the Company’s future performance over a three-year performance period related primarily to certain revenue, adjusted earnings before interest, income taxes, depreciation and amortization, total shareholder return and share price targets. These PSUs are subject to cliff vesting after the end of the respective performance period. PSU activity for the six months ended June 30, 2026 is as follows (in thousands, except for weighted-average grant date fair value):

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,033	$15.30
Granted	508	10.17
Vested and delivered (1)	(197)	16.59
Forfeited	(264)	14.06
Outstanding as of June 30, 2026	1,080	$12.96

(1)
The actual amount of PSUs that become common shares outstanding as of the date of vesting and delivery will vary based on the attainment percentage of the relevant performance conditions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$14,263	$7,009	$19,241	$4,996
Basic weighted-average common shares outstanding	55,871	63,163	57,453	63,859
Effect of dilutive stock-based compensation awards (1)	781	679	677	617
Diluted weighted-average common shares outstanding	56,652	63,842	58,130	64,476
Net income per share, basic	$0.26	$0.11	$0.33	$0.08
Net income per share, diluted	0.25	0.11	0.33	0.08

(1)
There were 3,608 and 3,510 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended June 30, 2026 and 2025, respectively, and 4,115 and 3,508 potential common shares excluded from diluted weighted-average common shares outstanding for the six months ended June 30, 2026 and 2025, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Effective Tax Rate. The effective income tax rate for the six months ended June 30, 2026 of 31.9%, expressed by calculating the Income tax expense as a percentage of Income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the tax expense on stock-based compensation.

NOTE 11. Segment Information

Operating segments are components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision maker (the "CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reportable segment. The Company’s CODM is its Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company's consolidated financial results. Significant expenses reviewed by the CODM are primarily limited to those that are presented in the Consolidated Statements of Income. Asset information is not provided to the CODM.

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

NOTE 12. Reduction in Workforce

During the three months ended March 31, 2026, the Company recorded $8.5 million of expense associated with a plan to reduce its operating expenses and realign its resources via an 11% reduction in workforce. These expenses were generally recognized evenly across line items within Operating expenses (excluding Depreciation and amortization) in the Consolidated Statements of Income. These costs are comprised of one-time termination benefits, substantially all of which was related to employee severance and substantially all of which was paid during the three months ended June 30, 2026.

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
•
Our operations in Canada involve risks that differ from, or are in addition to, our domestic operational risks.
•
The increased use, development and regulation of artificial intelligence ("AI"), including generative AI and agentic AI technologies, could materially and adversely affect our business, results of operations and financial condition.
•
We rely in part on Internet search engines and mobile application stores to drive traffic to the Company's sites and increase downloads of our mobile applications. If the Company's sites and mobile applications fail to appear prominently in these search results, traffic to the Cars.com sites and mobile applications would decline and our business, results of operations or financial condition may be materially and adversely affected.
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

Overview of Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$179,934	$178,739	$360,157	$357,763
Net income (1)	14,263	7,009	19,241	4,996

(1)
During the three months ended March 31, 2026, we recorded $8.5 million of expense associated with a plan to reduce our operating expenses and realign our resources via an 11% reduction in workforce. These costs are comprised of one-time termination benefits, substantially all of which is related to employee severance and substantially all of which was paid during the three months ended June 30, 2026.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Traffic	142,990	162,036	(12)%	302,552	332,123	(9)%
Average Monthly Unique Visitors	22,807	26,649	(14)%	24,300	27,848	(13)%

	June 30, 2026	June 30, 2025	% Change	March 31, 2026	% Change
Dealer Customers	19,343	19,412	(0)%	19,390	(0)%
Monthly Average Revenue Per Dealer	$2,500	$2,435	3%	$2,473	1%

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

UVs decreased 14% and 13% for the three and six months ended June 30, 2026, respectively, and Traffic decreased 12% and 9% for the three and six months ended June 30, 2026, respectively, which primarily reflects intentional marketing shifts towards effectively capturing high-intent consumer demand.

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

For the three months ended June 30, 2026, Dealer Customers remained flat compared to each of the three months ended June 30, 2025 and March 31, 2026, as an increase in marketplace customers was offset by a decrease in digital solutions customers.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the three months ended June 30, 2026, ARPD increased 3% compared to the three months ended June 30, 2025, primarily reflecting the adoption of new marketplace packages and ongoing improvements in value delivery, partially offset by declines in dealer media.

For the three months ended June 30, 2026, ARPD increased 1% compared to the three months ended March 31, 2026, primarily reflecting the continued benefits of adoption of new marketplace packages and ongoing improvements in value delivery.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Dealer	$163,348	$158,477	$4,871	3%
OEM and National	13,641	16,637	(2,996)	(18)%
Other	2,945	3,625	(680)	(19)%
Total revenue	179,934	178,739	1,195	1%
Operating expenses:
Cost of revenue and operations	30,285	30,605	(320)	(1)%
Product and technology	26,687	29,417	(2,730)	(9)%
Marketing and sales	60,737	58,067	2,670	5%
General and administrative	17,006	20,531	(3,525)	(17)%
Depreciation and amortization	17,343	24,873	(7,530)	(30)%
Total operating expenses	152,058	163,493	(11,435)	(7)%
Operating income	27,876	15,246	12,630	83%
Nonoperating expense:
Interest expense, net	(7,397)	(7,644)	247	(3)%
Other (expense) income, net	(953)	2,366	(3,319)	***%
Total nonoperating expense, net	(8,350)	(5,278)	(3,072)	58%
Income before income taxes	19,526	9,968	9,558	96%
Income tax expense	5,263	2,959	2,304	78%
Net income	$14,263	$7,009	$7,254	***%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions, trade and appraisal and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 91% and 89% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Dealer revenue increased $4.9 million or 3%, primarily due to growth in marketplace customers, partially offset by a decline in our media products.

OEM and National revenue. OEM and National revenue largely consists of media solutions products, including display advertising and other solutions to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 7% and 9% of total revenue for the three months ended June 30, 2026 and 2025, respectively. OEM and National revenue decreased $3.0 million or 18%, primarily due to shifts in spending by OEM partners.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties. Other revenue represented 2% of total revenue for each of the three months ended June 30, 2026 and 2025. Other revenue decreased $0.7 million or 19%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment and compensation and severance costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% of total revenue for each of the three months ended June 30, 2026 and 2025. Cost of revenue and operations decreased $0.3 million or 1%, primarily due to lower compensation, partially offset by higher third-party costs.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses, other infrastructure costs, severance costs and costs related to the write-off of assets. Product and technology expense represented 15% and 16% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Product and technology expense decreased $2.7 million or 9%, primarily due to lower compensation.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, severance costs and bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 34% and 32% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Marketing and sales expense increased $2.7 million or 5%, primarily due to higher spend, building consumer awareness to more effectively capture high-intent demand.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of legal, accounting and other professional services, severance costs, office space, transformation and other exit costs and transaction-related costs. General and administrative expense represented 9% and 11% of total revenue for the three months ended June 30, 2026 and 2025, respectively. General and administrative expense decreased $3.5 million or 17%, primarily due to a reduction in costs as a result of the conclusion of the D2C Media earnout period and lower compensation, partially offset by higher third-party costs. For more information on the D2C Media earnout, see the "Liquidity and Capital Resources" section below.

Depreciation and amortization. Depreciation and amortization expense decreased $7.5 million or 30%, primarily due to certain intangible assets being fully amortized as compared to the prior-year period and the accelerated depreciation associated with our amended headquarters office lease in the prior-year period.

Interest expense, net. Interest expense, net decreased $0.2 million or 3%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates as well as higher interest income. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net changed primarily due to unrealized losses on foreign currency denominated transactions.

Income tax expense. Income tax expense changed primarily due to the increase in income before income taxes.

Results of Operations

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Dealer	$326,355	$317,621	$8,734	3%
OEM and National	27,920	32,916	(4,996)	(15)%
Other	5,882	7,226	(1,344)	(19)%
Total revenue	360,157	357,763	2,394	1%
Operating expenses:
Cost of revenue and operations	62,026	62,088	(62)	(0)%
Product and technology	58,182	60,035	(1,853)	(3)%
Marketing and sales	122,555	120,607	1,948	2%
General and administrative	38,824	41,416	(2,592)	(6)%
Depreciation and amortization	34,061	51,912	(17,851)	(34)%
Total operating expenses	315,648	336,058	(20,410)	(6)%
Operating income	44,509	21,705	22,804	***%
Nonoperating expense:
Interest expense, net	(14,628)	(15,312)	684	(4)%
Other (expense) income, net	(1,639)	2,342	(3,981)	***%
Total nonoperating expense, net	(16,267)	(12,970)	(3,297)	25%
Income before income taxes	28,242	8,735	19,507	***%
Income tax expense	9,001	3,739	5,262	***%
Net income	$19,241	$4,996	$14,245	***%

*** Not meaningful

Dealer revenue. Dealer revenue represented 90% and 89% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Dealer revenue increased $8.7 million or 3%, primarily due to growth in marketplace customers, ongoing improvements in value delivery and upgrades in website offerings, partially offset by a decline in our media products.

OEM and National revenue. OEM and National revenue represented 8% and 9% of total revenue for the six months ended June 30, 2026 and 2025, respectively. OEM and National revenue decreased $5.0 million or 15%, primarily due to shifts in spending by OEM partners.

Other revenue. Other revenue represented 2% of total revenue for each of the six months ended June 30, 2026 and 2025. Other revenue decreased $1.3 million or 19%.

Cost of revenue and operations. Cost of revenue and operations expense represented 17% of total revenue for each of the six months ended June 30, 2026 and 2025. Cost of revenue and operations was essentially flat period over period.

Product and technology. Product and technology expense represented 16% and 17% of total revenue for of the six months ended June 30, 2026 and 2025, respectively. Product and technology expense decreased $1.9 million or 3%, primarily due to lower compensation, partially offset by higher severance-related costs and third-party costs, including licenses.

Marketing and sales. Marketing and sales expense represented 34% of total revenue for each of the six months ended June 30, 2026 and 2025. Marketing and sales expense increased $1.9 million or 2%, primarily due to increased third-party costs, higher spend to build consumer awareness and more effectively capture high-intent demand, as well as elevated bad debt expense.

General and administrative. General and administrative expense represented 11% and 12% of total revenue for the six months ended June 30, 2026 and 2025, respectively. General and administrative expense decreased $2.6 million or 6%, primarily due to a reduction in costs as a result of the conclusion of the D2C Media earnout period and lower compensation, partially offset by higher severance-related costs and third-party costs. For more information on the D2C Media earnout, see the "Liquidity and Capital Resources" section below.

Depreciation and amortization. Depreciation and amortization expense decreased $17.9 million or 34%, primarily due to certain intangible assets being fully amortized as compared to the prior-year period and the accelerated depreciation associated with our amended headquarters office lease in the prior-year period.

Interest expense, net. Interest expense, net decreased $0.7 million or 4%, primarily due to a reduction in total indebtedness compared to the prior-year period and lower interest rates as well as higher interest income. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net changed primarily due to unrealized losses on foreign currency denominated transactions.

Income tax expense. Income tax expense changed primarily due to increase in income before income taxes.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of June 30, 2026, Cash and cash equivalents were $33.3 million and including our undrawn Revolving Loan, our total liquidity was $333.3 million.

Indebtedness. As of June 30, 2026, the outstanding aggregate principal amount of our indebtedness was $450.0 million, at an average interest rate of 6.3%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in 2028 and $50.0 million of outstanding principal under the Revolving Loan which had an interest rate of 5.8%. During the six months ended June 30, 2026, we made $5.0 million in cash payments on our Revolving Loan, and there were no additional borrowings. As of June 30, 2026, $300.0 million was available to borrow under the Revolving Loan.

As of June 30, 2026, we were in compliance with the covenants under our debt agreements. Our borrowings are limited primarily by: 1) Senior Secured Net Leverage Ratio (as defined in our Credit Agreement) not to exceed 3.5x; and 2) Consolidated Interest Coverage Ratio (as defined in our Credit Agreement) not to be below 3.0x. As of June 30, 2026, our Senior Secured Net Leverage Ratio was 0.08x and our Consolidated Interest Coverage Ratio was 7.20x. As of March 31, 2026, our Total Net Leverage Ratio (as defined in the Credit Agreement) was 1.95x. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the six months ended June 30, 2026, we repurchased and subsequently retired 6.2 million shares for $57.3 million at an average price paid per share of $9.23.

Earnouts.

•
As part of the D2C Media acquisition, we were required to pay additional cash consideration to certain former owners who are now employees of the Company based on the achievement of a revenue performance metric. The amount to be paid was determined by the acquired business’ achievement of certain revenue-related financial targets through December 31, 2025 and expensed over each performance period. In April 2026, we paid CAD$15.0 million (approximately USD$10.9 million) associated with the earnout for the year ended December 31, 2025, which was the final installment of the earnout.
•
As part of the DealerClub acquisition, we may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon, to certain former owners who are now employees of the Company. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. Based on current performance trends, no such consideration was expensed during the six months ended June 30, 2026.

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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$55,620	$55,683	$(63)
Investing activities	(12,123)	(29,124)	17,001
Financing activities	(66,257)	(49,343)	(16,914)
Effect of exchange rate changes on Cash and cash equivalents	(189)	(185)	(4)
Net change in Cash and cash equivalents	$(22,949)	$(22,969)	$20

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2026 decreased as compared to the six months ended June 30, 2025 primarily due to unfavorable working capital changes, partially offset by higher Net income and related adjustments in the Consolidated Statement of Cash Flows. For further information, see the Consolidated Statements of Cash Flows included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Investing Activities. The decrease in cash used in investing activities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to the impact of the DealerClub acquisition, partially offset by the proceeds collected from the sale of the RepairPal equity investment, both of which occurred in the prior year period. For further information on these items, see Note 3 (Business Combinations) and Note 4 (RepairPal Equity Investment) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Financing Activities. During the six months ended June 30, 2026, cash used in financing activities was primarily related to repurchases of our common stock, debt repayments and tax payments made in connection with the vesting of certain equity awards. During the six months ended June 30, 2025, cash used in financing activities was primarily related to repurchases of our common stock, debt repayments and tax payments made in connection with the vesting of certain equity awards, partially offset by proceeds from Revolving Loan borrowings. For information related to our debt and repurchases of our common stock, see Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, there have been no changes to our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our share repurchase activity for the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1 through April 30, 2026	1,273,797	$9.96	1,273,797	$140,903
May 1 through May 31, 2026	1,303,330	10.39	1,303,330	127,357
June 1 through June 30, 2026	1,099,376	9.80	1,099,376	116,578
	3,676,503		3,676,503
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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

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

Cars.com Inc.

Date: August 6, 2026	By:	/s/ Tobias Hartmann
Tobias Hartmann
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer