Form 10-Q
period 2026-09-30
Cars.com Inc.
filed 2026-11-05
CIK 1683606

p j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

b

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 2, 2026, the registrant had 52,075,947 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cars.com Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$64,553	$56,236
Accounts receivable, net	135,228	131,945
Prepaid expenses	18,509	15,491
Other current assets	5,384	7,920
Total current assets	223,674	211,592
Property and equipment, net	33,428	35,223
Goodwill	165,684	167,207
Intangible assets, net	494,469	527,082
Deferred tax assets, net	77,240	88,594
Investments and other assets, net	30,428	32,720
Total assets	$1,024,923	$1,062,418
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$32,520	$27,749
Accrued compensation	19,860	38,074
Other accrued liabilities	57,828	47,564
Total current liabilities	110,208	113,387
Noncurrent liabilities:
Long-term debt, net	442,434	451,516
Deferred tax liabilities, net	5,754	6,241
Other noncurrent liabilities	17,902	18,744
Total noncurrent liabilities	466,090	476,501
Total liabilities	576,298	589,888
Commitments and contingencies
Stockholders' equity:
Preferred Stock at par, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common Stock at par, $0.01 par value; 300,000 shares authorized; 52,562 and 58,636 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	526	586
Additional paid-in capital	1,355,844	1,413,994
Accumulated deficit	(905,914)	(941,494)
Accumulated other comprehensive loss	(1,831)	(556)
Total stockholders' equity	448,625	472,530
Total liabilities and stockholders' equity	$1,024,923	$1,062,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Dealer	$163,408	$162,009	$489,763	$479,630
OEM and National	15,688	16,180	43,608	49,096
Other	2,787	3,384	8,669	10,610
Total revenue	181,883	181,573	542,040	539,336
Operating expenses:
Cost of revenue and operations	31,743	30,063	93,769	92,151
Product and technology	28,154	28,625	86,336	88,659
Marketing and sales	56,521	59,382	179,076	179,989
General and administrative	20,220	23,234	59,044	64,650
Depreciation and amortization	16,356	23,464	50,417	75,376
Total operating expenses	152,994	164,768	468,642	500,825
Operating income	28,889	16,805	73,398	38,511
Nonoperating expenses:
Interest expense, net	(7,211)	(7,631)	(21,839)	(22,943)
Other (expense) income, net	(226)	1,528	(1,865)	3,869
Total nonoperating expense, net	(7,437)	(6,103)	(23,704)	(19,074)
Income before income taxes	21,452	10,702	49,694	19,437
Income tax expense	5,113	3,044	14,114	6,783
Net income	$16,339	$7,658	$35,580	$12,654
Weighted-average common shares outstanding:
Basic	53,678	61,708	56,181	63,133
Diluted	55,322	63,070	57,525	63,844
Net income per share:
Basic	$0.30	$0.12	$0.63	$0.20
Diluted	0.30	0.12	0.62	0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$16,339	$7,658	$35,580	$12,654
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(105)	(711)	(1,275)	626
Total other comprehensive (loss) income, net of tax	(105)	(711)	(1,275)	626
Comprehensive income	$16,234	$6,947	$34,305	$13,280

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	—	$—	58,636	$586	$1,413,994	$(941,494)	$(556)	$472,530
Net income	—	—	—	—	—	4,978	—	4,978
Other comprehensive loss, net of tax	—	—	—	—	—	—	(448)	(448)
Repurchases of common stock	—	—	(2,524)	(25)	(20,314)	—	—	(20,339)
Shares issued in connection with stock-based compensation plans, net	—	—	1,079	11	(4,553)	—	—	(4,542)
Stock-based compensation	—	—	—	—	8,569	—	—	8,569
Balance at March 31, 2026	—	—	57,191	572	1,397,696	(936,516)	(1,004)	460,748
Net income	—	—	—	—	—	14,263	—	14,263
Other comprehensive loss, net of tax	—	—	—	—	—	—	(722)	(722)
Repurchases of common stock	—	—	(3,677)	(37)	(37,307)	—	—	(37,344)
Shares issued in connection with stock-based compensation plans, net	—	—	412	4	747	—	—	751
Stock-based compensation	—	—	—	—	5,909	—	—	5,909
Balance at June 30, 2026	—	—	53,926	539	1,367,045	(922,253)	(1,726)	443,605
Net income	—	—	—	—	—	16,339	—	16,339
Other comprehensive loss, net of tax	—	—	—	—	—	—	(105)	(105)
Repurchases of common stock	—	—	(1,403)	(14)	(16,509)	—	—	(16,523)
Shares issued in connection with stock-based compensation plans, net	—	—	39	1	(468)	—	—	(467)
Stock-based compensation	—	—	—	—	5,776	—	—	5,776
Balance at September 30, 2026	—	$—	52,562	$526	$1,355,844	$(905,914)	$(1,831)	$448,625

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	—	$—	64,391	$643	$1,473,986	$(961,546)	$(1,598)	$511,485
Net loss	—	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(456)	(456)
Repurchases of common stock	—	—	(1,555)	(15)	(21,623)	—	—	(21,638)
Shares issued in connection with stock-based compensation plans, net	—	—	874	9	(5,858)	—	—	(5,849)
Stock-based compensation	—	—	—	—	8,386	—	—	8,386
Balance at March 31, 2025	—	—	63,710	637	1,454,891	(963,559)	(2,054)	489,915
Net income	—	—	—	—	—	7,009	—	7,009
Other comprehensive income, net of tax	—	—	—	—	—	—	1,793	1,793
Repurchases of common stock	—	—	(2,113)	(21)	(23,308)	—	—	(23,329)
Shares issued in connection with stock-based compensation plans, net	—	—	202	2	1,148	—	—	1,150
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Balance at June 30, 2025	—	—	61,799	618	1,439,410	(956,550)	(261)	483,217
Net income	—	—	—	—	—	7,658	—	7,658
Other comprehensive loss, net of tax	—	—	—	—	—	—	(711)	(711)
Repurchases of common stock	—	—	(1,493)	(15)	(19,471)	—	—	(19,486)
Shares issued in connection with stock-based compensation plans, net	—	—	54	1	(529)	—	—	(528)
Stock-based compensation	—	—	—	—	7,419	—	—	7,419
Balance at September 30, 2025	—	$—	60,360	$604	$1,426,829	$(948,892)	$(972)	$477,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$35,580	$12,654
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation	18,819	23,077
Amortization of intangible assets	31,598	52,299
Stock-based compensation	20,254	22,433
Deferred income taxes	11,096	6,269
Provision for doubtful accounts	2,418	1,501
Amortization of debt issuance costs	1,430	1,430
Unrealized loss (gain) on foreign currency denominated transactions	1,675	(1,440)
Other, net	1,276	2,284
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,106)	4,057
Prepaid expenses and other assets	627	(8,050)
Accounts payable	4,852	(320)
Accrued compensation	(19,348)	(8,119)
Other liabilities	10,495	6,446
Net cash provided by operating activities	114,666	114,521
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(24,769)
Capitalization of internally developed technology	(16,512)	(16,131)
Purchase of property and equipment	(852)	(3,901)
Proceeds from sale of equity investment	—	9,481
Net cash used in investing activities	(17,364)	(35,320)
Cash flows from financing activities:
Proceeds from Revolving Loan borrowings	—	10,000
Payments of Revolving Loan borrowings	(10,000)	(15,000)
Payments for stock-based compensation plans, net	(4,258)	(5,227)
Repurchases of common stock	(74,331)	(64,339)
Net cash used in financing activities	(88,589)	(74,566)
Effect of exchange rate changes on Cash and cash equivalents	(396)	(236)
Net increase in Cash and cash equivalents	8,317	4,399
Cash and cash equivalents at beginning of period	56,236	50,673
Cash and cash equivalents at end of period	$64,553	$55,072
Supplemental cash flow information:
Cash (received) paid for income taxes	$(1,732)	$2,223
Cash paid for interest	15,651	17,053

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cars.com Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. Cars.com Inc. (the "Company") is a trusted audience-powered and data-driven technology platform that simplifies buying and selling cars. The flagship Cars.com marketplace connects millions of consumers to dealerships across the U.S., powering the car buying experience with artificial intelligence shopping tools and comprehensive vehicle reviews and content. The Company's interconnected ecosystem of products enables dealers and OEMs to sell more cars by efficiently leveraging its marketplace, dealer websites, trade and appraisal tools and proprietary in-market media solutions.

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

The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in the December 31, 2025 Consolidated Financial Statements. In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting of a normal, recurring nature) necessary to present fairly the Company's financial position, results of operations, cash flows and changes in stockholders' equity as of the dates and for the periods indicated. The unaudited results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

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

NOTE 2. Revenue

The Company's Consolidated Statements of Income provide disaggregated revenue information that reflects the nature, timing, amount and uncertainty of cash flows related to the Company's revenue. Substantially all revenue was generated and located within the U.S. The Company's disaggregated revenue information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dealer	$163,408	$162,009	$489,763	$479,630
OEM and National	15,688	16,180	43,608	49,096
Other	2,787	3,384	8,669	10,610
Total revenue	$181,883	$181,573	$542,040	$539,336

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

As part of the DealerClub Acquisition, the Company may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon. This potential performance-based consideration is not included in the total purchase consideration and will be deemed compensation expense. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. Based on current performance trends, no such consideration was expensed during the three and nine months ended September 30, 2026.

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

NOTE 4. RepairPal Equity Investment

During the fourth quarter of 2024, the Company sold its RepairPal equity investment, which included $9.5 million in closing proceeds. The Company collected these proceeds during the three months ended March 31, 2025, and the amount is reflected in Proceeds from sale of equity investment in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025. For more information, see Note 2 (Significant Accounting Policies) in Part II, Item 8., "Financial Statements and Supplementary Data", of the Company's December 31, 2025 Consolidated Financial Statements.

NOTE 5. Debt

Revolving Loan. As of September 30, 2026, $305.0 million was available to borrow under the revolving loan due in 2029 ("Revolving Loan"), and the Company had $45.0 million of outstanding borrowings. During the nine months ended September 30, 2026, the Company made $10.0 million in cash payments on the Revolving Loan, and there were no additional borrowings. The Revolving Loan is governed by our Credit Agreement dated as of May 31, 2017 among the Company, as Borrower, each lender from time to time party hereto, the other parties party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended from time to time, the "Credit Agreement").

Senior Unsecured Notes. In October 2020, the Company issued $400.0 million aggregate principal amount of 6.375% Senior Unsecured Notes due in November 2028. Interest on the notes is due semi-annually on May 1 and November 1.

Fair Value. The Company's debt is classified as Level 2 in the fair value hierarchy, and the fair value is measured based on comparable trading prices, ratings, sectors, coupons and maturities of similar instruments. Level 2 assets and liabilities are based on observable inputs other than quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. The approximate fair value and related carrying value of the Company's outstanding indebtedness as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026	December 31, 2025
Fair value	$427.3	$454.1
Carrying value	445.0	455.0

Debt Covenants. As of September 30, 2026, the Company was in compliance with the covenants under its debt agreements. The Company’s borrowings are limited primarily by: 1) Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) not to exceed 3.5x; and 2) Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) not to be below 3.0x. As of September 30, 2026, the Company's Senior Secured Net Leverage Ratio was (0.09)x, due to its senior secured net debt balance being $(19.6) million, and its Consolidated Interest Coverage Ratio was 7.33x. As of September 30, 2026, the Company's Total Net Leverage Ratio (as defined in the Credit Agreement) was 1.77x.

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

NOTE 7. Stockholders' Equity

On February 27, 2025, the Company announced that its Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of the Company's common stock. The Company may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements. The timing and amounts of any purchases under the share repurchase program will be based on market conditions and other factors, including price. The repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific amount or number of shares. The Company funds the share repurchase program principally with cash from operations. As of September 30, 2026, $100.2 million remained available under the share repurchase program.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Aggregate purchase price	$16,365	$19,300	$73,618	$63,944
Shares repurchased	1,403	1,493	7,604	5,161
Average purchase price per share	$11.67	$12.93	$9.68	$12.39

NOTE 8. Stock-Based Compensation

Restricted Share Units ("RSUs"). RSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting, subject to any restrictions as specified in the individual holder’s award agreement. RSUs are subject to graded vesting, generally ranging between one year to three years. For units issued prior to March 2026, the fair value of the RSUs was equal to the Company's common stock price on the date of grant. For units issued beginning in March 2026, the fair value of RSUs is equal to the Company's average closing common stock price over the 30 trading days leading up to and including the date of grant. RSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,600	$13.67
Granted	2,881	10.22
Vested and delivered	(1,829)	14.33
Forfeited	(518)	12.11
Outstanding as of September 30, 2026 (1)	5,134	$11.65

(1)
Includes 374 RSUs that were vested but not yet delivered.

Performance Share Units ("PSUs"). PSUs represent the right to receive unrestricted shares of the Company’s common stock at the time of vesting. PSUs generally vest based on achievement of specified performance or market conditions and continued service through the applicable vesting date. For PSUs with performance conditions issued prior to March 2026, the fair value of the PSUs was equal to the Company's common stock price on the date of grant. For units issued beginning in March 2026, the fair value of PSUs with performance conditions is equal to the Company's average closing common stock price over the 30 trading days leading up to and including the date of grant. For PSUs with market conditions, fair value is determined on the grant date using a Monte Carlo simulation model, and compensation expense is recognized over the requisite service period if the required service is provided, regardless of whether the market condition is ultimately achieved. The percentage of PSUs that may vest will range from 0% to 200% of the target number of PSUs granted based on the Company’s performance over one-year to three-year performance periods related primarily to certain

Cars.com Inc.

Notes to the Consolidated Financial Statements (continued)

(Unaudited)

revenue, adjusted earnings before interest, income taxes, depreciation and amortization, total shareholder return and share price targets. PSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except for weighted-average grant date fair value):

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,033	$15.30
Granted	525	10.21
Vested and delivered (1)	(197)	16.59
Forfeited	(264)	14.06
Outstanding as of September 30, 2026	1,097	$12.93

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$16,339	$7,658	$35,580	$12,654
Basic weighted-average common shares outstanding	53,678	61,708	56,181	63,133
Effect of dilutive stock-based compensation awards (1)	1,644	1,362	1,344	711
Diluted weighted-average common shares outstanding	55,322	63,070	57,525	63,844
Net income per share, basic	$0.30	$0.12	$0.63	$0.20
Net income per share, diluted	$0.30	$0.12	$0.62	$0.20

(1)
There were 921 and 1,124 potential common shares excluded from diluted weighted-average common shares outstanding for the three months ended September 30, 2026 and 2025, respectively, and 1,800 and 1,548 potential common shares excluded from diluted weighted-average common shares outstanding for the nine months ended September 30, 2026 and 2025, respectively, as their inclusion would have had an anti-dilutive effect.

NOTE 10. Income Taxes

Effective Tax Rate. The effective income tax rate for the nine months ended September 30, 2026 of 28.4%, expressed by calculating the Income tax expense as a percentage of Income before income taxes, differed from the statutory federal income tax rate of 21% primarily due to the tax expense on stock-based compensation.

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

Overview of Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$181,883	$181,573	$542,040	$539,336
Net income (1)	16,339	7,658	35,580	12,654

(1)
Net income increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a decrease in amortization expense. The nine months ended September 30, 2026 increase was partially offset by $8.5 million of expense associated with an 11% reduction in workforce recorded in March 2026, as well as severance costs.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make operating and strategic decisions. Key Operating Metrics are as follows (Traffic and Average Monthly Unique Visitors in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Traffic	150,177	156,220	(4)%	452,729	488,343	(7)%
Average Monthly Unique Visitors	24,744	25,454	(3)%	24,448	27,050	(10)%

	September 30, 2026	September 30, 2025	% Change	June 30, 2026	% Change
Dealer Customers	19,251	19,526	(1)%	19,343	(0)%
Monthly Average Revenue Per Dealer	$2,532	$2,460	3%	$2,500	1%

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

UVs decreased 3% and 10% for the three and nine months ended September 30, 2026, respectively, and Traffic decreased 4% and 7% for the three and nine months ended September 30, 2026, respectively, which primarily reflects intentional marketing shifts towards capturing high-intent consumer demand.

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

For the three months ended September 30, 2026, Dealer Customers decreased slightly by 1% compared to the three months ended September 30, 2025 and remained flat compared to the three months ended June 30, 2026, as an increase in marketplace customers was offset by a decrease in digital solutions customers.

Monthly Average Revenue Per Dealer ("ARPD"). We believe that our ability to grow ARPD is an indicator of the value proposition of our platform. We define ARPD as Dealer revenue, excluding digital advertising services and DealerClub, during the period divided by the monthly average number of Dealer Customers during the same period.

For the three months ended September 30, 2026, ARPD increased 3% compared to the three months ended September 30, 2025, primarily reflecting the adoption of higher-tier marketplace packages driven by ongoing improvements in value delivery, partially offset by declines in dealer media.

For the three months ended September 30, 2026, ARPD increased 1% compared to the three months ended June 30, 2026, primarily reflecting the continued benefits of adoption of higher-tier marketplace packages and ongoing improvements in value delivery.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Dealer	$163,408	$162,009	$1,399	1%
OEM and National	15,688	16,180	(492)	(3)%
Other	2,787	3,384	(597)	(18)%
Total revenue	181,883	181,573	310	0%
Operating expenses:
Cost of revenue and operations	31,743	30,063	1,680	6%
Product and technology	28,154	28,625	(471)	(2)%
Marketing and sales	56,521	59,382	(2,861)	(5)%
General and administrative	20,220	23,234	(3,014)	(13)%
Depreciation and amortization	16,356	23,464	(7,108)	(30)%
Total operating expenses	152,994	164,768	(11,774)	(7)%
Operating income	28,889	16,805	12,084	72%
Nonoperating expense:
Interest expense, net	(7,211)	(7,631)	420	(6)%
Other (expense) income, net	(226)	1,528	(1,754)	***%
Total nonoperating expense, net	(7,437)	(6,103)	(1,334)	22%
Income before income taxes	21,452	10,702	10,750	***%
Income tax expense	5,113	3,044	2,069	68%
Net income	$16,339	$7,658	$8,681	***%

*** Not meaningful

Dealer revenue. Dealer revenue is typically subscription-oriented and consists of marketplace, digital experience, including website solutions, trade and appraisal and media products sold to dealer customers. Dealer revenue is our largest revenue stream, representing 90% and 89% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Dealer revenue increased $1.4 million or 1%, primarily due to increased adoption of higher-tier marketplace packages and growth in marketplace customers, partially offset by a decline in our media and solutions products.

OEM and National revenue. OEM and National revenue largely consists of media solutions products, including display advertising and other solutions to OEMs, advertising agencies, automotive dealer associations and auto adjacent businesses, including insurance companies. OEM and National revenue represented 9% of total revenue for each of the three months ended September 30, 2026 and 2025. OEM and National revenue decreased $0.5 million or 3%, primarily due to shifts in spending by OEM partners.

Other revenue. Other revenue primarily consists of revenue related to vehicle listing data sold to third parties. Other revenue represented 1% and 2% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Other revenue decreased $0.6 million or 18%.

Cost of revenue and operations. Cost of revenue and operations expense primarily consists of costs related to processing dealer vehicle inventory, product fulfillment and compensation and severance costs for the product fulfillment and customer service teams. Cost of revenue and operations expense represented 17% of total revenue for each of the three months ended September 30, 2026 and 2025. Cost of revenue and operations increased $1.7 million or 6%, primarily due to third-party media costs, partially offset by lower compensation.

Product and technology. The product team creates and manages consumer and customer-facing innovation and consumer and customer experience. The technology team develops and supports our products, websites and mobile apps. Product and technology expense includes compensation costs, consulting and contractor costs, hardware and software maintenance, software licenses, other infrastructure costs, severance costs and costs related to the write-off of assets. Product and technology expense represented 15% and 16% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Product and technology expense decreased $0.5 million or 2%, primarily due to lower compensation, partially offset by cloud infrastructure costs.

Marketing and sales. Marketing and sales expense primarily consists of traffic and lead acquisition costs, performance and brand marketing, trade events, compensation costs and travel for the marketing, sales and sales support teams, severance costs and bad debt expense related to the allowance for doubtful accounts. Marketing and sales expense represented 31% and 33% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Marketing and sales expense decreased $2.9 million or 5%, primarily due to continued optimization of marketing investment and mix and lower compensation.

General and administrative. General and administrative expense primarily consists of compensation costs for certain of the executive, finance, legal, human resources, facilities and other administrative employees. In addition, general and administrative expense includes the cost of legal, accounting and other professional services, severance costs, office space, transformation and other exit costs and transaction-related costs. General and administrative expense represented 11% and 13% of total revenue for the three months ended September 30, 2026 and 2025, respectively. General and administrative expense decreased $3.0 million or 13%, primarily due to a reduction in costs as a result of the conclusion of the D2C Media earnout period and lower compensation, partially offset by higher severance-related costs. For more information on the D2C Media earnout, see the "Liquidity and Capital Resources" section below.

Depreciation and amortization. Depreciation and amortization expense decreased $7.1 million or 30%, primarily due to certain intangible assets being fully amortized as compared to the prior-year period.

Interest expense, net. Interest expense, net decreased $0.4 million or 6%, primarily due to a reduction in total indebtedness compared to the prior-year period as well as higher interest income. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net decreased $1.8 million.

Income tax expense. Income tax expense changed primarily due to the increase in Income before income taxes.

Results of Operations

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Dealer	$489,763	$479,630	$10,133	2%
OEM and National	43,608	49,096	(5,488)	(11)%
Other	8,669	10,610	(1,941)	(18)%
Total revenue	542,040	539,336	2,704	1%
Operating expenses:
Cost of revenue and operations	93,769	92,151	1,618	2%
Product and technology	86,336	88,659	(2,323)	(3)%
Marketing and sales	179,076	179,989	(913)	(1)%
General and administrative	59,044	64,650	(5,606)	(9)%
Depreciation and amortization	50,417	75,376	(24,959)	(33)%
Total operating expenses	468,642	500,825	(32,183)	(6)%
Operating income	73,398	38,511	34,887	91%
Nonoperating expense:
Interest expense, net	(21,839)	(22,943)	1,104	(5)%
Other (expense) income, net	(1,865)	3,869	(5,734)	***%
Total nonoperating expense, net	(23,704)	(19,074)	(4,630)	24%
Income before income taxes	49,694	19,437	30,257	***%
Income tax expense	14,114	6,783	7,331	***%
Net income	$35,580	$12,654	$22,926	***%

*** Not meaningful

Dealer revenue. Dealer revenue represented 90% and 89% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Dealer revenue increased $10.1 million or 2%, primarily due to increased adoption of higher-tier marketplace packages and growth in marketplace customers, partially offset by a decline in our media products.

OEM and National revenue. OEM and National revenue represented 8% and 9% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. OEM and National revenue decreased $5.5 million or 11%, primarily due to shifts in spending by OEM partners, partially offset by a sequential quarterly increase in revenue from the three months ended June 30, 2026.

Other revenue. Other revenue represented 2% of total revenue for each of the nine months ended September 30, 2026 and 2025. Other revenue decreased $1.9 million or 18%.

Cost of revenue and operations. Cost of revenue and operations expense represented 17% of total revenue for each of the nine months ended September 30, 2026 and 2025. Cost of revenue and operations increased $1.6 million or 2%, primarily due to increased third-party media costs and higher severance-related costs, partially offset by lower compensation.

Product and technology. Product and technology expense represented 16% of total revenue for each of the nine months ended September 30, 2026 and 2025. Product and technology expense decreased $2.3 million or 3%, primarily due to lower compensation, partially offset by third-party costs, including licenses, and higher severance-related costs.

Marketing and sales. Marketing and sales expense represented 33% of total revenue for each of the nine months ended September 30, 2026 and 2025. Marketing and sales expense decreased $0.9 million or 1%, primarily due to continued optimization of marketing investment and mix, partially offset by elevated bad debt expense.

General and administrative. General and administrative expense represented 11% and 12% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. General and administrative expense decreased $5.6 million or 9%, primarily due to a reduction in costs as a result of the conclusion of the D2C Media earnout period and lower compensation, partially offset by higher severance-related costs and third-party costs. For more information on the D2C Media earnout, see the "Liquidity and Capital Resources" section below.

Depreciation and amortization. Depreciation and amortization expense decreased $25.0 million or 33%, primarily due to certain intangible assets being fully amortized as compared to the prior-year period and the accelerated depreciation associated with our amended headquarters office lease in the prior-year period.

Interest expense, net. Interest expense, net decreased $1.1 million or 5%, primarily due to a reduction in total indebtedness compared to the prior-year period as well as higher interest income. For information related to our debt, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Other (expense) income, net. Other (expense) income, net changed primarily due to unrealized losses on foreign currency denominated transactions.

Income tax expense. Income tax expense changed primarily due to an increase in Income before income taxes.

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

We may also seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. As of September 30, 2026, Cash and cash equivalents were $64.6 million and including our undrawn Revolving Loan, our total liquidity was $369.6 million.

Indebtedness. As of September 30, 2026, the outstanding aggregate principal amount of our indebtedness was $445.0 million, at an average interest rate of 6.3%, including $400.0 million of outstanding aggregate principal under the 6.375% Senior Unsecured Notes due in November 2028 and $45.0 million of outstanding principal under the Revolving Loan which had an interest rate of 6.1%. During the nine months ended September 30, 2026, we made $10.0 million in cash payments on our Revolving Loan, and there were no additional borrowings. As of September 30, 2026, $305.0 million was available to borrow under the Revolving Loan.

As of September 30, 2026, we were in compliance with the covenants under our debt agreements. Our borrowings are limited primarily by: 1) Senior Secured Net Leverage Ratio (as defined in our Credit Agreement) not to exceed 3.5x; and 2) Consolidated Interest Coverage Ratio (as defined in our Credit Agreement) not to be below 3.0x. As of September 30, 2026, our Senior Secured Net Leverage Ratio was (0.09)x, due to its senior secured net debt balance being $(19.6) million, and our Consolidated Interest Coverage Ratio was 7.33x. As of September 30, 2026, our Total Net Leverage Ratio (as defined in the Credit Agreement) was 1.77x. For further information, see Note 5 (Debt) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Share Repurchase Program. On February 27, 2025, we announced that our Board of Directors had authorized a three-year share repurchase program to acquire up to $250.0 million of our common stock. The repurchase program may be suspended or discontinued at any time and does not obligate us to repurchase any specific amount or number of shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws and other applicable legal requirements, and subject to our blackout periods. We intend to fund the share repurchase program principally with cash from operations. During the nine months ended September 30, 2026, we repurchased and subsequently retired 7.6 million shares for $73.6 million at an average price paid per share of $9.68.

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
•
As part of the DealerClub acquisition, we may be required to pay additional performance-based consideration of up to $88.0 million, which may be paid in cash, or stock if mutually agreed upon, to certain former owners who are now employees of the Company. The amount to be paid will be determined by DealerClub's future achievement of certain revenue-related financial targets through December 31, 2028, and will be expensed over the relevant performance periods. Based on current performance trends, no such consideration was expensed during the nine months ended September 30, 2026.

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

Cash Flows. Details of our cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$114,666	$114,521	$145
Investing activities	(17,364)	(35,320)	17,956
Financing activities	(88,589)	(74,566)	(14,023)
Effect of exchange rate changes on Cash and cash equivalents	(396)	(236)	(160)
Net change in Cash and cash equivalents	$8,317	$4,399	$3,918

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2026 increased slightly as compared to the nine months ended September 30, 2025 primarily due to higher Net income and related adjustments in the Consolidated Statement of Cash flows, partially offset by unfavorable working capital changes. For further information, see the Consolidated Statements of Cash Flows included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Investing Activities. The decrease in cash used in investing activities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to the impact of the DealerClub acquisition, partially offset by the proceeds collected from the sale of the RepairPal equity investment, both of which occurred in the prior year period. For further information on these items, see Note 3 (Business Combinations) and Note 4 (RepairPal Equity Investment) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Financing Activities. During the nine months ended September 30, 2026, cash used in financing activities was primarily related to repurchases of our common stock, debt repayments and tax payments made in connection with the vesting of certain equity awards. During the nine months ended September 30, 2025, cash used in financing activities was primarily related to repurchases of our common stock, debt repayments and tax payments made in connection with the vesting of certain equity awards, partially offset by proceeds from Revolving Loan borrowings. For information related to our debt and repurchases of our common stock, see Note 5 (Debt) and Note 7 (Stockholders' Equity) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Commitments and Contingencies. For information related to commitments and contingencies, see Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements.

Critical Accounting Policies. For information related to critical accounting policies, see "Critical Accounting Policies and Estimates" in Part II, Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026 and see Note 1 (Description of Business and Summary of Significant Accounting Policies) to the accompanying Consolidated Financial Statements included in Part I, Item 1., "Financial Statements" of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, there have been no changes to our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities by Issuer

None.

Purchases of Equity Securities by Issuer

Our share repurchase activity for the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1 through July 31, 2026	430,692	$11.62	430,692	$111,571
August 1 through August 31, 2026	530,087	12.09	530,087	105,163
September 1 through September 30, 2026	442,019	11.20	442,019	100,213
	1,402,798		1,402,798
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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as the terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of Cars.com Inc. (incorporated by reference to Exhibit 3.1 of Cars.com Inc.’s Form 8-K filed on June 6, 2025, File No. 001-37869).
3.2**	Amended and Restated Bylaws of Cars.com Inc. (incorporated by reference to Exhibit 3.2 of Cars.com Inc.’s Form 8-K filed on October 23, 2018, File No. 001-37869).
10.1**	Offer Letter dated September 24, 2026, between Cars.Com LLC and Trent Ziegler (incorporated by reference to Exhibit 10.1 of Cars.com Inc.’s Form 8-K filed on September 30, 2026, File No. 001-37869).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cars.com Inc.

Date: November 5, 2026	By:	/s/ Tobias Hartmann
Tobias Hartmann
Chief Executive Officer

Date: November 5, 2026	By:	/s/ Sonia Jain
Sonia Jain
Chief Financial Officer